Form 10-K/A
period 1994-10-31
BIO VASCULAR INC
filed 1995-09-20
CIK 780127

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

                               AMENDMENT NO. 1 TO
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended October 31, 1994        Commission File Number 0-13907

--------------------------------------------------------------------------------
                              BIO-VASCULAR, INC.
            (Exact name of Registrant as specified in its charter)

--------------------------------------------------------------------------------
            Minnesota                                    41-1526554
     ________________________               ____________________________________
     (State of Incorporation)               (I.R.S. Employer Identification No.)

            2575 UNIVERSITY AVENUE, ST. PAUL, MINNESOTA 55104-1024
                    (Address of principal executive offices)

                        TELEPHONE NUMBER: (612) 603-3700
                           __________________________

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK $.01 par value
                          ___________________________

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

The following selected historical financial data for the fiscal years ended October 31, 1990 through October 31, 1994 has been derived from the audited consolidated financial statements of the Company as restated for the pooling-of-interests due to the merger with Vital Images, Incorporated and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the Consolidated Financial Statements included elsewhere in this Amendment No. 1 to Annual Report, on Form 10-K/A.

SUMMARY STATEMENTS OF OPERATIONS DATA:
-------------------------------------


                                                       YEAR ENDED OCTOBER 31,
                                  ----------------------------------------------------------------
                                      1994         1993         1992         1991         1990
                                  ------------  -----------  -----------  -----------  -----------

Net Revenue                       $ 6,631,518   $6,144,273   $6,010,899   $5,086,249   $4,423,336

Loss from operations               (1,431,165)    (456,731)    (309,220)    (293,701)    (279,939)

Loss before extraordinary item     (1,879,522)    (158,144)    (158,718)    (337,037)    (345,435)

Extraordinary item -                       --           --           --       59,031           --
gain on early
extinguishment of debt

Net loss                           (1,879,522)    (158,144)    (158,718)    (278,006)    (345,435)

Per common share data:
Loss before extraordinary item    $     (0.26)  $    (0.02)  $    (0.02)  $    (0.05)  $    (0.07)

Extraordinary item                         --           --           --         0.01           --
                                  -----------   ----------   ----------   ----------   ----------

Net loss                          $     (0.26)  $    (0.02)  $    (0.02)  $    (0.04)  $    (0.07)
                                  ===========   ==========   ==========   ==========   ==========


Weighted average
shares outstanding                  7,277,000    7,055,000    6,743,000    6,162,000    4,611,000


SUMMARY BALANCE SHEET DATA:
--------------------------


                                            YEAR ENDED OCTOBER 31,
                          ----------------------------------------------------------
                             1994        1993        1992        1991        1990
                          ----------  ----------  ----------  ----------  ----------

Working capital           $5,235,926  $6,577,045  $5,534,654  $5,240,806  $1,038,664

Intangible assets, net       797,872   1,098,563   1,322,150   1,337,513   1,545,128

Total assets               7,912,696   9,468,893   8,626,148   8,283,015   4,359,329

Long-term debt                    --      52,076      99,335     167,345   1,086,700

Shareholders' equity       6,785,539   8,476,742   7,643,046   7,449,108   2,119,062



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION.
         -------------------

OVERVIEW

     The Company has two business segments which market products on a worldwide basis. Its primary business is the Surgical Business, which develops, manufactures and markets proprietary specialty medical products for use in thoracic, cardiac, neuro and vascular surgery. The Company's Imaging Business, through its wholly-owned subsidiary, Vital Images, also develops, markets and supports certain software products for interactive visualization and analysis of three dimensional image data for medical applications. Net revenue generated by Vital Images is derived from software licensing and maintenance fees.

     The Company acquired Vital Images on May 24, 1994. The acquisition was a "pooling-of-interests," and financial results for all reporting periods have been restated as if Vital Images had been merged into the Company from inception. Historically, Vital Images was engaged in developing and marketing 3-D volume rendered, imaging software for various disciplines and industries, but principally for confocal microscopy, other medical research, and gas and oil exploration (the "Imaging Business"). After the acquisition, the Company decided to exit the microscopy business due to the limited market opportunity in microscopy and its relatively low margins. Although the Company continues to provide support to existing microscopy customers, it does not actively pursue new microscopy customers. At the time of the acquisition, the largest near-term market opportunity for the Imaging Business was the VoxelGeo(R) product for gas and oil exploration applications. The Company funded the research and development of the second generation of this product, VoxelGeo(R) 2.0, in order to generate revenue to fund future development of clinical medical applications of the Company's imaging software. In the process of developing VoxelGeo(R) 2.0, the Company rewrote the entire code of its core 3-D volume rendering technology. A significant portion of all of the Company's 3-D volume rendered imaging software results from certain "core technology," and therefore improvements or changes to this "core technology" advance all applications of the software. In order to conserve resources and receive the benefit of industry expertise, the Company entered into a global marketing alliance in August 1994 with CogniSeis Development, Inc. ("CogniSeis"), a company with complementary software technologies for gas and oil exploration and an established presence in the industry. Under the agreement, CogniSeis assumed exclusive marketing and customer support responsibilities for VoxelGeo(R) in exchange for 50% of software license and maintenance fee revenue.

RESULTS OF OPERATIONS

     The following table sets forth the net revenue, gross margin and operating income (loss) of the Company and for each business segment for the periods shown:


                                          YEARS ENDED OCTOBER 31,
                                         -------------------------
                                          1992     1993      1994
                                         ------   ------   -------
                                              (IN THOUSANDS)
              NET REVENUE
                Surgical...............  $4,185   $4,423   $ 4,952
                Imaging................   1,826    1,721     1,680
                                         ------   ------   -------
                  Total................   6,011    6,144     6,632
                                         ======   ======   =======

              GROSS MARGIN
                Surgical...............   2,519    2,586     3,028
                Imaging................   1,086    1,042     1,170
                                         ------   ------   -------
                  Total................   3,605    3,628     4,198
                                         ======   ======   =======

              OPERATING INCOME (LOSS)
                Surgical...............     399      333       171
                Imaging................    (708)    (790)   (1,183)
                                         ------   ------   -------
                  Total................    (309)    (457)   (1,431)*
                                         ======   ======   =======

     *Includes approximately $420 of acquisition costs not allocated to a business segment.

COMPARISON OF THE YEAR ENDED OCTOBER 31, 1994 WITH THE YEAR ENDED OCTOBER 31,
1993

     Net Revenue. Net revenue increased 8% to $6,632,000 for fiscal 1994 from $6,144,000 for fiscal 1993. The increase was due entirely to a 12% increase in revenue of the Surgical Business when comparing these periods. Tissue-Guard net revenue increased 88% to $1,675,000 for fiscal 1994 from $891,000 for fiscal 1993. Peri-Strips(R) accounted for 88% of the increase in Tissue-Guard product line net revenue. The Company considers Peri-Strips(R) a product with significant revenue growth potential, and expects to see revenue increases in fiscal 1995 and 1996 as a result.

     Biograft(R) net revenue decreased 14% for fiscal 1994 when compared to fiscal 1993. The Company believes that this decline was strongly influenced by the changing health care environment, specifically cost containment, which prompted surgeons to choose drug therapy more frequently than surgical intervention in the treatment of peripheral vascular disease. Net revenue of the surgical productivity tools increased 3% between fiscal 1994 and fiscal 1993.

     Net revenue of the Imaging Business decreased 2% between fiscal 1994 and fiscal 1993. The Company believes that the decrease, which was primarily in software license revenues, arose from the market's anticipation of VoxelGeo(R)
2.0 and customers' decisions to delay software purchases until the delivery of this version of the VoxelGeo(R) software, offset by maintenance revenue increases. Although the number of sales of VoxelGeo(R) software licenses and maintenance contracts is expected to increase due to the alliance with CogniSeis, the initial effect of this alliance may result in a short-term decrease in revenues due to the revenue sharing arrangement. Despite the fact that this alliance may result in a short-term decrease in revenues, it will also result in an immediate decrease in the costs of sales and marketing associated with the gas and oil business.

     Gross Margin. The gross margin percentage increased to 63% of net revenue for fiscal 1994 from 59% of net revenue for fiscal 1993. Gross margin percentages of the Surgical Business were 61% and 58% in fiscal 1994 and fiscal 1993, respectively. This improvement in the Surgical Business gross margin was primarily due to the lower average cost of labor associated with the addition of significant numbers of entry-level production personnel in response to anticipated sales increases of Peri-Strips(R). The Surgical Business is planning a move to a larger facility in the third quarter of 1995 which is expected to decrease the gross margins for at least the short term. Gross margin percentages of the Imaging Business were 70% and 60% in fiscal 1994 and 1993, respectively. The increase in the Imaging Business gross margin percentage was due to product and service mix.

          Selling, General and Administrative. Selling, general and administrative expense increased 13% to $3,541,000 for fiscal 1994 from $3,126,000 for fiscal 1993 and increased slightly as a percentage of sales to 53% for fiscal 1994 from 51% for fiscal 1993. The increase in expense was primarily attributable to retention of a Chief Operating Officer in April 1994 and the increased level of business activity of the Surgical Business.

          Research and Development. Research and development expense increased 74% to $1,669,000 for fiscal 1994 from $959,000 for fiscal 1993 and increased as a percentage of net revenue to 25% for fiscal 1994 from 16% in fiscal 1993. The majority of the increase was attributable to advancing the core technology of the Imaging Business concurrent with the development of VoxelGeo(R) 2.0. In both fiscal 1994 and fiscal 1993, 25% of research and development expenditures were for the Surgical Business and 75% were for the Imaging Business. Research and development efforts of the Surgical Business over the last year and a half have already resulted in the Peri-Strips product and the Vascu-Guard product. The Company has several other projects underway in the Surgical Business. The Company expects research and development expense to increase in both the Surgical and Imaging Businesses in the next year.

          Acquisition Costs. The costs of the acquisition of Vital Images, which were all incurred in fiscal 1994 were $420,000. These one-time costs, which accounted for 29% of the operating loss incurred by the Company in fiscal 1994, were for legal, accounting, and other professional fees.

          Operating Income (Loss). The Company had operating losses of $1,431,000 and $457,000 in fiscal 1994 and fiscal 1993, respectively. The Surgical Business had operating income of $171,000 and $333,000 and the Imaging Business had operating losses of $1,183,000 and $790,000 for fiscal 1994 and fiscal 1993, respectively. The increase in the Company's operating loss arose primarily from the increase in research and development expenditures and the cost of the acquisition of Vital Images.

          Other Income and Expense. The Company realized a capital loss of $610,000 in fiscal 1994 on an investment in mutual fund shares of the Piper Jaffray Institutional Government Income Portfolio (the "Fund"), resulting in net other expense of $438,000 for the fiscal year. The Fund invested in various bonds and other obligations issued or guaranteed as to payment of principal and interest by the United States Government. Included in the investments of the Fund were mortgage-related securities and their derivatives, such as interest-only and principal-only securities and inverse floating rate securities. During the first quarter of calendar 1994, the Fund's value declined. The Company closely monitored its investment in the Fund and held discussions with the Fund's management concerning their recovery strategy. The Company decided to sell its shares in the Fund when it believed that any meaningful recovery was no longer possible in a reasonable timeframe, and as concern about the Fund continued to aggravate the immediate downside potential. The Company liquidated these mutual fund shares during September and October 1994.

          Income Taxes. The tax provisions recorded in fiscal 1994 and fiscal 1993 represented alternative minimum taxes due to limitations in the use of net operating loss ("NOL") carryforwards and state minimum taxes. As of October 31, 1994, the Company had NOL carryforwards of approximately $1,000,000 expiring in 2002 to 2009 available to offset income from operations and $500,000 available to offset future capital gains through 1999. The Company also had carryforwards arising from pre-merger losses of Vital Images totalling approximately $2,400,000 available to offset post-merger income of Vital Images if it reaches profitability. The portion of the pre-merger loss carryforwards that may be used in any year is restricted due to limitations resulting from the significant change of ownership. These carryforwards begin to expire in 2005. The deferred tax assets associated with the carryforwards have been totally offset by a valuation allowance because of uncertainty that sufficient taxable income will be generated prior to the expiration of the carryforwards.

COMPARISON OF THE YEAR ENDED OCTOBER 31, 1993 WITH THE YEAR ENDED OCTOBER 31,
1992

          Net Revenue. Net revenue increased 2% to $6,144,000 for fiscal 1993 from $6,011,000 for fiscal 1992. All of the increase was attributable to the Surgical Business, and primarily to increased revenue from Biograft(R) and Supple Peri-Guard(TM). Net revenue from the Surgical Business increased by 6% and net revenue from the Imaging Business decreased by 6%. The increase in Surgical Business net revenue was solely as a result of increases in unit sales volumes, as average selling prices for all Surgical Business products effectively decreased due to a greater number of sales made to distributors at wholesale prices.

          Supple Peri-Guard(TM), an alternative soft-tissue patch developed by the Company, was introduced to international markets at the beginning of fiscal 1992 and to the domestic market at the beginning of fiscal 1993. Net revenue from this product increased 296% between fiscal 1992 and fiscal 1993.

          Net revenue from sales of Biograft(R) increased 23% from fiscal 1992 to fiscal 1993, with large increases in the first part of 1993 relative to 1992, offset by decreasing revenue and unit sales in the latter half of 1993 as proposed health care reform and cost concerns accelerated. Net revenue from surgical productivity tools decreased 11% between fiscal 1992 and fiscal 1993.

          The 6% decrease in Imaging Business net revenue between fiscal 1992 and fiscal 1993 was primarily the result of an increase in maintenance revenue which was offset by a decrease in software license revenue. The increase in maintenance revenue was due to maintenance contracts from an increasing installed base of software.

          Gross Margin. Gross margin percentages of both the Surgical Business and Imaging Business were relatively flat for fiscal 1993 and fiscal 1992.

          Selling, General and Administrative. Selling, general and administrative expense decreased 7% to $3,126,000 for fiscal 1993 from $3,349,000 for fiscal 1992, and decreased as a percentage of net revenue to 51% for fiscal 1993 from 56% for fiscal 1992, due to reduced staffing levels in both business segments.

          Research and Development. Research and development expense increased 70% to $959,000 for fiscal 1993 from $565,000 for fiscal 1992 and was 16% and 9% of net revenue for those respective years. Research and development expense of the Surgical Business increased to $240,000 for fiscal 1993 from $46,000 for fiscal 1992. This increase was the early result of a strategic decision to develop a full research and development capability for the Surgical Business. Research and development expense of the Imaging Business increased 39% to $719,000 for fiscal 1993 from $519,000 for fiscal 1992.

          Operating Income (Loss). The Company had operating losses of $457,000 and $309,000 in fiscal 1993 and fiscal 1992, respectively. The Surgical Business had operating income of $333,000 and $399,000 and the Imaging Business had operating losses of $790,000 and $708,000 in fiscal 1993 and fiscal 1992, respectively.

          Other Income and Expense. During fiscal 1993, the Company made its first investment in the Fund. The Company sold its investment in the Fund in fiscal 1993, realizing a capital gain of $101,000. Dividend and capital gain income on this investment contributed significantly to the Company's net other income of $319,000 in fiscal 1993. In fiscal 1992, the Company had net other income of $165,000.

          Income Taxes. The tax provisions recorded in fiscal 1993 and fiscal 1992 represented alternative minimum taxes due to limitations in the use of NOL carryforwards and state minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

          The Company had cash, cash equivalents and marketable securities of $3,619,000 at October 31, 1994. This compares to cash, cash equivalents and marketable securities of $5,582,000 at October 31, 1993, or a decrease of $1,963,000. The majority of this decrease represents cash used in funding equipment additions and for one-time circumstances, which were: the acquisition costs of $420,000 and the capital loss of $610,000 that the Company realized on its investment in the Fund. At October 31, 1994 the Company remains invested in only U.S. Treasuries, an investment strategy the Company intends to continue during 1995.

          During fiscal 1994, the Company used $799,000 of cash in operating activities. Factoring out the one-time acquisition costs, the cash used in operating activities in fiscal 1994 was $379,000. The Company invested $505,000 in fixed assets, which includes $106,000 in clean room workstations and related fixtures for the Surgical Business and $372,000 in computer hardware, printers, related peripherals, and software (approximately 77% of this for the Imaging Business and 23% for the Surgical Business). The Company used $124,000 in financing activities during fiscal 1994 to pay off all of the Imaging Business' notes, leaving a capital lease with a balance of $12,000 at year end as the Company's only debt.

          During fiscal 1993, cash provided by operating activities was $1,062,000. Net investment activities during fiscal 1993 provided cash of $2,007,000, with the redemption of $2,352,000 of marketable securities providing cash. Cash of $170,000 was used to purchase fixed assets and $174,000 was used in the capitalization of software development costs. Financing activities provided $581,000 during fiscal 1993, with net cash of $705,000 provided through the sale of common stock and exercise of options, and $124,000 used to reduce debt.

          Working capital at October 31, 1994 was $5,236,000 compared to working capital of $6,577,000 at October 31, 1993. The current ratios at October 31, 1994 and 1993 were 5.7 to 1, and 8.1 to 1, respectively. While the Company believes its present level of cash and cash equivalents may be adequate to fund the expansion of its Surgical Business facility, Surgical or Imaging development activities, and other positioning strategies over the next two years, the Company may need to raise additional capital in the future to meet planned research and development and other expenses. There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all.

INFLATION

          Management believes that inflation has not had a material effect on the Company's results of operations or financial condition.

FOREIGN CURRENCY TRANSACTIONS

          Substantially all of the Company's international transactions are denominated in U.S. dollars. Fluctuations in currency exchange rates may therefore reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold.

QUARTERLY OPERATING DATA

          The following table sets forth certain unaudited operating data for the four quarters in fiscal 1993 and 1994. In the opinion of management, the data includes all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information set forth therein.

                                                1993                                    1994
                               --------------------------------------  --------------------------------------
                                First     Second    Third     Fourth    First     Second    Third     Fourth
                               Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                               --------  --------  --------  --------  --------  --------  --------  --------
                                                   (In thousands, except per share data)
Net revenue..................   $1,645    $1,633    $1,478    $1,388    $1,569    $1,574    $1,559    $1,930
Gross margin.................      959       992       871       806       925     1,006       947     1,320
Operating income (loss)......      (71)     (102)      (67)     (217)     (284)     (299)     (408)     (440)
Net income (loss)............       17       (51)      (28)      (96)     (243)     (250)     (881)     (506)
Net income (loss) per share..   $  .00    $ (.01)   $ (.00)   $ (.01)   $ (.03)   $ (.03)   $ (.12)   $ (.07)

          The first through third quarters of 1994 were impacted by acquisition costs of $420,000, while the third and fourth quarters of 1994 were impacted due to non-operating losses of $539,000 and $71,000, respectively, arising from the Company's investment in the Fund.

   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   ----------------------------------------------------

     The Company's Financial Statements and the reports of its independent accountants are included herein on pages 9 through 25 of this Amendment No. 1 to Annual Report on Form 10-K/A.

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

a)

     1) The following Financial Statements are included herein (page numbers refer to pages in this Amendment No. 1 to Annual Report on Form 10-K/A).

                                                                            Page
                                                                            ----
          Reports of Independent Accountants.................................  9

          Consolidated Balance Sheets as of October 31, 1993 and 1994........ 11

          Consolidated Statements of Operations for the
          Years Ended October 31, 1992, 1993 and 1994........................ 12

          Consolidated Statements of Shareholders' Equity
          for the Years Ended October 31, 1992, 1993, and 1994............... 13

          Consolidated Statements of Cash Flows for the Years
          Ended October 31, 1992, 1993 and 1994.............................. 14

          Notes to Consolidated Financial Statements......................... 15

     2)   Consolidated Financial Statement Schedules

          The following financial statement schedule and independent accountant's report thereon is included herein and should be read in conjunction with the financial statements referred to above (page numbers refer to pages in this Amendment No. 1 to Annual Report on Form 10-K/A):

                                                                                 Page
          Reports of Independent Accountants on Financial Statement Schedule      25

          Schedule VIII - Valuation and Qualifying Accounts                       27

          All other financial statement schedules not listed have been omitted because the required information is included in the Financial Statements or the Notes thereto, or is not applicable.

     3)   Exhibits

     Reference is made to the Exhibit Index hereinafter contained on page E-1 of this report.

     The Company shall furnish a copy of any exhibit to a shareholder who requests a copy in writing upon payment to the Company of a fee of $5.00 per exhibit. Requests should be sent to: M. Karen Gilles, Chief Financial Officer, Vice President of Finance and Secretary, Bio-Vascular, Inc., 2575 University Avenue, St. Paul, Minnesota 58104-1024.

     The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a)(3):

          A. The Registrant's 1988 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Registrant's report on Form 10-K for the year ended October 31, 1988 (File No. 0-13907).

          B. Vital Images, Incorporated 1990 Management Incentive Stock Option Plan (as filed in connection with this report)./*/

          C. Vital Images, Incorporated 1992 Stock Option Plan (as filed in connection with this report)./*/

          D. Employment letter agreement dated April 7, 1994 between the Registrant and Mr. John Karcanes (as filed in connection with this report)./*/

          E. Employment agreement dated May 24, 1994 between the Registrant and Dr. Vincent Argiro (as filed in connection with this report)./*/

          F. Form of Change in Control Agreement dated November 16, 1994 entered into between the Registrant and each of Mr. Karcanes and certain other executive officers of the Registrant (as filed in connection with this report)./*/

          G. Form of Change in Control Agreement dated November 16, 1994 entered into between the Registrant and Dr. Argiro (as filed in connection with this report)./*/

b)   Reports on Form 8-K.

     None.

c)   Exhibits

     Reference is made to the Exhibit Index hereinafter contained on page E-1 of this report.

-----------------------------------------
/*/  Indicates items previously filed.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Bio-Vascular, Inc.:


We have audited the accompanying consolidated balance sheets of Bio-Vascular, Inc. as of October 31, 1993 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Vascular, Inc. as of October 31, 1993 and 1994, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

We previously audited and reported on the statements of operations, stockholders' equity and cash flows of Vital Images, Incorporated for the year ended December 31, 1992. Such financial statements were audited and reported on prior to their restatement for the 1994 pooling-of-interests described in Note
2. The contribution of Vital Images, Incorporated to combined net revenue represented 30 percent of the 1992 restated total and Vital Images, Incorporated contributed a net loss of $714,201 to the combined 1992 restated net loss total of $158,718. Separate financial statements of Bio-Vascular, Inc. included in the 1992 restated consolidated statements of operations, shareholders' equity and cash flows were audited and reported on separately by other auditors. We also audited the combination of the consolidated statements of operations, shareholders' equity and cash flows for the year ended October 31, 1992, after restatement for the 1994 pooling-of-interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of Notes to Consolidated Financial Statements.


                                                       COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
December 16, 1994 except for the last two paragraphs of Note 6, as to which the date is January 2, 1995

INDEPENDENT AUDITORS' REPORT


Bio-Vascular, Inc.

We have audited the statements of operations, changes in shareholders' equity, and cash flows of Bio-Vascular, Inc. (the Company) for the year ended October 31, 1992 prior to restatement for the merger with Vital Images, Incorporated. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements (not presented herein) present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended October 31, 1992 in conformity with generally accepted accounting principles.

                                                       DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
December 11, 1992

                               BIO-VASCULAR, INC.

                          CONSOLIDATED BALANCE SHEETS

                                            OCTOBER 31,  OCTOBER 31,
ASSETS                                         1993         1994
------                                      -----------  -----------
Current assets:
  Cash and cash equivalents................ $5,582,365   $2,347,954
  Marketable securities....................        --     1,270,841
  Accounts receivable, net of an allowance
   for doubtful accounts of $30,000 in 1993
   and $40,000 in 1994 ....................    966,581    1,466,669
  Inventories..............................    890,220    1,132,669
  Prepaid expenses and other current as-
   sets....................................     64,717      123,631
                                            ----------   ----------
    Total current assets...................  7,503,883    6,341,764
Equipment and leasehold improvements, net..    653,794      773,060
Software development costs, net of accumu-
 lated amortization of $310,795 at October
 31, 1993..................................    212,653          --
Intangibles and other assets, net..........  1,098,563      797,872
                                            ----------   ----------
    Total assets........................... $9,468,893   $7,912,696
                                            ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt........ $   83,413   $   11,968
  Accounts payable.........................    171,409      455,338
  Accrued expenses.........................    375,581      485,020
  Deferred revenues........................    296,435      153,512
                                            ----------   ----------
    Total current liabilities..............    926,838    1,105,838
Long-term debt, less current portion.......     52,076          --
Deferred revenue, less current portion.....     13,237       21,319
                                            ----------   ----------
    Total liabilities......................    992,151    1,127,157
                                            ----------   ----------
Commitments (Note 7).......................
Shareholders' equity:
  Common stock: authorized 10,000,000
   shares of $.01 par value; issued
   and outstanding, 7,232,823 shares and
   7,318,125 shares in 1993 and 1994,
   respectively............................     72,328       73,181
  Additional paid-in capital............... 11,485,997   11,685,163
  Accumulated deficit...................... (2,967,840)  (4,847,362)
  Unearned compensation....................    (54,420)     (12,625)
  Unearned restricted stock................    (59,323)    (112,818)
                                            ----------   ----------
  Total shareholders' equity...............  8,476,742    6,785,539
                                            ----------   ----------
    Total liabilities and shareholders' eq-
     uity.................................. $9,468,893   $7,912,696
                                            ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                               BIO-VASCULAR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                            FOR THE YEARS ENDED OCTOBER 31,
                          -----------------------------------
                             1992        1993        1994
                          ----------  ----------  -----------

Net revenue.............  $6,010,899  $6,144,273  $ 6,631,518
Cost of revenue.........   2,406,038   2,516,691    2,433,368
                          ----------  ----------  -----------
  Gross margin..........   3,604,861   3,627,582    4,198,150
Operating expenses:
Selling, general and ad-
 ministrative...........   3,349,207   3,125,779    3,540,582
Research and develop-
 ment...................     564,874     958,534    1,668,813
Acquisition costs.......         --          --       419,920
                          ----------  ----------  -----------
  Operating income
   (loss)...............    (309,220)   (456,731)  (1,431,165)
Other income (expense),
 net....................     164,597     318,702     (438,007)
                          ----------  ----------  -----------
Income (loss) before in-
 come taxes.............    (144,623)   (138,029)  (1,869,172)
Income tax provision....      14,095      20,115       10,350
                          ----------  ----------  -----------
  Net income (loss).....  $ (158,718) $ (158,144) $(1,879,522)
                          ==========  ==========  ===========
Net income (loss) per
 share..................  $     (.02) $     (.02) $      (.26)
                          ==========  ==========  ===========
Weighted average shares
 outstanding............   6,743,000   7,055,000    7,277,000
                          ==========  ==========  ===========



The accompanying notes are an integral part of the consolidated financial statements.

                               BIO-VASCULAR, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            COMMON STOCK
                          ------------------  ADDITIONAL                 UNEARNED    RETAINED
                                       PAR      PAID-IN      DEFERRED   RESTRICTED   EARNINGS
                           SHARES     VALUE     CAPITAL    COMPENSATION   STOCK      (DEFICIT)     TOTAL
                          ---------  -------  -----------  ------------ ----------  -----------  ----------
Balances at October 31,
 1991...................  6,589,801  $65,898  $10,197,262   $(130,220)              $(2,650,978) $7,481,962
 Issuance of common
  stock in connection
  with product license
  agreement.............    100,000    1,000      199,000                                           200,000
 Stock options granted..                           42,000     (42,000)
 Stock options canceled.                          (42,348)     42,348
 Exercise of stock
  options...............     34,314      342       72,171                                            72,513
 Restricted stock
  granted...............     39,279      393      177,087               $(177,480)
 Restricted stock
  purchased by the
  Company...............     (4,029)     (40)     (18,131)                                          (18,171)
 Restricted stock
  earned................                                                   59,905                    59,905
 Compensation expense...                                       38,409                                38,409
 Net loss...............                                                               (158,718)   (158,718)
                          ---------  -------  -----------   ---------   ---------   -----------  ----------
Balances at October 31,
 1992...................  6,759,365   67,593   10,627,041     (91,463)   (117,575)   (2,809,696)  7,675,900
 Exercise of stock
  options...............     85,160      852      167,112                                           167,964
 Issuance of common
  stock in connection
  with product license
  agreement.............     50,000      500       99,500                                           100,000
 Issuance of stock, net
  of offering costs of
  $58,158...............    297,500    2,975      533,867                                           536,842
 Stock options canceled.                          (19,203)     19,203
 Restricted stock
  granted...............     11,246      112       45,968                 (46,080)
 Restricted stock
  purchased by the
  Company...............     (3,183)     (32)     (10,712)                                          (10,744)
 Restricted stock
  earned................                                                   59,584                    59,584
 Compensation expense...                                       17,840                                17,840
 Restricted stock
  forfeited.............     (9,944)     (99)     (44,649)                 44,748
 Stock issued for
  services..............     42,679      427       87,073                                            87,500
 Net loss...............                                                               (158,144)   (158,144)
                          ---------  -------  -----------   ---------   ---------   -----------  ----------
Balances at October 31,
 1993...................  7,232,823   72,328   11,485,997     (54,420)    (59,323)   (2,967,840)  8,476,742
 Exercise of stock
  options...............     36,115      361       66,882                                            67,243
 Stock options canceled.                          (18,495)     18,495
 Restricted stock
  granted...............     58,578      586      198,476                (199,062)
 Restricted stock
  canceled..............    (10,564)    (106)     (45,167)                 45,273
 Restricted stock
  purchased by the
  Company...............     (4,650)     (46)     (22,848)                                          (22,894)
 Restricted stock
  earned................                                                   58,174                    58,174
 Compensation
  expense/compensation
  paid in stock.........     12,500      125       43,625      23,300                                67,050
 Restricted stock
  forfeited.............    (12,252)    (123)     (41,997)                 42,120
 Stock issued for
  services..............      5,575       56       18,690                                            18,746
 Net loss...............                                                             (1,879,522) (1,879,522)
                          ---------  -------  -----------    ---------  ---------   -----------  ----------
Balances at October 31,
 1994...................  7,318,125  $73,181  $11,685,163    $(12,625)  $(112,818)  $(4,847,362) $6,785,539
                          =========  =======  ===========    =========  =========   ===========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                               BIO-VASCULAR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                           FOR THE YEARS ENDED OCTOBER 31,
                          -----------------------------------
                             1992        1993        1994
                          ----------  ----------  -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net loss...............  $ (158,718) $ (158,144) $(1,879,522)
 Adjustments to
  reconcile net
  loss to net cash
  provided by (used in)
  operating activities:
   Depreciation and
    amortization........     725,356     689,488      851,872
   Provision for
    inventory
    obsolescence........         --       10,000          --
   Provision for
    uncollectible
    accounts............       5,885      12,890       10,000
   Issuance of common
    stock in connection
    with product license
    agreement...........         --      100,000          --
   Loss on disposal of
    fixed assets........         --          --        40,961
   Non-cash
    compensation........      98,314     164,924      143,970
   (Gain) loss on sale
    of marketable
    securities..........         --     (100,555)     609,653
   Changes in assets and
    liabilities,
    exclusive of
    investing and
    financing
    activities:
     Accounts
      receivable........      31,219     172,428     (510,088)
     Inventories........    (162,030)     23,265     (242,449)
     Other current
      assets............      90,673     (10,604)     (58,914)
     Other assets.......         --         (132)         --
     Accounts payable...      66,421      37,271      283,929
     Accrued expenses...         216      19,838       86,513
     Deferred revenues..     106,231     101,462     (134,841)
                          ----------  ----------  -----------
      Net cash provided
       by (used in)
       operating
       activities.......     803,567   1,062,131     (798,916)
                          ----------  ----------  -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Purchase of equipment
  and improvements......    (320,800)   (169,908)    (504,725)
 Additions to
  intangibles...........      (9,601)       (748)     (10,190)
 Capitalization of
  software development
  costs.................     (68,991)   (173,547)         --
 Investments in
  marketable securities.  (1,559,825)        --    (3,301,877)
 Redemptions of
  marketable securities.   1,916,905   2,351,562    1,421,383
 Change in other assets.        (657)        --        16,192
                          ----------  ----------  -----------
      Net cash provided
       by (used in)
       investing
       activities.......     (42,969)  2,007,359   (2,379,217)
                          ----------  ----------  -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Proceeds from the
  issuance of debt......     155,171         --           --
 Payments on debt.......    (185,915)   (123,680)    (123,521)
 Proceeds related to the
  sale, issuance and
  repurchase of common
  stock and exercise of
  stock options.........      72,513     704,806       67,243
                          ----------  ----------  -----------
      Net cash provided
       by (used in)
       financing
       activities.......      41,769     581,126      (56,278)
                          ----------  ----------  -----------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS............     802,367   3,650,616   (3,234,411)
CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD....   1,224,440   1,931,749    5,582,365
                          ----------  ----------  -----------
CASH AND CASH
 EQUIVALENTS AT END OF
 PERIOD.................  $2,026,807  $5,582,365  $ 2,347,954
                          ==========  ==========  ===========
SUPPLEMENTAL DISCLOSURE:
 Cash paid for interest.  $   26,320  $   21,867  $     7,617
                          ==========  ==========  ===========
 Cash paid for income
  taxes.................  $   12,926  $    6,635  $    17,490
                          ==========  ==========  ===========
 Acquisition of
  equipment under
  capital leases........  $    6,792  $   27,162  $    12,049
                          ==========  ==========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                              BIO-VASCULAR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Business Description:

  As a result of the acquisition of Vital Images, Incorporated (Vital Images) in fiscal 1994 (Note 2), Bio-Vascular, Inc. (the Company or Bio-Vascular) has two businesses, a Surgical Business (the business which existed prior to the acquisition of Vital Images) and an Imaging Business (the business of Vital Images prior to the merger). The Surgical Business develops, manufactures and markets proprietary specialty medical products used in thoracic, cardiac, neuro and vascular surgery. The Company, through its wholly owned subsidiary, Vital Images, also develops, markets and supports certain software products for interactive visualization and analysis of three-dimensional image data. The end users of the Imaging Business' software have been primarily researchers and innovators who have adapted the core technology to meet their needs. During fiscal 1994, the primary focus of the Imaging Business was one of development, directed towards more specific industry applications of its core technology. Also during fiscal 1994, the Imaging Business has sought to establish marketing and customer support alliances, enabling it to direct more of its resources to this development process.

 Consolidation:

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Accounting Periods:

  Vital Images financial statements were reported on a calendar year basis prior to the merger with Bio-Vascular. Vital Images financial statements have been restated to be on a fiscal year basis for the year ended October 31, 1993. Vital Images financial statements for the year ended 1992 are combined on a calendar year basis with the Company's financial statements for the fiscal year ended October 31, 1992. As a result, the Company's restated consolidated financial statements for the fiscal years ended October 31, 1993 and 1992, both include results of Vital Images for the months of November and December of 1992. Vital Images revenues were $403,975 and its net loss was $32,854 for this two-month period.

 Cash Equivalents:

  The Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents. The Company's cash and cash equivalents balances are concentrated in a money market fund with one financial institution.

 Marketable Securities:

  Investments with original maturities of three months or more are classified as marketable securities and generally consist of United States Government or United States Government backed instruments. Marketable securities are carried at amortized cost, as the Company has the intention and the ability to hold these securities to maturity (which maturity is less than one year). Unrealized holding gains and losses were not significant.

 Inventories:

  Inventories are valued at the lower of cost or market, utilizing standard costs which approximate the first-in, first-out method. All inventories are held by the Surgical Business.

                              BIO-VASCULAR, INC.

 Equipment and Leasehold Improvements:

  Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using accelerated and straight-line methods over the estimated useful lives (three to seven years) or lease life. Major replacements and improvements are capitalized, and maintenance and repairs which do not improve or extend the lives of the respective assets are charged to operations. The asset and related accumulated depreciation or amortization accounts are adjusted for asset retirement or disposal with the resulting gain or loss shown in non-operating income.

 Software Development Costs:

  Software development costs incurred in the research and development of new software products are expensed as incurred until technological and market feasibility have been established. After technological and market feasibility are established, any additional development or enhancement costs for these products are capitalized until the product is available for sale to customers. Amortization of capitalized costs is computed using the straight-line method based upon a one to three year estimated economic life of the software products. If delays in product releases lead to uncertainty concerning the ultimate recovery of capitalized costs, those costs are expensed at the time recovery becomes uncertain.

 Goodwill, Product Licenses and Other Intangibles:

  Goodwill, product licenses and other intangibles of the Surgical Business are recorded at cost and are being amortized using the straight-line method over ten years. In 1992, the Imaging Business acquired a license (Note 7) which is being amortized on a straight-line basis over the estimated period of realizability of three years. The Company evaluates the net realizability of goodwill and other intangibles on an ongoing basis based on current and anticipated undiscounted cash flows.

 Revenue Recognition:

  The Company recognizes Surgical Business revenue and software revenues of the Imaging Business upon shipment of the products. Included in the sales price of the Imaging Business' software products is an initial maintenance contract varying in length from three to six months. Renewal maintenance contracts are generally one year in length. Revenue from maintenance contracts, including those sold as part of its software products and those sold separately, is deferred and recognized on a straight-line basis over applicable maintenance contract periods. Costs associated with maintenance revenues are charged to operations as incurred.

 Research and Development:

  Research and development costs are expensed as incurred.

 Income Taxes:

  The Company accounts for income taxes using the liability method. The liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes ("temporary differences").

 Use of Estimates:

  The preparation of the Company's consolidated financial statements in conformity with generally accepting accounting principles requires management to make estimates and assumptions that affect the reported amounts

                              BIO-VASCULAR, INC.

of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods.

 Net Loss Per Common Share:

  Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

(2) ACQUISITION:

  On May 24, 1994, Bio-Vascular acquired Vital Images. The acquisition was effected through a "stock for stock" exchange of 1,645,025 shares of Bio-Vascular common stock for the 1,645,025 shares of Vital Images common and Series A preferred stock outstanding. The merger was accounted for under the "pooling-of-interests" method of accounting for financial reporting purposes. Accordingly, the accompanying consolidated financial statements have been restated to retroactively include the financial position, results of operations and cash flows of Vital Images for all periods presented.

  Combined and separate results of Bio-Vascular and Vital Images for periods prior to the acquisition are set forth in the table below. Costs related to the acquisition of approximately $420,000 were expensed as incurred in the first through third quarters of fiscal year 1994.

                                             BIO-
                                           VASCULAR   VITAL IMAGES  COMBINED
                                          ----------  ------------ ----------
      Year ended October 31, 1992:
        Net revenue...................... $4,185,110   $1,825,789  $6,010,899
        Net income (loss)................    555,483     (714,201)   (158,718)
      Year ended October 31, 1993:
        Net revenue......................  4,422,775    1,721,498   6,144,273
        Net income (loss)................    650,634     (808,778)   (158,144)
      Six months ended April 30, 1994
       (unaudited):
        Net revenue......................  2,228,152      915,138   3,143,290
        Net loss.........................   (203,586)    (289,565)   (493,151)

                               BIO-VASCULAR, INC.

   (3) CERTAIN CONSOLIDATED FINANCIAL STATEMENT INFORMATION:


                                           OCTOBER 31,    OCTOBER 31,
                                              1993           1994
                                           -----------    -----------
Inventories consisted of the following:
Raw materials and supplies..............   $  167,420    $   224,949
Work-in-process.........................       80,467        292,746
Finished goods..........................      642,333        614,974
                                           ----------    -----------
                                           $  890,220    $ 1,132,669
                                           ==========    ===========
Equipment and leasehold improvements
 consisted of the following:
Furniture, fixtures and computer
 equipment..............................   $1,100,321    $ 1,450,998
Laboratory equipment....................       72,903         81,686
Manufacturing equipment.................      281,556        254,480
Leasehold improvements..................      145,070        155,242
                                           ----------    -----------
  Less accumulated depreciation and
   amortization.........................     (946,056)    (1,169,346)
                                           ----------    -----------
                                           $  653,794    $   773,060
                                           ==========    ===========
Intangibles and other assets consisted
 of the following:
Goodwill................................   $1,318,499    $ 1,318,499
  Less accumulated amortization.........     (460,101)      (603,167)
                                           ----------    -----------
                                              858,398        715,332
                                           ----------    -----------
Product licenses and other intangibles..      667,797        679,366
  Less accumulated amortization.........     (449,721)      (602,491)
                                           ----------    -----------
                                              218,076         76,875
                                           ----------    -----------
Other assets............................       22,089          5,665
                                           ----------    -----------
                                           $1,098,563    $   797,872
                                           ==========    ===========
Accrued expenses consisted of the
 following:
  Payroll and other employee benefits...   $  144,923    $   215,910
  Royalties.............................       68,040         85,233
  Research reimbursement, shareholder...       91,482         91,482
  Other.................................       71,136         92,395
                                           ----------    -----------
                                           $  375,581    $   485,020
                                           ==========    ===========

                              BIO-VASCULAR, INC.


                             FOR THE YEARS ENDED OCTOBER
                                         31,
                            -----------------------------
                              1992      1993      1994
                            --------  --------  ---------
Depreciation and
 amortization consisted of
 the following:
  Depreciation............  $288,291  $327,784  $ 344,496
  Amortization of
   intangibles............   223,109   256,501    294,723
  Amortization of software
   development costs......   213,956   105,203    212,653
                            --------  --------  ---------
                            $725,356  $689,488  $ 851,872
                            ========  ========  =========
Other income (expense)
 net, consisted of the
 following:
  Interest income.........  $176,340  $234,653  $ 221,023
  Interest expense........   (27,425)  (21,867)    (7,617)
  Capital gain (loss) on
   sale of investment (1).       --    100,555   (609,653)
  Loss on disposal of
   equipment, net.........       --        --     (40,961)
  Miscellaneous income
   (expense)..............    15,682     5,361       (799)
                            --------  --------  ---------
                            $164,597  $318,702  $(438,007)
                            ========  ========  =========

--------
(1) Relates entirely to the Company's investment during 1993 and 1994 in mutual fund shares of the Piper Jaffray Institutional Government Income Portfolio.

(4) LINE OF CREDIT:

  The Company has a $150,000 revolving line of credit which expires January
31, 1995. There were no borrowings under the line of credit during fiscal 1994 and 1993. The line of credit bears interest at prime plus 1.0% and is collateralized primarily by all of the corporate assets. After completion of the merger, the Company paid off all of the long-term debt of Vital Images except for capital leases with interest ranging from 12% to 15%. The Company has no long-term debt at October 31, 1994.

(5) INCOME TAXES:

  The recorded tax provisions for the years ended October 31, 1992, 1993 and 1994, respectively, represent alternative minimum taxes due to limitations in the use of net operating loss carryforwards and state minimum taxes. The Surgical Business of the Company utilized approximately $717,000 and $740,000 of net operating loss carryforwards in fiscal 1992 and 1993, respectively. The Company incurred a loss for the year ended October 31, 1994.

  As of October 31, 1994, the Company has net operating loss carryforwards of approximately $1,000,000 available to offset income from operations and $500,000 to offset future capital gains, as well as research and experimentation tax credit carryforwards. The net operating loss carryforwards expire in 2002 to 2009, while the capital loss carryforward expires in 1999. The Company also has carryforwards arising from the pre-merger losses of Vital Images totaling approximately $2,400,000. These pre-merger carryforwards can only be applied to the post-merger net income

                              BIO-VASCULAR, INC.

of the Imaging Business and are restricted as to the amount that can be utilized in any year due to limitations resulting from the significant change of ownership. These carryforwards begin to expire in 2005.

  There are no significant differences between the tax bases of assets and liabilities and their financial reporting amounts. The deferred tax assets associated with the carryforwards have been totally offset by a valuation allowance because of uncertainty that the Company and the Imaging Business will generate sufficient taxable income prior to the expiration of the carryforwards.

(6) SHAREHOLDERS' EQUITY:

 Warrants:

  As a result of the merger, the Company assumed the warrant obligations of Vital Images which were outstanding at the time of the merger. During 1991, in connection with the private placement and issuance of common shares, Vital Images issued stock warrants for the purchase of 32,143 shares of common stock. The warrants are exercisable through October 1996, at an exercise price of $4.00 per share. No warrants have been exercised through October 31, 1994.

 Restricted Stock:

  Under certain compensation agreements, an arrangement which provides for awards of restricted common stock to key management was adopted in 1992. These awards of restricted common stock are subject to forfeiture if employment terminates prior to the end of the prescribed periods. Vesting periods range from two to four years. The market value of the shares at the time of grant is recorded as unearned restricted stock. The unearned amount is amortized to compensation expense over the periods during which the restrictions lapse. During the years ended October 31, 1992, 1993, and 1994, 13,093, 13,744 and 14,302 restricted shares, respectively, were earned. At October 31, 1994, 35,204 shares of restricted stock which were granted at per share prices of $3.25 to $3.4375, and vest over periods beginning October 31, 1995 and ending October 31, 1996 remain unearned. As part of these same compensation agreements, the Company agreed to buy back the number of shares which would allow the employees to meet their income tax obligations arising from the non-cash compensation related to the earned restricted shares.

 Deferred Compensation:

  Prior to the merger, Vital Images granted stock options at prices different from the estimated market value of the underlying common stock. The difference between the estimated market value and the exercise price was recorded as deferred compensation and is amortized on a straight-line basis over the vesting periods of the related options.

                              BIO-VASCULAR, INC.

 Stock Option Plans:

  The Company has four stock option plans, an Employee Incentive Stock Option Plan (the "1988 Plan"), a Directors' Stock Option ("DSO") Plan, and two plans, the obligations of which were assumed by the Company as a result of the acquisition of Vital Images: the 1990 Management Incentive Stock Option Plan (the "1990 Plan"), and the 1992 Stock Option Plan (the "1992 Plan"). The Company does not intend to grant further options under either the 1990 or the 1992 plans.

  Under the Company's plans, 795,425 shares of common stock remain reserved for issuance to directors, officers and employees at October 31, 1994. Options under the plans are exercisable over periods of up to ten years from the date of grant. The Company has reserved and granted 275,000 shares of common stock for issuance in connection with non-plan options which have been granted to consultants, an officer, and directors of the Company. These options are exercisable over periods of up to seven years from the date of grant. Option activity is summarized as follows:

                                              PLANS    NON-PLAN  PRICE PER SHARE
                                             --------  --------  ---------------
Balances at October 31, 1991................  302,450   169,850  $1.00 -$ 5.375
  Granted...................................  391,075     5,000  $2.00 -$ 6.875
  Exercised.................................  (17,550)  (16,764) $1.06 -$ 4.250
  Canceled..................................  (18,300)   (9,236) $1.00 -$ 5.375
                                             --------  --------
Balances at October 31, 1992................  657,675   148,850  $1.00 -$ 6.875
  Granted...................................  101,100    24,000  $1.875-$ 4.750
  Exercised.................................  (28,600)  (56,560) $1.250-$ 2.500
  Canceled.................................. (136,000)   (9,900) $1.00 -$ 6.500
                                             --------  --------
Balances at October 31, 1993................  594,175   106,390  $1.00 -$ 6.875
  Granted...................................   74,000   226,000  $2.00 -$ 3.4375
  Exercised.................................   (7,725)  (28,390) $1.00 -$ 2.375
  Canceled..................................  (45,600)  (29,000) $1.00 -$ 5.375
                                             --------  --------
Balances at October 31, 1994................  614,850   275,000  $1.00 -$ 6.875
                                             ========  ========

  Options for the purchase of 608,850 shares of common stock at prices ranging from $1.00 to $6.875 were exercisable at October 31, 1994.

Subsequent Events.

  Subsequent to the end of the 1994 fiscal year, the Company granted options for 180,442 shares of common stock under various stock option programs, exercisable over periods beginning October 31, 1995 and ending October 31, 1998. These options were granted at the market value on the date of grant at prices ranging from $4.75 to $5.125 per share.

  In addition, the Company granted to employees 60,252 shares of restricted common stock, vesting over periods beginning October 31, 1995 and ending October 31, 1998. These restricted stock shares were granted at the market value on the date of grant at a price of $4.75 per share.
                                     21

                              BIO-VASCULAR, INC.

(7) COMMITMENTS

 Operating Leases:

  In November 1989, the Company entered into a new noncancelable operating lease for rental of a combined office and production facility housing their Surgical Business in St. Paul, Minnesota, which extended the existing lease for five years. Total base rental expense for this facility operating lease aggregated $91,308 for each of the years ended October 31, 1992, 1993 and 1994. The Company also pays apportioned real estate taxes and common costs on this leased facility. Common costs are currently about 8.8% of base rent at this facility.

  Vital Images leases office facilities for the Imaging Business in Fairfield, Iowa, under a non-cancelable operating lease expiring on June 1, 1997. The lease includes an option to renew for one four-year period. Total base rental expense for the Iowa facility was $83,074 for the year ended December 31, 1992 and $55,064 and $72,090 for the years ended October 31, 1993 and 1994.

  Future minimum payments under all operating leases at both facility locations (St. Paul, MN and Iowa) at October 31, 1994 are payable as follows:
1995--$135,212, 1996--$74,340 and 1997--$43,365.

 Royalties:

  In connection with the acquisition of product licenses and product manufacturing rights, the Company is obligated for the payment of royalties as follows:

 Surgical Business Royalties:

  . 2.5% or 3% of net sales of the Biograft through 1998 (2.5% if Biograft annual sales are under $2,000,000; 3.0% if annual sales are over $2,000,000). In addition, a royalty of an additional 5% of net sales was in place through November 2, 1993 (which coincides with the expiration of the patent)

  . 5% on net sales of Peri-Strips through December 2001, or if a patent issues, until the expiration of the patent

  . 5.5% of net sales of the Flo-Rester occluder under two agreements with 3%
    payable through July 1995 and 2.5% payable through September 1996

  . 3% of net sales of Peri-Guard Processed Bovine Pericardium and Cardio-
    Cool through July of 1995

  . 3% of net sales of the Bio-Vascular Probe through 2001

  . 5% on the next $1,369,555 of aggregate net sales of the Bioflow(R) Small
    Diameter Graft after October 31, 1994, and 7% on all net sales thereafter, payable through October 1998. The Company no longer actively markets this product.

  Royalty expense for the Surgical Business was approximately $231,000, $247,000, and $169,000 for the years ended October 31, 1992, 1993, and 1994, respectively, and is included in cost of revenue.

 Imaging Business Royalties:

  . 5% of net sales of licensed volume visualization software (which encompasses the core technology) and direct descendant software. The royalty will terminate on May 24, 1996, two years after the merger of

                              BIO-VASCULAR, INC.

   Vital Images with and into the Company. Prior to June 1992, the royalty was based on 10% of the net computed value of Vital Images' gross revenue from all sources, less cost of goods sold, returns, discounts, taxes (excluding income taxes), allowances, and research and development costs. In June 1992, Vital Images issued 100,000 shares of common stock to the licensor in exchange for the modification of the royalty agreement to the 5% of net sales amount. Royalty fee expense under this arrangement totaled $52,381 for the year ended December 31, 1992, $56,278 for the year ended October 31, 1993 and $58,875 for the year ended October 31, 1994.

  . Base royalty of 6% on net sales for the period fifteen months from the first commercial sales of any product using the technology developed under a licensing/research agreement with the licensor entered into in January 1993. This agreement provides for exclusive (domestic and international) rights to make, market, and further develop existing technology and future improvements relating to certain computer programs and electronic designs for use in the fields of obstetrics and gynecology, and nonexclusive rights in all other fields or applications. Under the research portion of the agreement, which expired in July of 1993, development costs of up to $200,000 were to be paid by Vital Images. During the year ended October 31, 1993, Vital Images paid $108,518 and had accrued $91,482, the remaining maximum potential amount related to the development costs under this agreement, all of which were included in research and development in the statement of operations. In exchange for the license agreement, the Company paid an initial licensing fee of $100,000, which was charged to research and development in the statement of operations for the year ended October 31, 1993. This initial licensing fee was concurrently used, by the licensor for the purchase of 50,000 shares of common stock. An additional royalty (in addition to the 6% of net revenues) is payable in the amount of $1,000 for each system sold by the Imaging Business incorporating the technology. To maintain the exclusivity of the license agreement, the Company is subject to minimum annual payments, payable on the first through fifth anniversary of the date of first commercial sale of a product derived from the licensed technology. The minimum royalty obligation is $1,600,000 and is payable as $75,000, $225,000, $500,000, and $800,000 on the successive anniversary dates. The minimum annual payments can be applied against the base and additional royalty obligations. Under terms of the agreement, the royalty will terminate seven years from the first commercial sale of the product. Commercial sales of this product have not yet commenced at October 31, 1994. It is not certain that the Imaging Business will ever develop a product from the technology obtained under this agreement.

(8) EMPLOYEE BENEFIT PLANS:

  The Company has a salary reduction plan established on January 1, 1991, which qualifies under Section 401(k) of the Internal Revenue Code. Employee contributions are limited to 20% of their annual compensation, subject to yearly limitations. At the discretion of the Board of Directors, the Company may make matching contributions equal to a percentage of the salary reduction or other discretionary amount. The Company has made no contributions to the plan since its inception.

(9) BUSINESS SEGMENTS AND MAJOR CUSTOMERS:

  The following is information relating to the Company's business segments, including foreign revenues. A description of these segments appears in Note 1. Cost allocations are necessary in the determination of operating

                              BIO-VASCULAR, INC.

results by segment. For this reason, management does not represent that these segments, if operated as independent businesses, would result in the operating results shown.


                           FOR THE YEARS ENDED OCTOBER 31,
                          -----------------------------------
                             1992        1993        1994
                          ----------  ----------  -----------
Net revenue:
  Surgical Business.....  $4,185,110  $4,422,775  $ 4,951,743
  Imaging Business......   1,825,789   1,721,498    1,679,775
                          ----------  ----------  -----------
    Total net revenue...   6,010,899   6,144,273    6,631,518
                          ==========  ==========  ===========
Operating income (loss):
  Surgical Business.....     399,046     333,058      171,363
  Imaging Business......    (708,266)   (789,789)  (1,182,608)
  Corporate.............         --          --      (419,920)
                          ----------  ----------  -----------
    Total operating
     income (loss)..        (309,220)   (456,731)  (1,431,165)
                          ==========  ==========  ===========
Total assets:
  Surgical Business.....   7,489,005   8,363,642    7,087,981
  Imaging Business......   1,137,143   1,105,251      824,715
                          ----------  ----------  -----------
    Total assets........   8,626,148   9,468,893    7,912,696
                          ==========  ==========  ===========
Depreciation and
 amortization expense:
  Surgical Business.....     303,509     334,416      407,372
  Imaging Business......     421,847     355,072      444,500
                          ----------  ----------  -----------
    Total depreciation
     and amortization
     expense:...........     725,356     689,488      851,872
                          ==========  ==========  ===========
Capital expenditures:
  Surgical Business.....     241,341      59,388      273,908
  Imaging Business......      79,459     110,520      230,817
                          ----------  ----------  -----------
    Total capital
     expenditures.......     320,800     169,908      504,725
                          ==========  ==========  ===========

 Foreign Revenues:

  All of the Company's foreign revenues are derived from the sale of products produced in the United States. All of the Company's foreign transactions are negotiated, invoiced and paid in United States dollars. Foreign sales (primary to Europe) totaled 28%, 29% and 32% of fiscal 1992, 1993 and 1994 net revenue, respectively. The Surgical Business contributed 70% of the fiscal 1994 foreign revenues, 83% of the fiscal 1993 foreign revenues and 77% of the fiscal 1992 foreign revenues. The balance of foreign revenues in each fiscal year came from the Imaging Business.

 Major Customers:

  For the years ended October 31, 1994, 1993 and 1992, no sales were made to one customer or one distributor that accounted for 10% or greater of the Company's gross revenues.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


Our report on the consolidated financial statements of Bio-Vascular, Inc. is included on page 9 of this Form 10-K/A. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 8 of this Form 10-K/A.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                        COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
December 16, 1994

INDEPENDENT AUDITORS' REPORT


Bio-Vascular, Inc.

We have audited the statements of operations, changes in shareholders' equity, and cash flows (prior to restatement for the merger with Vital Images, Incorporated) of Bio-Vascular, Inc. (the Company) for the year ended October 31, 1992 and have issued our report thereon dated December 11, 1992. Our audit also included the financial statement schedule of Bio-Vascular, Inc. for the year ended October 31, 1992 prior to restatement for the merger with Vital Images, Incorporated, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule (not presented herein), when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
December 11, 1992

                                 SCHEDULE VIII


BIO-VASCULAR, INC.
VALUATION AND QUALIFYING ACCOUNTS

                                    BALANCE AT  CHARGED TO               BALANCE
                                    BEGINNING    COST AND               AT END OF
DESCRIPTION                         OF PERIOD    EXPENSES   DEDUCTIONS   PERIOD
-----------                         ----------  ----------  ----------  ---------

Allowance for doubtful accounts:

Year ended October 31, 1994            $30,000     $10,000      $   --    $40,000

Year ended October 31, 1993            $20,000     $12,890      $2,890    $30,000

Year ended October 31, 1992            $20,000     $ 5,885      $5,885    $20,000



                                    BALANCE AT  CHARGED TO               BALANCE
                                    BEGINNING    COST AND               AT END OF
DESCRIPTION                         OF PERIOD    EXPENSES   DEDUCTIONS   PERIOD
------------                        ----------  ----------  ----------  ---------

Reserve for obsolete inventory:

Year ended October 31, 1994            $10,000          --          --    $10,000

Year ended October 31, 1993                 --     $10,000          --    $10,000

Year ended October 31, 1992                 --          --          --         --


                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                       BIO-VASCULAR, INC.


                                       By /s/ M. Karen Gilles
                                          --------------------------
                                              M. Karen Gilles
                                              Vice President of Finance/CFO
                                              (Principal Financial Officer)

Dated:  September 18, 1995

                               EXHIBIT INDEX TO
                              AMENDMENT NO. 1 TO
                               ANNUAL REPORT ON
                                  FORM 10-K/A

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1994


                                 EXHIBIT INDEX

2.1 Agreement, dated as of July 31, 1985, among Genetic Laboratories, Inc., Vascular Services Diversified, Inc., and the Registrant, including first amendment thereto (incorporated by reference to Exhibit 2.1 to the Company's registration statement on Form 10, SEC File No. 0-13907).

2.2 Amendment No. 2 to the Agreement referred to in Exhibit 2.1, effective July 31, 1985 (incorporated by reference to Exhibit 19.1 to the Registrant's report on Form 10-Q for the quarter ended April 30, 1986, SEC File No. 0-13907).

2.3 License Agreement, dated September 25, 1985, between the Registrant and Genetic Laboratories, Inc. (incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form 10, SEC File No. 0-13907).

2.4 Amendment to License Agreement, dated June 13, 1986, between the Registrant and Genetic Laboratories, Inc. (incorporated by reference to
       Exhibit 10.4 to the Registrant's report on form 8-K, dated June 15, 1986, SEC File No. 0-13907).

2.5 Debt and Royalty Restatement Agreement, dated June 16, 1986, among Genetic Laboratories, Inc., Vascular Services Diversified, Inc., and the Registrant (incorporated by reference to Exhibit 19.3 to the Registrant's report on Form 10-Q, for the quarter ended April 30, 1986, SEC File No. 0-13907).

2.6 Purchase Agreement, dated February 17, 1986, between the Registrant and Genetic Laboratories, Inc., including Bill of Sale and Assignment (incorporated by reference to Exhibit 19.4 to the Registrant's report on Form 10-Q, for the quarter ended April 30, 1986, SEC File No. 0-13907).

2.7 Purchase and sale agreement dated October 30, 1989 and closed December 28, 1989 between the Registrant & Meadox Medicals, Inc. (incorporated by reference to Exhibit 2.1, to the Registrant's report on Form 8-K, dated January 11, 1990, SEC File No. 0-13907).

3.1 Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form 10, SEC File No. 0-13907).

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's registration statement on Form 10, SEC File No. 0-13907).

4.1 Form of common stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form 10, SEC File No. 0-13907).

10.1 Assignment and Assumption Agreement, dated July 31, 1985, between the Registrant and Genetic Laboratories, Inc., including the Purchase Agreement, dated June 4, 1984, between Genetic Laboratories, Inc., and Xomed, Inc. (incorporated by reference to Exhibit 19.5 to the Registrant's report on Form 10-Q, for the quarter ended April 30, 1986, SEC File No. 0-13907).

10.2 Assignment, dated June 13, 1986, by Genetic Laboratories, Inc. to Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 8-K, dated June 15, 1986, SEC File No. 0-13907).

10.3 Confirmatory Assignment, dated June 13, 1986, by Genetic Laboratories, Inc., to the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's report on Form 8-K dated June 15, 1986, SEC File No. 0-13907).

10.5 Trademark Assignment Agreement, dated June 19, 1986, between the Registrant and Genetic Laboratories, Inc. (incorporated by reference to
       Exhibit 19.10 to the Registrant's report on Form 10-Q, for the quarter ended April 30, 1986, SEC File No. 0-13907).

10.6 Assignment, dated June 26, 1986, between the Registrant and Genetic Laboratories, Inc. (incorporated by reference to Exhibit 19.11 to the Registrant's report on Form 10-Q, for the quarter ended April 30, 1986, SEC File No. 0-13907).

10.19 Lease Agreement, as amended, dated June 2, 1988 between Registrant and Commers Klodt Partnership. (incorporated by reference to Exhibit 10.19 to the Registrant's report on Form 10-K, SEC File No. 0-13907).

10.21 The 1988 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant's report on Form 10-K, for the year ended October 31, 1988 SEC File No. 33-7249).

10.22 Lease Agreement, as amended, dated November 15, 1989 between Registrant and Commers-Klodt Partnership. (filed herewith)/*/

10.23 Agreement and Plan of Merger dated as of December 31, 1993 between Bio-Vascular, Inc. and Vital Images, Incorporated. (filed herewith)/*/

10.24 Vital Images, Incorporated 1990 Management Incentive Stock Option Plan. (filed herewith)/*/

10.25  Vital Images, Incorporated 1992 Stock Option Plan.  (filed herewith)/*/

10.26 Employment letter dated April 7, 1994 between the Registrant and Mr. John Karcanes. (filed herewith)/*/

10.27 Employment agreement dated May 24, 1994 between the Registrant and Dr. Vincent Argiro. (filed herewith)/*/

10.28 Form of Change in Control Agreement dated November 16, 1994 entered into between the Registrant and each of Mr. Karcanes and certain other executive officers of the Registrant. (filed herewith)/*/

10.29 Form of Change in Control Agreement dated November 16, 1994 entered into between the Registrant and Dr. Argiro. (filed herewith)/*/

21.1   List of Subsidiaries of the Registrant.  (filed herewith)

23.1   Consent of Coopers & Lybrand L.L.P.  (filed herewith)

23.2   Consent of Deloitte & Touche LLP  (filed herewith)


---------------------------------------
/*/  Indicates items previously filed.