Form 10-K
period 1995-10-31
BIO VASCULAR INC
filed 1996-01-19
CIK 780127

-------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                   For the fiscal year ended October 31, 1995
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                   For the transition period from ___ to ____

                         Commission file number: 0-13907

-------------------------------------------------------------------------------

                               BIO-VASCULAR, INC.
             (Exact name of Registrant as specified in its charter)
-------------------------------------------------------------------------------

            Minnesota                                   41-1526554
    ------------------------              ------------------------------------
    (State of Incorporation)              (I.R.S. Employer Identification No.)

           2575 UNIVERSITY AVENUE,  ST. PAUL, MINNESOTA 55114-1024
                   (Address of principal executive offices)

                      TELEPHONE NUMBER: (612) 603-3700

                         -------------------------

      Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock, $.01 par value

                         -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes   X    No
                                                           ----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

As of January 3, 1996, 9,391,175 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock on that date by the Nasdaq National Market), excluding shares owned beneficially by executive officers and directors, was approximately $104,476,822.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held March 14, 1996 (the "1996 Proxy Statement").

Tissue-Guard-TM-, Peri-Strips-Registered Trademark-, Dura-Guard-TM-, Vascu-Guard-Registered Trademark-, Supple Peri-Guard-TM-, Peri-Guard-Registered Trademark-, Biograft-Registered Trademark-, Flo-Rester-Registered Trademark-, Bio-Vascular Probe-TM-, VoxelView-Registered Trademark-, VoxelGeo-Registered Trademark-, and Voxel Animator-TM- are trademarks of the Company.

PART I

ITEM 1 - BUSINESS

    (a) GENERAL DEVELOPMENT OF BUSINESS

Bio-Vascular, Inc. develops, manufactures and markets proprietary specialty medical products for use in thoracic, cardiac, neuro and vascular surgery (the "Surgical Business"). The Company's products include the Tissue-Guard product line and the BIOGRAFT peripheral vascular graft. The Tissue-Guard product line includes various configurations of bovine pericardium (the thin membrane surrounding the heart of cattle) processed using the Company's proprietary tissue-fixation technologies. The Tissue-Guard products are used in a wide variety of surgical procedures and are designed to reinforce, reconstruct and repair tissue and prevent leaks of air, blood and other body fluids. BIOGRAFT is used to bypass blocked blood vessels and is produced from modified human umbilical veins. The Surgical Business also markets and sells two surgical tools used in cardiac and vascular surgery. In addition, the Company has an early stage medical imaging software business which develops, markets and supports certain software products for interactive visualization and analysis of three dimensional ("3-D") image data (the "Medical Imaging Software Business").

The Company's PERI-STRIPS surgical staple line reinforcement product was added to the Tissue-Guard product line in 1994 and has been primarily responsible for the Company's revenue growth in fiscal 1994 and fiscal 1995. PERI-STRIPS are special configurations of tissue produced from bovine pericardium using proprietary tissue preservation, sterilization and other
tissue-fixation techniques developed by the Company.   PERI-STRIPS are used
primarily in lung volume reduction ("LVR") surgery and other surgical procedures on the lung. LVR surgery is performed principally on patients with late-stage emphysema who have significantly reduced respiratory function. During the procedure, a portion of each diseased lung is removed from the patient to provide relief from the symptoms of emphysema. PERI-STRIPS are designed to prevent air leakage at the surgical staple line which is essential to successful LVR surgery. Early data available to the Company suggests that after undergoing the procedure, patients have improved breathing capacity, improved exercise tolerance and improved quality of life.
 However, there presently does not exist a statistically significant body of clinical data from which to draw conclusions concerning the efficacy and long-term outcomes associated with the LVR procedure. The American Lung Association estimates that in 1992 there were approximately 1.9 million Americans suffering from emphysema. However, only a small portion of those suffering from emphysema have late-stage emphysema and meet certain surgical criteria and are therefore considered candidates for the LVR procedure.

The Company also manufactures and markets a number of other products in its Tissue-Guard product line. DURA-GUARD, a dural patch used in cranial surgery, is designed to reduce post-surgical adhesions and fluid leakage. VASCU-GUARD, a vascular patch used primarily in carotid endarterectomy procedures, is designed to improve tissue integration and reduce suture line bleeding. In addition, the Company markets SUPPLE PERI-GUARD and PERI-GUARD as a general soft-tissue patching material for use in specialty surgical procedures.

In May 1994, the Company acquired Vital Images, a company involved in the development, marketing and support of certain software products for three-dimensional ("3-D") visualization and analysis of image data. In
August 1995 the Company granted an exclusive, perpetual, world-wide source code license for its GeoScience imaging technology to a third party and is now focused solely on medical applications of its imaging technology. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Overview" on page 28 of this Annual Report on Form 10-K. The Company initially developed its VOXELVIEW high- speed, volume imaging software as a research tool. The Medical Imaging Software Business has further developed VOXELVIEW to provide complete and accurate 3-D rendering of data collected by advanced scanning devices such as spiral computed tomography ("CT") scanners, magnetic resonance imaging devices ("MRI"), positron emission tomography scanning devices ("PET") and ultrasound sonagraphic devices ("Ultrasound"). This product has been licensed to approximately 80 medical and research institutions as a research tool. In December 1995, the Company received notice of clearance from the U.S. Food and Drug Administration ("FDA") to market VOXELVIEW as a clinical diagnostic and surgical planning device when used in conjunction with CT and MRI image data. The Medical Imaging Software Business is continuing development and commercialization of an improved version of VOXELVIEW, which is intended to assist physicians in clinical diagnosis, surgical planning and patient screening.

The Company was incorporated in Minnesota in July 1985. As used herein, the term "Company" refers to Bio-Vascular, Inc. and its wholly-owned subsidiary Vital Images, Incorporated, an Iowa corporation. The Company's principal executive offices are located at 2575 University Avenue, St. Paul, Minnesota 55114-1024, and its telephone number is (612) 603-3700. Vital Images' offices are located at 505 North Fourth Street, Fairfield, Iowa 52556, and its telephone number is (515) 472-7726.

    (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's operations are divided into two business segments: the Surgical Business and the Medical Imaging Software Business. Financial information about these segments is contained on page 51 of this Annual Report on Form 10-K.

    (c) NARRATIVE DESCRIPTION OF BUSINESS

SURGICAL BUSINESS

    MARKETS AND MEDICAL NEED

While the trend in medicine is toward less invasive surgical procedures, substantially all surgical procedures, whether invasive or not, involve the cutting of tissue to access, repair or remove tissue at or from the surgical site. Tissue which has been cut must either be repaired or replaced so that it can heal properly. Proper repair of incised tissue is dependent upon a number of variables, including whether (i) the repair must be leakproof, either for air, blood or other body fluids, (ii) the incised tissue is under tension or subject to shrinkage such that additional tissue is needed to bridge the two tissue surfaces to be repaired, and (iii) the tissue subject to the repair must be strengthened to accommodate the natural stresses of the human body. In certain instances, suturing of two tissue surfaces will be effective. In other instances, however, a patching material, whether autologous (from the body of the patient), synthetic (from man-made materials) or tissue-based (from processed tissue), may be needed. The Company's tissue-based products are designed to fulfill the medical need for repairing human tissue and preventing leaks at the surgical site in certain existing surgical procedures, as well as offering a potential medium for techniques and procedures currently being developed.

The Company's core competency is the development and manufacture of tissue-based implantable medical products for use by surgeons in various surgical procedures where reinforcing, reconstructing and repairing tissue and preventing leaks of air, blood or other body fluids is necessary for the achievement of a favorable outcome. Historically, surgeons primarily used autologous tissue in situations where tissue repair was necessary.
Harvesting the autologous material, which is still performed in many circumstances, necessarily requires that the surgeon cut into another part of the patient's body. The second surgical site increases the cost of the procedure and lengthens the time the patient is under anesthesia, thereby increasing the risk of complication and resulting in additional pain and recovery time for the patient. To the extent a surgeon is confident that the performance of a readily available medical product, whether tissue-based or synthetic, is equal to or is better than the patient's own tissue, the Company believes the surgeon will choose the tissue-based or synthetic product to avoid a second surgical site as a means of reducing costs and improving outcomes.

Surgical procedures that are enabled or enhanced by the Company's tissue-based products include lung volume reduction, craniotomy, carotid endarterectomy and lower limb vascular reconstruction. Sales of the Company's products used in these procedures accounted for 50% of the Company's net revenue in fiscal 1994 and 54% of the Company's net revenue in fiscal 1995.

LUNG VOLUME REDUCTION (LVR) SURGERY. Emphysema, most often caused by cigarette smoking, is a progressive disease of the lungs characterized by air-filled expansions or pocket-like blisters in the tissue of the lungs. Because the air in the lungs cannot be fully expelled, the effort to inhale fresh air becomes increasingly difficult, pushing the lung walls farther out and causing the lungs to expand and lose their elasticity. The diaphragm, the major muscle used for breathing, becomes flattened and loses its ability to function. As the disease advances and patient health is progressively compromised, breathing becomes more difficult. Persons with late-stage emphysema eventually become incapable of even minor physical activity and often become dependent upon continuous supplemental oxygen even when at rest. As a result, late-stage emphysema can significantly reduce mobility, leaving individuals with late-stage emphysema unable to care for themselves or engage in normal daily activities. Because of the weakened respiratory condition of these patients, common illnesses involving pulmonary functions can result in emergency room visits and hospitalization.

Non-surgical therapies for patients suffering from emphysema include (i) bronchodilators (pills and inhalers), to open up airways to temporarily relieve wheezing or shortness of breath, (ii) steroids, to reduce inflammation in the airways, (iii) pulmonary rehabilitation to increase endurance, and (iv) oxygen supplements to help decrease the feeling of shortness of breath. Each of these non-surgical therapies, however, offers only temporary relief and each becomes less effective as the disease progresses. Data gathered by the Company indicates that the cost of medication and oxygen supplements for late-stage emphysema patients can range from $5,000 to $8,000 annually. In addition, for persons suffering the effects of late-stage emphysema, the need for periodic emergency room care can increase costs substantially.

Lung transplantation is the only known cure for emphysema. A lung transplant surgical procedure, however, costs up to $250,000 and is typically used only as a last resort because of the high degree of risk associated with the procedure, an inadequate supply of donor lungs, and the requirement that the patient receive anti-rejection drugs for the remainder of his or her lifetime. Only 688 lung transplants were performed in the United States in 1994.

In the 1950's, a surgical procedure was developed to treat the symptoms of late-stage emphysema by removing damaged lung tissue. Due to air leaks around the suture lines, these experimental LVR procedures resulted in a high mortality rate and long, painful post-surgical recovery periods. As a result, the LVR procedure was abandoned. In the late 1980's, various surgeons began to develop specialized techniques for accessing and resecting the lung. The use of surgical staples was introduced to perform the LVR procedure more quickly, a particularly important consideration in light of the debilitated condition of the patients requiring the surgery. Despite many advances in the LVR procedure, multiple small air leaks caused by the staples in the lung continued to limit the effectiveness of the procedure. In 1994, Dr. Joel Cooper, a pioneer in lung transplant surgery, modified the LVR procedure using strips of SUPPLE PERI-GUARD to reinforce the staple line to prevent air leakage around the staples.

During LVR surgery, the surgeon collapses one lung, while allowing the patient to continue breathing with the other lung with supplemental oxygen. Using a stapling device, the surgeon removes sections of damaged tissue, typically 20% to 30% of each lung. The Company's PERI-STRIPS, manufactured from processed bovine pericardium, are used to strengthen these staple lines and prevent air leakage. By removing the most diseased tissue, the remaining lung tissue has room to expand, improving breathing capacity by, among other things, enabling the muscles used in breathing to regain their function and allowing the rib cage and diaphragm to return to their normal size. The Company estimates that the current cost of an LVR surgical procedure ranges from $30,000 to $45,000 per procedure.

The American Lung Association estimates that in 1992 there were approximately
1.9 million Americans suffering from emphysema. The LVR procedure, however, is currently only being performed on a small portion of these patients who have late-stage emphysema and who meet certain criteria established by the attending surgeons. Currently, most surgeons require that an LVR candidate be less than 75 years old, quit smoking at least six months prior to LVR surgery, have no documented history of heart disease or previous lung surgery and have no other major diseases. In addition, most surgeons performing the LVR procedure require that candidates have documented lung function testing and chest x-rays detailing the severity of the condition. The Company believes that the patient selection criteria will continue to be refined as surgeons become more familiar with the LVR procedure and as long-term clinical results become available.

While LVR surgery is not a cure for emphysema, the results from the procedure to date are encouraging based on information available to the Company. Generally, this information suggests that patients undergoing the procedure have reduced shortness of breath, improved exercise tolerance and improved quality of life. However, LVR surgery was only re-introduced into the United States in late calendar 1993. As a result, the number of patients who have undergone the procedure and for whom a clinically acceptable post-operative period of evaluation has elapsed, while growing, is still relatively small. Similarly, the number of physicians performing the procedure and from whom data and reporting is available is small. Accordingly, there presently does not exist a statistically significant body of clinical data from which to draw conclusions concerning the efficacy and long-term outcomes associated with the LVR procedure. The Company believes that patients who have received the LVR procedure may require an additional year or more of follow-up examination before the procedure can be properly evaluated by the medical community.

CRANIOTOMY. Craniotomies (surgical operations involving the brain and skull) are typically performed to treat various brain conditions, such as tumors, aneurysms, blood clots, head injuries and abscesses. To access the brain, the surgeon is required to cut through several of the protective layers surrounding the brain. The dura, the fibrous protective layer below the skull, protects the brain and spinal cord from bacterial infection and trauma and provides a fluid tight seal. Once the surgeon has cut through the scalp and the skull, the dura must be cut with a scalpel or scissors and resected to expose the brain.

After the specific brain condition has been treated by the surgeon, the dura often must be closed to prevent cerebral spinal fluid leakage. While the dura is often closed with direct suture, surgeons who consider the prevention of fluid leakage to be critical to the success of the operation will use a dural patch. Dural patches currently available are either autologous or are produced form the processed cadaver tissue or bovine pericardium. The Company's DURA-GUARD Dural Repair Patch is designed to be sewn to the dura to close the incision by fusing to the native dura with little or no adhesion (an abnormal union between two tissue surfaces not intended to be joined) to the underlying brain cortex.

The Company estimates that in the United States approximately 100,000 cranial operations were performed in 1994. Whether a dural patch is used in such operations is subject to surgical conditions and surgeon discretion. Dural patching is most often used when the dura shrinks after incision such that sutures alone may not provide adequate closure.

CAROTID ENDARTERECTOMY. Stroke is the third leading cause of death in the United States with an estimated 500,000 new cases per year. The build-up of atherosclerotic plaque (fat deposits with a proliferation of fibrous connective cells along the artery walls) in the carotid arteries (the principal arteries located in the neck that supply blood to the brain) increases the risk of stroke. A substantial portion of strokes is caused by a fragment of atherosclerotic plaque breaking away from the inner wall of the carotid artery and becoming lodged in an artery in the brain.

Drug therapy is often prescribed to treat the early indications of atherosclerotic plaque build-up. If the condition progresses to a point where drug therapy is not effective, surgical intervention may be required. Carotid endarterectomy is a surgical procedure used to remove atherosclerotic plaque build-up in the carotid artery. The endarterectomy procedure begins with an incision in the internal carotid artery. A temporary shunt may be inserted to maintain blood flow to the brain during the surgery. Once the artery is opened, the plaque and inner layer of the artery are carefully removed, and the incised artery must be repaired. Although the artery often can be closed without a patch, use of an autologous or prosthetic patch is often suggested to expand the artery, encouraging greater blood flow. In addition, certain patients require patching due to the small size of their carotid arteries, or in some patients with a normal carotid artery diameter, a patch is used to decrease the incidence of post-operative stenosis or occlusion.

While the Company estimates that in the United States approximately 100,000 carotid endarterectomy procedures were performed in 1994, the use of a patching material in such procedures is subject to surgeon discretion. Once a surgeon determines a vascular patch is necessary or desirable, the surgeon has additional discretion in determining the type of patching material to use. Characteristics of an effective vascular patch include the ability to imitate human tissue, to exhibit good blood flow characteristics and to reapproximate around sutures to prevent blood leaks. The primary patching materials include autologous tissue, synthetic patches made out of polytetraflurothylene ("PTFE"), silicone fabric or tissue-based patches made out of bovine pericardium, such as VASCU-GUARD.

LOWER LIMB VASCULAR RECONSTRUCTION. Certain diseases, such as diabetes, can cause a restriction or occlusion in the arteries which provide blood to the legs. If left untreated, insufficient blood flow can ultimately result in the need for amputation. If drug therapy is not deemed an effective treatment based upon the severity of the restriction or blockage, the use of a graft in peripheral vascular reconstructive surgery may be needed. In this type of surgical procedure, the surgeon can bypass the blocked artery to regain blood circulation, thereby saving the affected limb. Diabetics, in particular, are often at risk for amputation of a lower limb due to insufficient blood flow in the femoral artery in the thigh. By implanting a graft from the upper portion of the femoral artery to either the lower femoral artery or to the popliteal artery blow the knee, the surgeon is able to increase blood flow below the site of the restriction or blockage. Long-term patency (openness), and a thrombo-resistant surface that provides smooth blood flow are essential qualities of an effective graft.

Saphenous veins (autologous veins from the leg) typically provide the most effective grafting material. In many instances, however, a suitable saphenous vein may be unavailable in sufficient quantity or quality, and a substitute graft must be used. The primary alternative substitute grafts involve synthetic grafts made from PTFE or bio-synthetic materials or tissue-based grafts, such as BIOGRAFT. The Company estimates that in the United States approximately 55,000 lower limb vascular reconstructions were performed in 1994.

The following table summarizes the Company's Surgical Business product lines and primary products, the procedures in which such products are used and the type of regulatory clearance obtained for such products:

                                                                                                                  REGULATORY
PRODUCT LINE               PRODUCT               APPLICATION                REPRESENTATIVE  PROCEDURE             CLEARANCE
------------            ------------      -------------------------      -----------------------------            ----------
Tissue-Guard
                        PERI-STRIPS       Staple line reinforcement       Lung volume reduction/lung              510(k)
                                                                          resection


                        DURA-GUARD        Dural repair patch              Craniotomy                              510(k)


                        VASCU-GUARD       Peripheral vascular patch       Carotid Endarterectomy                  510(k)


                        SUPPLE PERI-      General soft tissue patch       Various surgical procedures             510(k)
                          GUARD


                        PERI-GUARD        Pericardial patch               Various cardiovascular                  510(k)
                                                                          procedures


Biograft
                        BIOGRAFT          Peripheral vascular             Lower limb vascular
                                          bypass graft                    reconstruction                          PMA


Surgical
Productivity Tools
                        BIO-VASCULAR      Locator of arterial             Various surgical bypass
                          PROBE           blockages                       procedures                              510(k)


                        FLO-RESTER        Internal vessel occluder        Coronary artery bypass                  510(k)
                                                                          graft surgery


The following table summarizes the net revenue contributed by the Company's primary Surgical Business products and various product lines for the periods indicated:

                                                  YEARS ENDED OCTOBER 31,
PRODUCT/                                       -----------------------------
PRODUCT LINE                                   1993         1994        1995
------------                                   ----         ----        ----
                                                       (IN THOUSANDS)
Peri-Strips. . . . . . . . . . . . . .         $ --        $  685      $5,550

Tissue-Guard Product (excluding
Peri-Strips) . . . . . . . . . . . . .          891           990       1,845

Biograft . . . . . . . . . . . . . . .        1,770         1,525       1,198

Surgical Productivity Tools. . . . . .        1,646         1,700       1,825


TISSUE-GUARD PRODUCT LINE. The Company's Tissue-Guard products are all produced from bovine pericardium. Many of the product characteristics and competitive advantages of this product line are derived from the collagen configuration of the bovine pericardium. Collagen, which is a fibrous protein found in all multi-cellular animals, makes the pericardium durable and provides superior fluid interface properties, similar to autologous tissue. These characteristics allow for effective host tissue incorporation. Host cells deposit a collagen matrix on the surface of the pericardial product, which helps the Tissue-Guard product integrate into the host tissue and which the Company believes enhances the long-term tensile strength (the maximum stress a material subjected to a stretching load can withstand without tearing) of all the products in the Tissue-Guard product line.

The Company processes the bovine pericardium using proprietary tissue-fixation technologies. The tissue is treated with glutaraldehyde and other proprietary chemical treatments to prevent degradation of the tissue and to render it biologically compatible with the host tissue. As a result of the Company's proprietary tissue-fixation technologies, the Tissue-Guard products have a shelf life of three years and resist infection, which potentially reduces hospital recovery time and the need for drugs and future surgical intervention. In addition, according to studies commissioned by the Company, the tissue-fixation technologies used by the Company reduce the level of residual glutaraldehyde remaining in the processed tissue to less than six parts per million, resulting in a lower incidence of host tissue inflammatory response and promoting host tissue incorporation similar to the body's natural healing process.

Surgeons have indicated that different pericardial patch characteristics are useful in different surgical procedures. Accordingly, depending on the particular tissue-fixation technology used by the Company, the bovine pericardium is processed into either SUPPLE PERI-GUARD or PERI-GUARD. While the raw material used is the same, SUPPLE PERI-GUARD has greater elasticity and flexibility than PERI-GUARD, which allows for greater conformity to the surgical site. The Company's PERI-GUARD and SUPPLE PERI-GUARD products are produced in square or rectangular sheets of different sizes, ranging from 4 cm x 4 cm to 12 cm x 25 cm. SUPPLE PERI-GUARD is produced for use as a multi-purpose material designed for reinforcing, reconstructing and repairing tissue and preventing leaks of air, blood and other body fluids. Each of such products has received 510(k) clearance from the FDA as a general soft-tissue patch.

The products in the Tissue-Guard product line described below are special configurations of SUPPLE PERI-GUARD designed to enable specific surgical procedures.

PERI-STRIPS. PERI-STRIPS, staple line reinforcements, are currently used primarily in LVR surgery but are also used for lobectomy (removal of a lobe), excision/destruction of a lesion and segmental resection of the lung. The key competitive features of PERI-STRIPS include the following:

- REAPPROXIMATION. Due to the elastic-like nature of the collagen fibers in the tissue, PERI-STRIPS reapproximate (close around) surgical staples to prevent pulmonary air leaks at the staple site.

- PREVENTS ENLARGEMENT. The elasticity of PERI-STRIPS prevents staple holes from enlarging, which could lead to additional air leaks and require additional surgery.

- REINFORCEMENT. The use of PERI-STRIPS strengthens the entire staple line, which makes it more durable and less likely to tear. Also, PERI-STRIPS are thin enough to allow for staple lines to be overlapped, which is often required during the LVR procedure.

- SLEEVE CONFIGURATION. The sleeve configuration of PERI-STRIPS is customized to fit disposable, reusable and endoscopic staplers of varying sizes and produced by different manufacturers. The sleeve configuration allows for greater ease of use and reduced surgical time resulting in lower costs.

The Company estimates its net revenue per LVR procedure to be approximately $1,500.

DURA-GUARD. DURA-GUARD, a dural repair patch, is primarily used in craniotomy procedures when the dura must be repaired and suturing without a patch is not deemed sufficient. DURA-GUARD offers advantages over competitive dural patches produced from autologous or cadaver tissue. Harvesting autologous tissue necessarily involves a second surgical site, thereby increasing costs and recovery time. Cadaver tissue is subject to rigorous tissue bank regulations, which could impact upon the availability of such tissue, and is considered by some to present a greater risk of disease transmission than bovine pericardium. Certain other competitive advantages of DURA-GUARD relate to the specific benefits produced by the physical properties of DURA-GUARD in connection with the craniotomy procedure. Observations in the course of subsequent surgical procedures on patients receiving DURA-GUARD patches have shown that there is little or no adhesion formation on the DURA-GUARD surface that faces the cerebral cortex, a complicating factor following any cranial surgery. In addition, Company commissioned studies have shown that fibrous bone cells invade the DURA-GUARD surface facing the cranium, as they do the human dura, inviting good host tissue incorporation. The collagen configuration of the processed bovine pericardium in DURA-GUARD reapproximates around the sutures used to affix the patch, thereby providing a barrier between the skull and the tissue layers underlying the dura and preventing the leakage of cerebrospinal fluid. To date, synthetic materials have been unable to perform as effective dura substitutes and have been associated with late subdural hematoma formation (bleeding between the dura and the brain).

VASCU-GUARD. VASCU-GUARD, a vascular repair patch, is primarily used in carotid endarterectomy procedures when the carotid artery must be repaired and closing the vessel without a patch is not deemed sufficient. VASCU-GUARD offers advantages over competitive carotid artery repair patches produced from autologous tissue or synthetics. The use of autologous tissue necessarily involves a second surgical site and results in increased costs and additional recovery time. Synthetic patches, which lack the collagen configuration of tissue, do not reapproximate around sutures as does the VASCU-GUARD product, thereby increasing the risk of suture line bleeding and resulting in longer operating times. In addition, unlike synthetic patches, the physical attributes of VASCU-GUARD imitate human tissue and certain characteristics associated with human tissue. Specifically, Company commissioned studies have shown that, once healed, VASCU-GUARD supports endothelialization (growth of a cell layer normally lining the interior of blood vessels) and its non-thrombogenic blood flow surface imitates the blood flow characteristics of autologous vessels. In addition, its pulsatility (ability to reflect movement signifying the rhythmic pumping of the heart) allows the surgeon to readily verify normal blood flow after implantation.

BIOGRAFT . BIOGRAFT, a peripheral vascular graft manufactured from human umbilical veins, is indicated for use in lower limb vascular reconstructions when a saphenous vein is not available. BIOGRAFT offers advantages over competitive vein grafts produced from synthetics, like PTFE, due to its thrombo-resistant surface which provides smooth blood flow and minimizes turbulence and risk of occlusion. Other competitive advantages of BIOGRAFT include its long-term patency and its similarity to an autologous blood vessel, minimizing intimal hyperplasia (a build up of cells on the interior of the blood vessel which results in restricted blood flow). In addition, a knitted and supportive Dacron mesh is placed around the graft, which allows for easier handling and promotes tissue integration for strength and stability.

SURGICAL PRODUCTIVITY TOOLS. FLO-RESTER AND BIO-VASCULAR PROBE. The Company's FLO-RESTER products are vessel occluders manufactured from medical grade silicone. The FLO-RESTER products are designed to interrupt blood flow in arteries and to stent them (hold them open) during surgery, thereby facilitating the suturing together of vessels. These products are primarily used during coronary artery bypass graft surgeries in which blood is routed past the heart through a heart-lung bypass machine in order to keep the heart free of blood during surgery. During such procedures, incidental blood flow obstructs the surgeon's view of the operative site and interferes with precise suturing. FLO-RESTER consists of a flexible shaft with small bulbs at each end that are inserted into the blood vessel at the point where the artery bypass is sutured to the artery to stop the blood flow. Competitive procedures involve external occlusion through the use of clamps, snares or tapes. The BIO-VASCULAR PROBE is a flexible shaft with varying sizes of bulbous tips on either end. Surgeons use the BIO-VASCULAR PROBE to locate occlusions or blockages in arteries and to ascertain the blood flow characteristics of arteries. The BIO-VASCULAR PROBE is inserted and fed into an artery. When the tip of the probe meets resistance, the surgeon is able to identify the exact location of the occlusion. The BIO-VASCULAR PROBE is then extracted and a bypass is completed below the occlusion. In addition, the Probe can be used to atraumatically lift the edge of the incision to assist the surgeon in accurately placing sutures, which can improve the functioning of bypass grafts.

  RESEARCH AND DEVELOPMENT

The Company generally allocates its research and development resources among three broad functions in its Surgical Business: supporting current products through training of Company personnel and writing and publishing research papers on existing products; developing product line extensions by improving current products or developing new applications for current products; and developing new products for surgical uses that utilize the Company's proprietary technologies and core competencies in tissue processing and bio-materials.

As an integral part of both its research and development and sales and marketing strategies, the Company strives to involve its surgeon-customers to a large extent in its product development activities. The Company consults with selected surgeons frequently as to market needs and assessments of products under development. The Company believes that this practice allows it to receive surgeon assessments of products in development at an early stage.

The Company's Surgical Business research and development staff currently consists of three scientists and two technicians. The Surgical Business also expands its research and development activities through the use of external consultants and research staff and facilities at research centers and hospitals on an as-needed basis. The Company spent approximately $643,000, $414,000 and $240,000 on research and development for the Surgical Business in fiscal 1995, 1994 and 1993, respectively. For information about Company-wide research and development expenses, see the Consolidated Financial Statements on page 39 of this Report.

  MARKETING

The sales and marketing strategy of the Surgical Business includes developing and maintaining a close working relationship with the hospitals and surgeons which purchase and use the Company's products in order to assess and satisfy their needs. The Company's current primary marketing focus is assisting in the education of surgeons in the use of PERI-STRIPS in LVR surgery through sponsorship of workshops and training programs. These workshops and training sessions are being conducted in the United States, Canada and certain European and Far Eastern countries. The Company estimates that approximately 500 surgeons have been trained in LVR surgery as of the end of fiscal 1995. The Company also sponsors surgeon workshops and training programs in the use of BIOGRAFT.

The Company's sales and marketing strategy is also designed to ensure that the Company has an innovative "first in the mind of the customer" focus that results in timely and effective marketing programs and new product introductions. These programs include surgical trade shows, support of the presentation of clinical data and new product information by key physicians, limited direct-mail campaigns and the development of strategic physician alliances and utilization of the

Company's scientific advisory boards. The Company believes these efforts to be cost effective in producing awareness of, and loyalty to, the Company's products.

The Company's Surgical Business products are sold to hospitals and surgeons worldwide. For the fiscal years ended October 31, 1995, 1994 and 1993, approximately 17%, 30% and 33% of the Company's Surgical Business net revenue, respectively, were to international markets. The decrease in the percent of Surgical Business net revenue attributed to international markets during fiscal 1995 was primarily due to increases of sales of PERI-STRIPS in the United States. The majority of the Company's Surgical Business international sales are in Europe.

In the United States, the Company sells its Surgical Business products through a combination of 13 distributors and independent sales representatives managed by the Surgical Business' regional sales managers. To further strengthen the direct relationship between the Company and the end users of its products, the Company requires distributors to provide the Company with the names and addresses of such end users and the Company ships products directly to end users for a limited period of time when there is a new product application. In addition to strengthening customer relationships, this practice provides the Company with some protection in the event a distributor is terminated and resists providing the Company with customer lists.

Internationally, the Company's Surgical Business products are sold through 31 distributors. In some situations, sales in a country may occur through more than one distributor due to distributors' varying market strengths and focus.

In fiscal 1995, three domestic distributors accounted for the following percentages of the Surgical Business' gross revenue: Futuretech, Inc., (21%); Cardio Medical Products, (12%); and Life Systems, Inc., (17%). In fiscal 1994, the Surgical Business had no single customer or distributor who accounted for 10% or more of the Surgical Business' gross revenue. In fiscal 1993, one domestic distributor accounted for 11% of the Surgical Business' gross revenue.

The Company currently has written agreements with 19 of its domestic and international independent sales representatives and distributors. These agreements generally impose limited geographic exclusivity and minimum purchase obligations on the Company's independent sales representatives and distributors. However, significant overlap occurs in many of the Company's international distribution agreements. These agreements are typically terminable upon breach of the agreement by the distributor, including breach of the minimum sales obligations imposed by the agreement, as well as certain extraordinary events.

The Surgical Business' marketing and sales department and its national and international distribution network is managed by the Vice President of Marketing and Sales. The Surgical Business' marketing and sales department currently consists of 15 employees. These employees include domestic and international sales managers, domestic regional sales managers, product managers and customer service personnel.

  COMPETITION

The Company's Surgical Business competes primarily on the basis of product performance, service and price. The Company believes that product performance is the single most important factor in selling any of its products and develops and produces its products accordingly. The surgical products market in which the Company competes is characterized by intense competition. This market is dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Many of these competitors offer broader product lines within the Company's specific product market, particularly in the Company's surgical tool product markets and/or in the general field of medical devices and supplies. Broad product lines give many of the Company's competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that compete with the Company's products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, health maintenance organizations and other managed care organizations that increasingly seek to reduce costs through centralization of purchasing functions.

The Company is not aware of any tissue or synthetic products that are configured for use with surgical staplers in LVR surgery which compete with PERI-STRIPS. To the best of the Company's knowledge, the FDA has not cleared for marketing any staple line reinforcement product, other than PERI-STRIPS,
for use in LVR surgery.   To the Company's knowledge, the dural patches that
are currently available and compete with DURA-GUARD are either autologous or are produced from processed cadaver tissue, including TutoplastTM, a processed cadaver product manufactured by Biodynamics International, Inc. In addition to specifically configured patches, there are multi-purpose patches made from bovine and other types of animal tissue that compete with the Company's SUPPLE PERI-GUARD, PERI-GUARD, and VASCU-GUARD products, including bovine pericardium products produced by Medtronic, Inc. and Baxter International Inc. The Company does not believe that these alternative bovine pericardium products have specific FDA marketing clearance for use in the lung, although such products are FDA cleared for pericardial closure and soft tissue repair. In addition, synthetic multi-purpose patches made out of PTFE or silicone fabric are currently available. W. L. Gore & Associates, Inc., manufacturer of Gore-Tex-Registered Trademark-, is believed to have a prominent position in the synthetic patch market. Synthetic patches are generally cheaper to produce and to the extent that comparable synthetic patches are available and effective in procedures, the Company faces significant price competition for its Tissue-Guard products. The Company believes, however, that the collagen characteristics exclusive to tissue, the special configuration of its Tissue-Guard products and the proprietary tissue-fixation technology (SUPPLE PERI-GUARD, PERI-STRIPS, DURA-GUARD and VASCU-GUARD) and patented (PERI-GUARD) tissue-fixation technology employed by the Company offer significant product performance advantages over competing products.

Alternative treatments and competitive products to BIOGRAFT include drug therapies and surgical procedures that use autologous or synthetic grafts. Once the decision has been made to use surgical intervention, surgeons generally prefer the patient's own vessels for lower limb vascular reconstruction. When the patient's own vessels are not available in sufficient quality or quantity, surgeons choose a prosthesis graft such as BIOGRAFT or synthetic grafts made from expanded PTFE produced by W. L. Gore & Associates, Inc., IMPRA, Inc. or other grafts made of bio-synthetic materials.

MANUFACTURING

The Company manufactures all of its Surgical Business products except the BIO-VASCULAR PROBE at its St. Paul, Minnesota facility. In July 1995, the Company moved to a new 36,000 square foot facility, which more than doubled its total space and nearly quadrupled its manufacturing capacity. The Company acquires bovine pericardium for use in the Tissue-Guard product line from a private independent contractor who obtains the tissue from local United States Department of Agriculture inspected meat packing facilities. The Company acquires human umbilical cords for use in BIOGRAFT from various hospitals throughout the United States. The Company has not experienced any product shortages arising from interruptions in the supply of any raw materials or components, and has identified alternative sources of supply for such raw materials and components.

The BIO-VASCULAR PROBE is manufactured to the Company's specifications by a contract manufacturer, with certain final cleaning, packaging and sterilization testing procedures performed by the Company at its St. Paul facility. While the Company has not experienced any interruption in supply of this product to date, it has not identified any alternative source of supply and any significant interruption in supply of this product in the future could have an adverse effect on the Company's sales of the BIO-VASCULAR PROBE.

MEDICAL IMAGING SOFTWARE BUSINESS

GENERAL. The Medical Imaging Software Business develops and markets 3-D volume imaging software products for the visualization and analysis of imaging data for medical applications. The Medical Imaging Software Business is conducted through the Company's wholly-owned subsidiary, Vital Images, which was acquired in May 1994. Prior to its acquisition by the Company, Vital Images also developed and produced 3-D volume imaging software for use in geoscience applications. In August 1995, the Company granted an exclusive, perpetual source code license to CogniSeis for the

Company's geoscience product which focused the Company exclusively on medical applications for its software technology. See "Management's Discussion and Analysis of Results of Operations and Financial
Condition--Overview" on page 28 of this Report.

The Company's Medical Imaging Software Business is continuing development of VOXELVIEW, the first product developed by Vital Images for medical applications. VOXELVIEW provides complete and accurate 3-D rendering of data collected by advanced medical imaging devices such as spiral CT scanners, MRI imaging devices, PET scanning devices, and ultrasound devices. The 3-D images rendered by VOXELVIEW are intended to enhance the ability of radiologists, surgeons and other physicians to screen for specific pathologies, diagnose pathological conditions and plan surgical procedures.

INDUSTRY BACKGROUND. The use of CT scan, MRI, PET and Ultrasound is widespread in the U.S. medical community and, to a lesser extent, in other industrialized countries. CT scan, MRI, PET and Ultrasound capture and record digital information describing the dimensions and properties of scanned objects. Historically, these imaging devices produced digital output in a variety of proprietary formats. The imaging scanner manufacturers have now adopted an international standard called DICOM3 that greatly simplifies the process of using a VOXELVIEW-powered workstation in conjunction with the latest generation of imaging systems. In the United States, the market for CT and MRI scanners has evolved as scanners with higher resolution and faster data acquisition have been developed. VOXELVIEW 's value to the end-user increases with the speed and greater sophistication of the imaging equipment in use.

While the number of imaging devices used in hospitals and clinics is large, the use of 3-D rendering of imaging data collected by such devices has been exploited primarily by leading medical institutions. Until now, the workstations required to run 3-D volume visualization software were very expensive, limiting the number of institutions which could afford them. Additionally, the number of images that was able to be captured was low enough that diagnosis could be done by viewing only 2-D slices. Recent enhancements in scanner technology yield a greater number of images in much more detail, which can only be efficiently "read" when rendered in 3-D. The Company believes that its volume rendering technology will be more effective in analyzing data than the mathematically modeled "surface rendering" approach used by others.

PRODUCTS AND PRODUCT DEVELOPMENT. VOXELVIEW is an interactive, volume imaging and analysis software system designed to accept large volumes of data from any medical digital imaging technology, manipulate the data at high speeds and display it in accurate 3-D images. VOXELVIEW is based upon a high speed volume renderer, the Voxel Engine, which can image volume data at a speed which permits "real-time" viewing of data sets. VOXELVIEW has been designed to enhance the ability of radiologists, surgeons and other physicians to screen for specific pathologies, diagnose pathological conditions and plan surgical procedures. The Company has licensed VOXELVIEW software packages to approximately 80 medical and research institutions as a research tool. Currently, VOXELVIEW only operates on high-speed graphics-oriented work stations marketed by Silicon Graphics, Inc. ("Silicon Graphics").

The Company recently completed development of VOXELVIEW 2.5, an updated and improved version of VOXELVIEW. The Company is developing VOXELVIEW 2.5 so that it can be marketed to a broader group of medical institutions. Versions of VOXELVIEW will (i) improve the product's interface qualities and make it more user-friendly, and (ii) enable the product to operate on work stations manufactured by companies other than Silicon Graphics, and be directed towards specific applications. In December 1995, the Company received notice of clearance from the Food and Drug Administration ("FDA") to market VOXELVIEW as a clinical diagnostic and surgical planning device when used in conjunction with CT and MRI image data. The Company has also adopted the industry standard graphics language, OpenGL-Registered Trademark-, which should enable the Company's products to operate on hardware platforms manufactured by companies such as Hewlett-Packard Company and IBM. There can be no assurance that the Company will be able to successfully commercialize VOXELVIEW 2.5.

The Company has also developed a modular enhancement to VOXELVIEW called VOXEL ANIMATOR, which allows the user to create "fly throughs." A "fly through," for example, would allow a radiologist to perform virtual endoscopies by navigating through the 3-D data of patients' blood vessels and/or organs to detect disease. This technology is designed to assist the physician in lowering patient risk and diagnostic cost and achieving better surgical outcomes.

MARKETS. Having received notice of FDA clearance to market VOXELVIEW in December 1995, the Company is currently finalizing the marketing plan for this product. The Company intends initially to target 250 of the largest academic medical institutions and an additional 300 tertiary care institutions. As the price of high speed workstations decrease, the marketing focus will be expanded to a broader audience of medical institutions.

The Medical Imaging Software Business plans to continue its strategy of direct marketing within the United States while using distributors and other marketing partners internationally. The Company also has an OEM agreement with Precision Therapy, Inc. (""PTI"), a leading supplier of radiation treatment planning systems, under which the Company has granted PTI an exclusive license for the use of a portion of VOXELVIEW technology for use as a tool in radiation planning therapy. To date, revenue from this agreement has not been material. The Company intends to seek other advantageous OEM and third party relationships that will increase its ability to reach attractive markets.

RESEARCH AND DEVELOPMENT. The majority of the Medical Imaging Software Business' employees are engaged in research and development. The Company also collaborates with researchers at several universities and maintains close ties with lead engineering groups at Silicon Graphics. The Company is currently concentrating its research and development efforts on improving VOXELVIEW as a medical diagnostic tool, including working on refinements that will increase clinical applications of VOXELVIEW by improving human interface qualities, making the product more user-friendly. The Company spent $1,357,000, $1,255,000 and $719,000 on research and development in the Medical Imaging Software Business in fiscal 1995, 1994 and 1993, respectively. In addition, the Company recognized revenues of $115,220, $105,050 and $122,250 in fiscal 1995, 1994 and 1993 with regard to customer sponsored research and development. For information about Company-wide research and development expenses, see the Consolidated Financial Statements on page 39 of this Report.

COMPETITION. The medical digital imaging market in which the Company competes is characterized by intense competition. This market is dominated by established manufacturers of imaging equipment that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. The Company competes with major imaging equipment vendors, such as GE Medical Systems, Picker International Inc. and Siemens AG, who currently offer 3-D rendering or will do so in the near future. These large equipment vendors have an entrenched position in major radiology departments and significantly greater marketing resources than the Company. In addition, the Company competes with other medical imaging software developers, including ISG, Inc. and Cemax, Inc., which offer competing after-market software for medical imaging and these competitors currently have greater marketing and distribution resources and capabilities than the Company.

The Company competes primarily in two ways. First, the Company specializes in direct volume rendering technology and has developed a high level of expertise in the effective implementation of this technology, resulting in much higher levels of data fidelity than other 3-D methods used in medical applications. Second, the Company has developed a unique feature of its imaging software, VOXEL ANIMATOR, allowing a user to conduct "fly through" examinations similar to a virtual reality environment. The Company believes that no competitor has developed this "fly through" capability.

GOVERNMENTAL REGULATION

The manufacture and sale of the Company's surgical and medical imaging products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. In the United States, the FDA administers the Federal Food, Drug and Cosmetics Act and amendments thereto contained in the Safe Medical Devices Act of 1990. The Company is subject to the standards and procedures respecting manufacture and marketing of medical devices contained in the Federal Food, Drug and Cosmetics Act and the regulations promulgated thereunder and is subject to inspection by the FDA for compliance with such standards and procedures.

These regulations classify medical devices as either Class I, II or III devices, which are subject to general controls, special controls or premarket approval requirements, respectively. All Class I and II devices as well as some Class III devices marketed prior to the effective date of the Medical Device Amendments of 1976 can be cleared for marketing pursuant to a 510(k) pre-market notification, establishing that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 became effective. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established, or if the FDA determines that the device or the particular application for the device requires a more rigorous review, the FDA will require that the manufacturer submit a PMA application that must be carefully reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The PMA application must contain the results of clinical trials, the results of all relevant prototype tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used for manufacturing, including the method of sterilization and its assurance. In addition, the submission must include the proposed labeling, advertising literature and training methods, if applicable. Most Class III devices are subject to the PMA requirements rather than the 510(k) pre-market notification procedure. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date of FDA submission, if approval is obtained at all. Moreover, a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

Of the Company's current products, BIOGRAFT and PERI-GUARD (when marketed as a pericardial patch) are Class III devices. BIOGRAFT received marketing clearance from the FDA pursuant to a PMA, while PERI-GUARD received clearance for use as a pericardial patch as the result of a 510(k) submission. PERI-STRIPS (as marketed in both strip and sleeve configurations), VASCU-GUARD, DURA-GUARD, PERI-GUARD (when marketed as a patch for soft tissue deficiency), SUPPLE PERI-GUARD (when marketed as a patch for soft tissue deficiency and as a pericardial patch) and both the disposable and reusable FLO-RESTER and the BIO-VASCULAR PROBE have all been classified as Class II medical devices and have received 510(k) marketing clearance from the FDA. The Company's Medical Imaging Software VOXELVIEW 2.5 is also a Class II medical device which received notice of market clearance in December 1995.

Both the United States and Europe have recently focused attention on the safety of tissue banks, spurred by incidents of the transmission of human disease during tissue transplantation. In the United States, recent FDA draft regulations have outlined requirements for tissue banks. The legislation has specifically excluded medical devices subject to FDA review, including preserved umbilical cord vein grafts such as BIOGRAFT. As a result, the Company does not expect BIOGRAFT to be subject to tissue bank regulations in the United States, including the expensive donor screening and donor testing procedures. In response to the increased scrutiny of umbilical cord vein grafts, the Company commissioned an independent virology laboratory to test BIOGRAFT for viral inactivation. The results of the testing demonstrated that BIOGRAFT'S chemical manufacturing processes inactivate a variety of viruses, resulting in a sterile product. The Company has informed the FDA of these test results and does not anticipate that the FDA will impose additional regulatory requirements on BIOGRAFT. There can be no assurance, however, that the FDA will not impose additional regulatory requirements on BIOGRAFT at some later date or that BIOGRAFT would be able to meet any such new requirements.

The Company is also subject to regulation in most of the foreign countries in which it sells its products with regard to product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. The national health or social security organizations of certain of such countries require the Company's products to be qualified before they can be marketed in those countries. In Japan, a potentially significant market for the Company's products, clinical trials of certain of the Company's products are required before such products can be cleared for sale in the Japanese market. To date, this has delayed the Company's market entry in some cases, but has not ultimately prevented sales in Japan of any of the Company's devices sold in the United States. The Company relies on its independent distributors to comply with the majority of the foreign regulatory requirements, including registration of the Company's products with the appropriate governmental authorities. To date, the Company has been successful in complying with the regulatory requirements in most foreign countries in which its products are marketed, although the responsible authorities in France have raised concerns regarding the Company's products produced from bovine tissue. If France prohibits sales of Tissue-Guard products, it is not expected to have a material adverse effect on the Company. Although the Company does not anticipate that any other EU countries will prohibit the sale of Tissue-Guard products, such prohibition by certain EU countries could have a material adverse effect on the Company's business, financial condition and results of operation.

The Company is subject to periodic inspections by the FDA, whose primary purpose is to audit the Company's compliance with good manufacturing practices ("GMP") established by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. The Company believes that its manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations.

The Company's new manufacturing facilities and processes are also undergoing an inspection and audit process by the British Standards Institute ("BSI") in conjunction with the Company's efforts to achieve compliance with the requirements of the MDD issued by the EU. The BSI is the "Notified Body" that the Company has selected to verify that the Company's quality system conforms with the ISO 9001 international quality standard and that its products conform with the "essential requirements" set forth by the MDD for the class of products produced by the Company. Certification by BSI of conformity with both the ISO 9001 standard and the MDD essential requirements would enable the Company to prepare a Declaration of Conformity supporting the placement of the "CE" mark on the Company's products. The CE mark would enable the Company's products to be marketed, sold and used throughout the EU, subject to limited "safeguard" powers of member states. Presently, the CE mark is not required to be affixed to the Company's products (or those of its competitors) sold in the EU, but may be affixed during a transition period currently in effect and which began January 1, 1995. This transition period will end on June 15, 1998, when all of the Company's current products (and those of its competitors) will be required to comply with the essential requirements in order to be marketed in the EU. BSI completed a pre-assessment of certain of the Company's facilities and processes in May 1995, identifying areas requiring a moderate degree of modification to comply with the essential requirements. A second pre-assessment focusing on other aspects of the Company's operations was completed in October 1995, and a final assessment has been tentatively scheduled for April 1996. Authority to prepare a Declaration of Conformity will require the successful completion of a final audit by BSI and submission and clearance of a dossier on each of the Company's products, demonstrating compliance with the essential requirements of the MDD. The Company believes that these steps will be completed by the summer of 1996, although there can be no assurance that the Company will be successful in receiving certification by BSI.

The future regulatory environment for BIOGRAFT in Europe is unclear. The MDD explicitly excludes from coverage medical devices derived from human tissue; however, certain European medical device manufacturers are actively lobbying for the re-inclusion of such devices in the MDD. If this effort is successful, the earliest date for applying for CE mark approval for BIOGRAFT is expected to be 1998. In addition, if extensive donor screening and donor testing requirements are imposed, such requirements could make it uneconomical to sell BIOGRAFT in Europe even under the CE mark. As a result of significant problems with their blood supply, France has passed national laws and regulations requiring extensive donor screening and testing on products derived from human tissue. Accordingly, BIOGRAFT is not being sold in France. It is not known whether a CE mark for BIOGRAFT would override such national requirements or whether other countries in the EU will adopt regulations similar to those of France. The Company is seeking BIOGRAFT registration in Germany, but cannot predict when or if it will achieve such registration. BIOGRAFT is not marketed generally in Germany, but rather is prescribed by physicians on a prescription-by-prescription basis. If the CE mark is unavailable for BIOGRAFT or if the requirements for obtaining a CE mark are too burdensome, the Company will seek country-by-country registration of the product where such registration requirements exist. The Company cannot predict when or if it would obtain such registrations.

The financial arrangements through which the Company markets, sells and distributes its products may be subject to certain federal and state laws and regulations in the United States with respect to the provision of services or products to patients who are Medicare or Medicaid beneficiaries. The "fraud and abuse" laws and regulations prohibit the knowing and willful offer, payment or receipt of anything of value to induce the referral of Medicare or Medicaid patients for services or goods. In addition, the physician anti-referral laws prohibit the referral of Medicare or Medicaid patients for certain "Designated Health Services" to entities in which the referring physician has an ownership or compensation interest. Violations of these laws and regulations may result in civil and criminal penalties, including substantial fines and imprisonment. In a number of states, the scope of fraud and abuse or physician anti-referral laws and regulations, or both, have been extended to include the provision of services or products to all patients, regardless of the source of payment, although there is variation from state to state as to the exact provisions of such laws or regulations. In other states, and, on a national level, several health care reform initiatives have been proposed which would have a similar impact. The Company believes that its operations and its marketing, sales and distribution practices currently comply in all respects with all current fraud and abuse and physician anti-referral laws and regulations, to the extent they are applicable. Although the Company does not believe that it will need to undertake any significant expense or modification to its operations or its marketing, sales and distribution practices to comply with federal and state fraud and abuse and physician anti-referral regulations currently in effect or proposed, financial arrangements between manufacturers of medical devices and other health care providers may be subject to increasing regulation in the future. Compliance with such regulation could adversely affect the Company's marketing, sales and distribution practices, and may affect the Company in other respects not presently foreseeable, but which could have an adverse impact on the Company's business, financial condition and results of operations.

THIRD PARTY REIMBURSEMENT AND COST CONTAINMENT

The Company's surgical products are purchased primarily by hospitals and other users which then bill various third-party payors for the services provided to the patients. These payors, which include Medicare, Medicaid, private health insurance plans and managed care organizations, reimburse part or all of the costs and fees associated with the procedures utilizing the Company's products. Through fiscal 1995, the Company's medical imaging products have been purchased by a limited number of medical and research institutions for research applications and have, therefore, not been subject to reimbursement issues.

The availability and level of reimbursement from third-party payers is significant to the Company's business. For Medicare carriers, the United States Healthcare Finance Administration ("HCFA"), an agency of the federal government, establishes a national coverage policy, including the amount to be reimbursed, for coverage of claims submitted for reimbursement related to a specific procedure. Private health insurance plans and managed care organizations make their own determinations regarding coverage and reimbursement based either upon ""usual and customary" fees or, increasingly, upon a similar prospective payment system.

During the past several years, the major third party payers have substantially revised their reimbursement methodologies in an attempt to contain their healthcare reimbursement costs. Medicare and Medicaid reimbursement for inpatient hospital services is based on a fixed amount per admission based on the patient's specific diagnosis. As a result, any illness to be treated or procedure to be performed will be reimbursed only at a prescribed rate set by the government that is known in advance to the healthcare provider. If the treatment costs less, the provider keeps the difference. If it costs more, the provider cannot bill the patient for the rest. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost saving technologies before these downward adjustments take effect. No separate payment is made in most cases for products such as the Company's when they are furnished or used in connection with inpatient care. Any amendments to existing rules and regulations which restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using the Company's products or the eligibility (or the extent or amount of coverage) of the Company's products could have an adverse impact on the Company's business, financial condition and results of operations.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be proposals by legislators and regulators and third-party payors to curb these costs. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan, and over 80% of hospitals participate in or have agreements with HMOs. It has become a typical practice for hospitals to affiliate themselves with as many managed care plans as possible. Higher managed care penetration typically drives down the prices of health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payor measures may have on its future business, financial condition or results of operations.

Because the Company's surgical products are primarily used in thoracic, cardiac, neuro and vascular surgeries, changes in reimbursement policies and practices of third party payors with respect to these surgeries could have a substantial and material impact on sales of the Company's products. The development or increased use of more cost effective treatments for diseases requiring these surgeries could cause such payors to decrease or deny reimbursement for such surgeries or to favor these other treatments over surgical treatment.

Recent developments concerning reimbursement of LVR surgery are likely to have a material adverse effect on the Company's business and results of operations. Generally, Medicare had been reimbursing hospitals and surgeons for LVR surgery since the procedure was re-introduced in 1994. LVR surgery uses PERI-STRIPS, the product which has been primarily responsible for the Company's growth in net revenue and net income in recent periods (see "Surgical Business--Markets and Medical Need, Lung Volume Reduction Surgery" on page 3 of this report). Recently, HCFA decided that it did not have enough patient follow-up data to substantiate the safety and efficacy of LVR surgery. On that basis, HCFA decided to cease reimbursement of LVR surgery until its technical assessment committee ("TAC") could complete an evaluation of the safety and efficacy of the procedure. TAC has set February 13, 1996 as the final date for surgeons to submit patient data. It is reasonably expected that once the data is received by TAC any decision regarding reimbursement will take, at a minimum, two months and possibly a year or more. HCFA's decision to deny reimbursement for LVR surgery is expected to have a material adverse effect on the Company's net revenue and net income at a minimum in the first and second quarters of fiscal 1996, and may continue to have such an effect in future periods. While the Company believes, based on reported outcomes, that HCFA will eventually approve reimbursement for LVR surgery, the Company cannot say with any certainty when, or if, the reimbursement of LVR surgery will be approved. The Company believes that LVR procedures reimbursed by Medicare constitute over 50% of total LVR procedures. While the Company understands that private insurance companies and managed care organizations (which the Company believes have been the third-party payors responsible for a significant percentage of reimbursed LVR procedures) are currently reimbursing LVR surgery based on their own evaluation of the procedure and its outcomes, it is unknown whether these private payors will change their reimbursement practices in light of HCFA's decision. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of the Year Ended October 31, 1995 with the Year Ended October 31, 1994, Net Revenue" on page 30 of this Report.)

INTELLECTUAL PROPERTY

The Company's success will depend in large part on its ability to preserve its trade secrets, to obtain patent protection for its products and to operate without infringing the proprietary rights of third parties. While the Company has obtained or acquired a license to certain patents and applied for additional United States and foreign patents covering certain aspects of its products, no assurance can be given that any additional patents will be issued, that the scope of any patent protection will exclude competitors or that any of the Company's rights under such patents will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain. Whether or not the Company's patent applications are granted, others may receive patents which contain claims having a scope that covers products developed by the Company.

In July 1995, the Company received notice of allowance of a United States patent which relates to the use of tissue on a removable backing and covers the sleeve configuration of PERI-STRIPS. In connection with this same application, the Company has filed divisional patent applications relating to the combination of tissue with a surgical stapling gun and methods of performing a surgical procedure to remove diseased tissue. There can be no assurance that these divisional patent applications will be granted. Other than the notice of allowance of a patent on the sleeve configuration of PERI-STRIPS, the Company holds no patents and pays no royalties on SUPPLE PERI-GUARD or the configurations of SUPPLE PERI-GUARD marketed as DURA-GUARD or VASCU-GUARD. In December 1994, the Company entered into an agreement with Surgical Research, Inc., which obligates the Company to pay royalties of five percent (5%) on net revenue from sales of PERI-STRIPS for the life of any patents, if any are issued, or for seven years. In December 1995, the Company purchased the patent for PERI-GUARD. Previously, the Company had an exclusive, worldwide, perpetual license to make, use and sell its PERI-GUARD product for use in connection with the cardiovascular system. The Company also has an exclusive, worldwide, perpetual license to make, use and sell its FLO-RESTER product. The last of the patents related to the Company's BIOGRAFT product expired in November 1993.

In its Surgical Business, the Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. SUPPLE PERI-GUARD, which is used in the manufacture of the majority of the Company's Tissue-Guard products, is protected exclusively by trade secrets. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

In its Medical Imaging Software Business, the Company relies on a combination of license agreements, contracts, confidentiality agreements and trade secrets to establish and protect its proprietary rights in its technology. The Company distributes its products under software license agreements that grant customers licenses to use, rather than ownership of, the software. The Company also employs encryption technology to prevent the use of its software on work stations that have not been specifically designated by the Company. Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. In September 1988, the Company acquired the exclusive perpetual license to use, further develop and market the technology underlying VOXELVIEW on a worldwide basis.

The surgical products and medical imaging industries are characterized by frequent and substantial intellectual property litigation, and competitors may resort to intellectual property litigation as a means of competition. The surgical products and medical imaging markets are characterized by extensive patent and other intellectual property claims that can create greater potential than in less developed markets for possible allegations of infringement, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. Litigation may also be necessary to enforce patents issued to and licenses held by the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products which in turn would have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has registered United States trademarks, including PERI-STRIPS, VASCU-GUARD, PERI-GUARD, BIOGRAFT, FLO-RESTER, VOXELVIEW and VOXELGEO.

EMPLOYEES

At January 3, 1996, the Company, including its wholly-owned subsidiary, employed 123 full-time and two part-time individuals, including 18 in research and development, 61 in manufacturing, 18 in sales and marketing, 25 in general and administrative functions and three in regulatory affairs. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.

    (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

For information with respect to the Company's revenue attributable to international markets, see page 52 of this Annual Report on Form 10-K.

ITEM 1A - IMPORTANT FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects.

HISTORY OF LOSSES; UNCERTAIN PROFITABILITY PROSPECTS

The Company has experienced a net loss during each of the three years in the period ended October 31, 1994, although the Surgical Business has had operating income for each of these years. The imaging business has incurred losses since 1990, and the Company does not expect that the Medical Imaging Software Business will be profitable in the near term. While the Company was profitable in the year ended October 31, 1995, there can be no assurance that the Company will continue to be profitable in the near term or at any time in the future. The Company's profitability in the near term and the foreseeable future will depend upon the continued success of PERI-STRIPS, of which there can be no assurance. See "Important Factors - Limitations on Third-Party Reimbursement" below.

LIMITATIONS ON THIRD-PARTY REIMBURSEMENT

The Company's products are purchased primarily by hospitals and other users, which bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Payors may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established Payor protocol regarding cost-effective treatment methods or was used for an unapproved indication.

Third-party payors are also increasingly challenging the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. The Company is unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. There can be no assurance that the surgical procedures in which the Company's products are used will continue to be considered cost-effective by third-party payors, that reimbursement for such surgeries or imaging services will be available or, if available will continue, or that payors' reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. The Company's medical imaging products have been purchased to date by a limited number of medical and research institutions for research applications. The cost of health care has risen significantly over the past decade, and there have been and may continue to be proposals by legislators, regulators and third-party payors to curb these costs. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, changes in third-party payors' policies towards reimbursement for procedures using the Company's products or legislative action could have a material adverse effect on the Company's business, financial condition and results of operations.

For Medicare carriers, the U.S. Healthcare Finance Administration ("HCFA") establishes a national coverage policy, including the amount to be reimbursed, for coverage of claims submitted for reimbursement related to a specific procedure. Recent developments concerning reimbursement of LVR surgery are likely to have a material adverse effect on the Company's business and results of operations. Generally, Medicare had been reimbursing hospitals and surgeons for LVR surgery since the procedure was re-introduced in 1994. LVR surgery uses PERI-STRIPS, the product which has been primarily responsible for the Company's growth in net revenue and net income in recent periods (see "Surgical Business--Markets and Medical Need, Lung Volume Reduction Surgery" on page 3 of this report). Recently, HCFA decided that it did not have enough patient follow-up data to substantiate the safety and efficacy of LVR surgery. On that basis, HCFA decided to cease reimbursement of LVR surgery until its technical assessment committee ("TAC") could complete an evaluation of the safety and efficacy of the procedure. TAC has set February 13, 1996 as the final date for surgeons to submit patient data. It is reasonably expected that once the data is received by TAC any decision regarding reimbursement will take, at a minimum, two months and possibly a year or more. HCFA's decision to deny reimbursement for LVR surgery is expected to have a material adverse effect on the Company's net revenue and net income at a minimum in the first and second quarters of fiscal 1996, and may continue to have such an effect in future periods. While the Company believes, based on reported outcomes, that HCFA will eventually approve reimbursement for LVR surgery, the Company cannot say with any certainty when, or if, the reimbursement of LVR will be approved. The Company believes that LVR procedures reimbursed by Medicare constitute over 50% of total LVR procedures. While the Company understands that private insurance companies and managed care organizations (which the Company believes have been the third-party payors responsible for a significant percentage of reimbursed LVR procedures) are currently reimbursing LVR surgery based on their own evaluation of the procedure and its outcomes, it is unknown whether these private payors will change their reimbursement practices in light of HCFA's decision. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of the Year Ended October 31, 1995 with the Year Ended October 31, 1994, Net Revenue" on page 30 of this Report and "Third Party Reimbursement and Cost Containment" on page 16 of this report.

DEPENDENCE ON LUNG VOLUME REDUCTION PROCEDURE

The growth in revenue and profitability of the Company in fiscal 1995 as compared to fiscal 1994 was primarily due to increased sales of PERI-STRIPS. PERI-STRIPS accounted for approximately 41% of the Company's net revenue for the year ended October 31, 1995. The Company believes that sales of PERI-STRIPS will be the primary factor in revenue growth and profitability in the foreseeable future. This product is used primarily in lung volume reduction ("LVR") surgery, a procedure that was abandoned 35 years ago due to unacceptable mortality and complication rates. The LVR procedure was re-introduced in 1994, modified and enabled by the use of a surgical stapler in combination with the Company's PERI-STRIPS product. Due to the recent re-introduction of the modified procedure, the number of patients who have undergone the procedure and for whom a clinically acceptable post-operative period of evaluation has elapsed is still relatively small. Similarly, the number of physicians performing the procedure and from whom data is available to the Company is small. Accordingly, there presently does not exist a statistically meaningful body of clinical data from which to draw conclusions concerning the efficacy and long-term outcomes associated with the LVR procedure. The Company believes that patients who have undergone the LVR procedure may require and additional year or more of follow-up examination before the procedure can be properly evaluated by the medical community. If the LVR procedure is ultimately determined to provide only temporary benefits or otherwise results in unfavorable or unacceptable outcomes, this would adversely affect sales of the Company's PERI-STRIPS product and have a material adverse effect on the Company's results of operations. The success of PERI-STRIPS will also depend on the acceptance of the product by surgeons performing LVR surgery. The Company estimates that there were approximately 700 surgeons worldwide trained to perform the LVR procedure by the end of calendar 1995. Although additional surgeons are being trained, the growth in PERI-STRIPS sales has been and will continue to be closely related to the number of surgeons trained in the LVR procedure and the willingness of such surgeons to perform the LVR procedure. If the number of surgeons trained and effectively performing the LVR procedure does not grow as rapidly as the Company anticipates, the Company's business, results of operations and financial condition will be adversely affected. Growth in the number of LVR procedures performed is also dependent upon the criteria used by surgeons in selecting patients deemed appropriate candidates for such surgery. If the selection criteria become too rigorous, the number of LVR procedures performed and related sales of the PERI-STRIPS product may decrease, which would have a material adverse effect on the Company's business, results of operations and financial condition. See "Surgical Business--Markets and Medical Need" on page 3 of this Report.

HIGHLY COMPETITIVE INDUSTRIES AND RISK OF TECHNOLOGICAL OBSOLESCENCE

The Company faces intense competition in both its Surgical Business and its Medical Imaging Software Business. The medical product and imaging industries are highly competitive and characterized by rapid innovation and technological change. The Company expects technology to continue to develop rapidly, and the Company's success will depend to a large extent on its ability to maintain a competitive position with its technology. There can be no assurance that the Company will be able to compete effectively in the marketplace or that products developed by its competitors will not render its products obsolete or non-competitive. Similarily, there can be no assurance that the Company's competitors will not succeed in developing or marketing products that are viewed by physicians as providing superior clinical performance or are less expensive relative to the Company's products currently marketed or to be developed. Several established companies manufacture and sell surgical products which compete with all of the Company's surgical products, other than PERI-STRIPS. The Company believes that at least two established companies are developing products intended to compete with PERI-STRIPS. The competition in the imaging industry is also intense and consists largely of established manufacturers of imaging equipment. The companies with which the Company competes have greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. In addition, many of the Company's competitors offer broader product lines within the Company's specific product markets. Broad product lines may give the Company's competitors the ability to negotiate exclusive, long-term medical product supply contracts and the ability to offer comprehensive pricing for their products, including those that compete with the Company's products. By offering a broader product line in the general field of medical products and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations and managed care organizations that increasingly seek to reduce costs. There can be no assurance that the Company will be able to compete effectively with such manufacturers in either its Surgical Business or its Medical Imaging Software Business. See "Surgical Business--Competition" and "Medical
Imaging Software Business--Competition" on pages 10 and 13, respectively, of this Report.

ABILITY TO MANAGE GROWTH

To support the anticipated growth due to sales of its PERI-STRIPS product, the Company will require additional supply, manufacturing, quality assurance, inventory management, marketing and sales capabilities. Although the Company is taking steps to meet these needs, there can be no assurance that the Company will be able to secure the necessary personnel and systems capabilities to sustain and support the current rate of growth. See
"Surgical Business--Marketing" and "Manufacturing" on pages 9 and 11, respectively, of this Report.

INTELLECTUAL PROPERTY

The Company protects its technology through trade secrets and proprietary know-how and through patents, both owned and licensed. The Company seeks to protect its trade secrets and proprietary know-how through confidentiality agreements with employees, consultants and other parties. SUPPLE PERI-GUARD, which is used in the manufacture of the majority of the Company's Tissue-Guard products, is protected exclusively by trade secrets. There can be no assurance that the Company's trade secrets or confidentiality agreements will provide meaningful protection of the Company's proprietary information or, in the event of a breach of any confidentiality agreement, that the Company will have adequate remedies. There can be no assurance that any pending or future patent applications will result in issued patents, or that any current or future patent, regardless of whether the Company is an owner or licensee of such patent, will not be challenged, invalidated or circumvented or that the rights granted thereunder or under its licensing agreements will provide a competitive advantage to the Company. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company or that the Company's technology does not or will not infringe patents or other rights owned by others.

The medical product industry is characterized by frequent and substantial intellectual property litigation, and competitors may resort to intellectual property litigation as a means of competition. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of the outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. Litigation may also be necessary to enforce patents issued to the Company and license agreements entered into by the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. See "Intellectual Property" on page 17 of this Report.

RISKS ASSOCIATED WITH HUMAN TISSUE PRODUCTS

Both the United States and Europe have recently focused attention on the safety of tissue banks, spurred by incidents of the transmission of human disease during tissue transplantation. In the United States, recent regulations drafted by the U.S. Food and Drug Administration (the "FDA") have outlined requirements for tissue banks. The regulations have specifically excluded from regulation medical devices subject to FDA review, including preserved umbilical cord vein grafts such as BIOGRAFT. As a result, the Company does not expect BIOGRAFT to be subject to tissue bank regulations in the United States and the related expensive donor screening and donor testing procedures. There can be no assurance, however, that the FDA will not impose additional regulatory requirements on BIOGRAFT at some later date or that BIOGRAFT would be able to meet any such new requirements.

The future regulatory environment for BIOGRAFT in Europe is unclear. While the Medical Device Directive ("MDD") issued by the European Union ("EU") explicitly excludes medical devices derived from human tissue from regulation, certain European medical device manufacturers are actively lobbying for the re-inclusion of such devices in the MDD. If this effort is successful, the earliest date for applying for CE mark approval for BIOGRAFT is expected to be 1998. In addition, if extensive donor screening and donor testing requirements are imposed, such requirements could make it uneconomical to sell BIOGRAFT in Europe even under the CE mark. BIOGRAFT accounted for 11% and 30% of the Company's net revenue and international net revenue, respectively, for the year ended October 31, 1995.

EARLY STAGE OF THE MEDICAL IMAGING SOFTWARE BUSINESS

The Company's imaging business incurred operating losses of $790,000, $1,183,000 in fiscal 1993 and 1994, respectively, and had operating income of $252,000 for the year ended October 31, 1995, entirely due to the $1,500,000 one-time source code license fee for VOXELGEO, its imaging technology for geoscience applications, which contributed $1,322,000 to operating income (See "Managements' Discussion and Analysis of Financial Condition and Results of Operations --Effect of One-Time Source Code
License" on page 32 of this Report). The grant of this perpetual, exclusive license to VOXELGEO allows the Medical Imaging Software Business to focus exclusively on medical applications of its imaging technology. With this exclusive license, the Company will no longer be receiving revenue from sales for these geoscience applications. The Company does not anticipate that expenses of the Imaging Business will decrease proportionally to this decrease in revenue. As a result, the Imaging Business will likely incur operating losses in the near term. Although the Company has received FDA 510(k) clearance to market its VOXELVIEW product as a medical product, it does not anticipate significant revenues from its medical imaging products in the near term as it develops its business plan for this new clinical product. The Company expects to continue to invest significant resources in the research and development of VOXELVIEW. The Company believes that successful commercialization of VOXELVIEW primarily depends upon the development of an improved and application specific user interface. In addition, VOXELVIEW currently can only be used on hardware manufactured by a single manufacturer, and therefore the VOXELVIEW product will be affected in the short-term by the success or failure of this hardware manufacturer. Furthermore, the success of the VOXELVIEW software currently under development will depend upon the ability and willingness of physicians to use such 3-D software in clinical diagnosis, surgical planning and patient screening, of which there can be no assurance. See "Medical Imaging Software Business--Products and Product Development" on page 12 of this Report.

GOVERNMENTAL REGULATION

The Company's products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction, manufacturing, labeling and record keeping procedures for medical devices, including medical imaging software. The process of obtaining marketing clearance from the FDA for new products and new applications for existing products can be time-consuming and expensive, and there is no assurance that such clearances will be granted or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or additional applications for existing products. In addition, certain of the Company's surgical products that are in the research and development stage may be subject to a lengthy and expensive pre-market approval ("PMA") process with the FDA. Even if regulatory approvals to market a product are obtained from the FDA, these approvals may entail limitations on the indicated uses of the product. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. The FDA, various state agencies and foreign regulatory agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling. A determination that the Company is in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures and, in extreme cases, criminal sanctions.

Approximately 17% of the Company's net revenue in fiscal 1995 resulted from sales of its products outside the United States through independent distributors. International regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The Company relies on independent distributors to comply with these foreign regulatory requirements and communication between foreign regulatory agencies and the Company is indirect and occurs through the foreign distributor. The inability or failure of independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors' ability to sell the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

The new registration scheme in the EU requires that the Company's quality system conform with the ISO 9001 international quality standard and that its products conform with the "essential requirements" set forth by the MDD for the class of products produced by the Company. Compliance with these requirements will allow the Company to issue a "Declaration of Conformity" and apply the "CE" mark to products, allowing free sale in the EU. While the Company is currently undergoing a review procedure to verify compliance with the ISO 9001 standard and the essential requirements, there can be no assurance that the Company will obtain the CE mark in a timely manner, or at all. Failure to obtain the CE mark by 1998 would limit the Company's ability to sell its products in Europe and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Governmental Regulation" on page 13 of this report.

EXPOSURE TO PRODUCT LIABILITY CLAIMS; RISK OF PRODUCT RECALL

The medical product industry historically has been litigious, and the manufacture and sale of the Company's products inherently entails a risk of product liability claims. Since the Company's principal products are designed to be permanently placed in the human body, production errors could result in an unsafe product and injury to the patient. Although the Company maintains product liability insurance in amounts believed to be adequate based upon the nature and risks of its business in general and its actual experience to date, there can be no assurance that one or more liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms, if at all. Furthermore, the Company does not expect to be able to obtain insurance covering its costs and losses as the result of any recall of its products due to alleged defects, whether such a recall is instituted by the Company or required by a regulatory agency. On one occasion in 1992, the Company initiated a product recall to correct the mislabeling on a small number of one of its surgical tool products. The mislabeling did not result in injury to any patient and did not have an adverse effect on the Company's business, financial condition or results of operations. A product liability claim, recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business, financial condition and results of operations of the Company.

DEPENDENCE ON DISTRIBUTOR SALES

Sales to distributors constitute a significant portion of the Company's current business. In the year ended October 31, 1995, three domestic distributors accounted for an aggregate of 39% of the Surgical Business' gross revenue, with each of such distributors accounting for in excess of 10% of the Company's gross revenue for the period. There can be no assurance that the Company will be able to maintain its relationships with these significant distributors, or, in the event of termination of any of such relationships, that a new replacement distributor will be found. The loss of a significant distributor could materially adversely affect the Company's business, financial condition and results of operations if a new distributor or other suitable sales organization could not be found on a timely basis in the relevant geographic market. See "Surgical Business--Marketing" on page 9 of this Report.

ITEM 2 - PROPERTIES

The Company leases approximately 36,000 square feet of office and manufacturing space at 2575 University Avenue, St. Paul, Minnesota for use in its Surgical Business. The base rent of this lease, which commenced August 1, 1995 and expires July 31, 2005, is approximately $255,000 annually. The Company also pays apportioned real estate taxes and common costs on this lease.

Additionally, the Company leases approximately 8,800 square feet located in Fairfield, Iowa for use in its Medical Imaging Software Business, under a non-cancelable operating lease which expires on June 1, 1997 and includes an option to renew for one four-year period. The base rent for this facility is approximately $75,000 annually.

The Company believes that its current space is adequate for the foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers, their ages, and their offices held as of January 3, 1996 are as follows:

NAME                            AGE      TITLE
----                            ---      -----
John T. Karcanes .............   49      President, Chief Executive Officer and
                                         Director

Andrew M. Weiss ..............   38      President, Vital Images, Incorporated
                                         Vice President of Bio-Vascular, Inc.

Vincent Argiro, Ph.D .........  39       Vice President of the Company,
                                         Executive Vice President and Chief
                                         Technology Officer of Vital Images,
                                         Incorporated and Director

M. Karen Gilles ..............  53       Vice President of Finance, Chief
                                         Financial Officer, and Corporate
                                         Secretary

Bruce A. MacFarlane, Ph.D. ...  43       Vice President of Regulatory Affairs
                                         and Quality Assurance

Robert P. Nelson .............  50       Vice President of Operations

Kemal Schankereli ............  43       Vice President of Research and
                                         Development

Frank A. Stephenson ..........  42       Vice President of Marketing and Sales


    JOHN T. KARCANES. Mr. Karcanes has served as President, Chief Operating Officer and a director of the Company since April 1994 and as Chief Executive Officer of the Company since November 1994. From June 1992 to April 1994, Mr. Karcanes acted as an independent consultant and an interim executive officer, working primarily with early-stage technology companies. From 1987 to June 1992, Mr. Karcanes served as President and Chief Executive Officer of Crosfield Lightspeed, Inc., a technology company serving the publishing industry. Mr. Karcanes served as President of Palladian Software, Inc., a software development company, from 1984 to 1986, and from 1981 to 1984, he served in a number of executive positions in international operations and sales and marketing with Cullinet Software, Inc., a database and application software company, and Computer Pictures Corporation, a software company specializing in executive information systems.

    ANDREW M. WEISS. Mr. Weiss was appointed President of Vital Images and a Vice President of the Company in October 1995. From July 1994 until October 1995, Mr. Weiss served as Vice President of Sales and Marketing for Marquette Electronics, a medical device manufacturer. From January 1986 through June 1994, Mr. Weiss was employed by General Electric Corporation, a multi-national corporation with operations including medical device and medical imaging equipment manufacturing, serving as Marketing Manager of GE Capital Vendor Financial Services from January 1994 through June 1994, as Marketing Programs Manager for GE Medical Systems - Americas from April 1992 through December 1993 and as Marketing Programs Manager for GE Medical Systems - Europe from January 1990 through March 1992.

    VINCENT ARGIRO. Dr. Argiro was appointed Executive Vice President and Chief Technology Officer of Vital Images in October 1995 and serves as a Vice President and Director of the Company. Dr. Argiro was elected a Vice President and Director of the Company in May 1994 in connection with the acquisition of Vital Images. Following the acquisition, Dr. Argiro served as President of Vital Images from May 1994 to October 1995. Dr. Argiro, the founder of Vital Images, served as Chairman of the Board of Vital Images from 1988 until May 1994. From 1988 to 1990 and from September 1991 to June 1992, Dr. Argiro also served as President of Vital Images. In September 1991, Dr. Argiro became Chief Executive Officer of Vital Images. From 1984 to June 1992, Dr. Argiro served as an Associate Professor of Physiology at Maharishi International University where he conducted research in neuroscience and cell biology.

    M. KAREN GILLES. Ms. Gilles has served as Chief Financial Officer of the Company since December 1990, Vice President of Finance since 1989, and Secretary of the Company since November 1991 after serving as the Director of Finance and Administration from April 1989 to December 1989. From 1985 to 1989, Ms. Gilles served as Controller for VEE Corporation, a production company, and Colin Companies, a related concession company. From 1983 to 1985, Ms. Gilles was an accountant with McGladrey & Pullen, a public accounting firm.

     BRUCE A. MACFARLANE. Dr. MacFarlane has served as Vice President of Regulatory Affairs and Quality Assurance since June 1995 after serving as Director of Regulatory Affairs from November 1991 to June 1995. From 1985 to October 1991, Dr. MacFarlane served as Director of New Product Development and Regulatory Affairs at Medical Devices, Inc., a medical device company which manufactures electromedical devices.

     ROBERT P. NELSON. Mr. Nelson has served as Vice President of Operations since September 1991. From 1988 until August 1991, Mr. Nelson served as Director of Operations for Rexton, Inc., a hearing aid manufacturer. From 1977 through 1987, he served as Director of Operations for heart valve manufacturing at Medtronic, Inc., a medical device company.

     KEMAL SCHANKERELI. Mr. Schankereli has served as Vice President of Research and Development since December 1993 after serving as Director of Research and Development from January 1993 to December 1993. From 1991 to December 1992, Mr. Schankereli served as a private consultant to the bio-medical device industry. From 1983 to 1991, Mr. Schankereli held the position of Manager of Vascular Product Research at St. Jude Medical, Inc., a medical device company. From 1978 to 1983, Mr. Schankereli served as a Senior Research Scientist at Meadox Medicals, Inc., a medical device company.

     FRANK A. STEPHENSON. Mr. Stephenson has served as Vice President of Marketing and Sales since December 1994. From 1989 to August 1994, Mr. Stephenson served as Vice President of Marketing and Sales for Spectranetics Corporation, a medical laser company. From 1985 to 1989, Mr. Stephenson held a series of marketing management positions with Boston Scientific, Inc., a manufacturer of medical devices, and served as a senior sales representative and trainer from 1982 to 1985 with Codman & Shurtleff, a distributor of neurosurgical products, which is a division of Johnson and Johnson, Inc.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is currently traded on the Nasdaq National Market under the symbol "BVAS". Prior to September 21, 1995, the Company's common stock was quoted on the Nasdaq SmallCap Market. The following table sets forth, for each of the fiscal periods indicated, the range of high and low bid quotations per share of Common Stock as reported on the Nasdaq SmallCap Market through September 20, 1995, and the range of high and low closing sale prices per share since September 21, 1995 as reported by the Nasdaq National Market. These prices do not include adjustments for retail mark-ups, mark-downs or commissions, and prior to September 21, 1995, represent inter-dealer quotations and do not necessarily represent actual transactions).


                                                       HIGH      LOW
                                                       -----    -----
         FISCAL 1994
              First Quarter . . . . . . . . . . . . .  $3.63    $2.63
              Second Quarter. . . . . . . . . . . . .   3.81     2.88
              Third Quarter . . . . . . . . . . . . .   3.75     2.75
              Fourth Quarter. . . . . . . . . . . . .   5.75     3.25
         FISCAL 1995
              First Quarter . . . . . . . . . . . .    $5.75    $4.63
              Second Quarter. . . . . . . . . . . .     7.38     5.25
              Third Quarter . . . . . . . . . . . .    14.63     6.88
              Fourth Quarter. . . . . . . . . . . .    18.00    11.63

The Company has not declared or paid any cash dividends on its Common Stock since its inception, and the Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future. As of January 3, 1996 there were approximately 6,700 beneficial owners of the Company's Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data for the fiscal years ended October 31, 1991 through October 31, 1995 has been derived from the audited consolidated financial statements of the Company as restated for the pooling-of-interests due to the merger with Vital Images, Incorporated and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.


SUMMARY STATEMENTS OF OPERATIONS DATA:



                                                       YEARS ENDED OCTOBER 31,
                                      1995             1994         1993         1992        1991
======================================================================================================
Net revenue                       $13,319,730(1)   $ 6,631,518   $6,144,273   $6,010,899   $5,086,249

Gross margin                        9,452,739(1)     4,198,150    3,627,582    3,604,861        3,349

Operating income (loss)             2,439,300(1)    (1,431,165)    (456,731)    (309,220)    (293,701)

Extraordinary item -                       --               --           --           --       59,031
gain on early
extinguishment of debt

Net income (loss)                   2,186,466       (1,879,522)    (158,144)    (158,718)    (278,006)

Per common share data:
Loss before extraordinary item          $0.27           $(0.26)      $(0.02)      $(0.02)      $(0.05)

Extraordinary item                         --               --           --           --         0.01
                                  -----------      -----------   ----------   ----------   ----------
Net income (loss) per share             $0.27           $(0.26)      $(0.02)       $(.02)       $(.04)


Weighted average shares
outstanding                         8,172,000        7,277,000    7,055,000    6,743,000    6,162,000

SUMMARY BALANCE SHEET DATA:

                                                                OCTOBER 31,
                                      1995             1994         1993         1992        1991
======================================================================================================
Working capital                   $23,915,788      $5,214,607    $6,577,045   $5,534,654   $5,240,806

Total assets                       37,722,225       7,912,696     9,468,893    8,626,148    8,283,015

Long-term debt                             --              --        52,076       99,335      167,345

Shareholders' equity               35,355,336       6,785,539     8,476,742    7,643,046    7,449,108


(1) Includes $1,500,000 of one-time license fee revenue, which contributed $1,322,000 to the reported gross margin and operating income.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has two business segments which market products on a worldwide basis. Its primary business is the Surgical Business, which develops, manufactures and markets proprietary specialty medical products for use in thoracic, cardiac, neuro and vascular surgery. The Company, through its wholly-owned subsidiary, Vital Images, also develops, markets and supports certain software products for interactive visualization and analysis of three dimensional image data for medical applications. Net revenue generated by Vital Images is derived primarily from software licensing and maintenance fees.

The Company has been in a period of significant growth, driven primarily by the revenue contribution of its PERI-STRIPS product (part of the Tissue-Guard product line). PERI-STRIPS, which enables LVR surgery for late-stage emphysema patients, received marketing clearance from the FDA in May 1994 but was not released fully to the market until late October 1994. Net revenue resulting from sales of PERI-STRIPS increased from $685,000 for fiscal 1994 to $5,550,000 for fiscal 1995 and comprised approximately 42% of the Company's net revenues (or 47% excluding the one-time license fee for VOXELGEO). The Company anticipated that sales of PERI-STRIPS would continue to constitute an increasing share of the Company's revenue.

Recent developments concerning reimbursement of LVR surgery are likely to have a material adverse effect on the Company's business and results of operations. Generally, Medicare had been reimbursing hospitals and surgeons for LVR surgery since the procedure was re-introduced in 1994. LVR surgery uses PERI-STRIPS, the product which has been primarily responsible for the Company's growth in net revenue and net income in recent periods (see "Surgical Business--Markets and Medical Need, Lung Volume Reduction Surgery" on page 3 of this report). Recently, HCFA decided that it did not have enough patient follow-up data to substantiate the safety and efficacy of LVR surgery. On that basis, HCFA decided to cease reimbursement of LVR surgery until its technical assessment committee ("TAC") could complete an evaluation of the safety and efficacy of the procedure. TAC has set February 13, 1996 as the final date for surgeons to submit patient data. It is reasonably expected that once the data is received by TAC any decision regarding reimbursement will take, at a minimum, two months and possibly a year or more. HCFA's decision to deny reimbursement for LVR surgery is expected to have a material adverse effect on the Company's net revenue and net income at a minimum in the first and second quarters of fiscal 1996, and may continue to have such an effect in future periods. While the Company believes, based on reported outcomes, that HCFA will eventually approve reimbursement for LVR surgery, the Company cannot say with any certainty when, or if, the reimbursement of LVR will be approved. The Company believes that LVR procedures reimbursed by Medicare constitute over 50% of total LVR procedures. While the Company understands that private insurance companies and managed care organizations (which the Company believes have been the third-party payors responsible for a significant percentage of reimbursed LVR procedures) are currently reimbursing LVR surgery based on their own evaluation of the procedure and its outcomes, it is unknown whether these private payors will change their reimbursement practices in light of HCFA's decision.

To accommodate growth in its PERI-STRIPS business, the Company, beginning in April 1994, made significant additional investments in personnel, plant and infrastructure, including moving to a new and larger manufacturing facility for the Surgical Business in July 1995. Further increases in all areas, especially marketing and support personnel additions, were planned to support anticipated PERI-STRIPS sales growth. Due to the recent re-introduction of the modified procedure, the number of patients who have undergone the procedure and for whom a clinically acceptable post-operative period of evaluation has elapsed is still relatively small. Similarly, the number of physicians performing the procedure and from whom data is available to the Company is small. Accordingly, there presently does not exist a statistically meaningful body of clinical data from which to draw conclusions concerning the efficacy and long-term outcomes associated with the LVR procedure. The Company believes that patients who have undergone the LVR procedure may require and additional year or more of follow-up examination before the procedure can be properly evaluated by the medical community. In addition, the recent HCFA decision has delayed any expected growth from PERI-STRIPS.
If LVR surgery reimbursement is not approved in the future, growth of the proportions anticipated will not be forthcoming. Accordingly, the rate and pattern of growth, if any, of the PERI-STRIPS business, and its related personnel, plant and infrastructure support requirements, are especially difficult to predict.

The Company acquired Vital Images on May 24, 1994. The acquisition was a "pooling-of-interests," and financial results for all reporting periods have been restated as if Vital Images had been merged into the Company from inception. Historically, Vital Images was engaged in developing and marketing 3-D volume rendered, imaging software for various disciplines and industries, but principally for confocal microscopy, other medical research, and gas and oil exploration (the "Imaging Business"). After the acquisition, the Company decided to exit the microscopy business due to the limited market opportunity in microscopy and its relatively low margins. Although the Company continues to provide support to existing microscopy customers, it does not actively pursue new microscopy customers. At the time of the acquisition, the largest near-term market opportunity for the Imaging Business was the VOXELGEO product for gas and oil exploration applications.
The Company funded the research and development of the second generation of this product, VOXELGEO 2.0, in order to generate revenue to fund future development of clinical medical applications of the imaging software. In the process of developing VOXELGEO 2.0, the Company rewrote the entire code of its core 3-D volume rendering technology. A significant portion of all of the Company's 3-D volume rendered imaging software results from certain "core technology," and therefore improvements or changes to this "core technology" advance all applications of the software. In order to conserve resources and receive the benefit of industry expertise, the Company entered into a global marketing alliance in August 1994 with CogniSeis Development, Inc. ("CogniSeis"), a company with complementary software technologies for gas and oil exploration and an established presence in the industry. Under the agreement, CogniSeis assumed exclusive marketing and customer support responsibilities for VOXELGEO in exchange for 50% of software license and maintenance fee revenue.

Subsequently, in order to concentrate the Imaging Business on medical applications, the Company entered into a source code license agreement in August 1995 with CogniSeis, granting it a worldwide, perpetual, exclusive license for use in gas and oil exploration applications. Under this agreement, CogniSeis became both the exclusive developer and exclusive marketer of VOXELGEO. Pursuant to this agreement, the Company received a license fee payment of $1.5 million in September 1995, which was recorded as revenue in the fourth quarter of fiscal 1995. The agreement further provides for the payment to the Company on a quarterly basis of royalties based upon the receipt of revenues generated by VOXELGEO, which payments, if any, the Company anticipates will begin in calendar 1997. Royalties will terminate upon the earlier of March 31, 2001 or the aggregate payment of $2.0 million in royalties.

The Company's Imaging Business is now dedicated to the development of medical applications of its imaging technology. Excluding the one-time source code license fee discussed above, the Company anticipates that its Imaging Business revenue will continue to decrease in the near term due to declining microscopy revenue and no additional VOXELGEO revenue until 1997, when royalties on VOXELGEO are anticipated to begin. Microscopy and gas and oil exploration revenue accounted for more than 70% of the Imaging Business revenue during 1993 and 1994 and, including the license fee payment of $1.5 million, approximately 82% of such revenue in fiscal 1995. In addition, the Company does not anticipate that expenses of the Imaging Business will decrease, as the Company intends to continue to invest in VOXELVIEW. The Company recently received FDA 510(k) clearance to market its VOXELVIEW product as a medical product. The Company is currently finalizing the marketing plan for this product, and does not anticipate significant revenues from its medical imaging products in the near term.

RESULTS OF OPERATIONS

The following table sets forth the net revenue, gross margin and operating income (loss) of the Company and for each business segment for the periods shown:

                                YEARS ENDED OCTOBER 31,
                             -----------------------------
                               1995       1994      1993
                                    (IN THOUSANDS)
Net Revenue
    Surgical . . . . . . . . $10,426     $4,952     $4,423
    Imaging. . . . . . . . .   2,894(1)   1,680      1,721
                             -------     ------     ------
         Total . . . . . . .  13,320      6,632      6,144
                             -------     ------     ------
                             -------     ------     ------
Gross Margin
    Surgical . . . . . . . .   6,964      3,028      2,586
    Imaging. . . . . . . . .   2,489(1)   1,170      1,042
                             -------     ------     ------
         Total . . . . . . .   9,453      4,198      3,628
                             -------     ------     ------
                             -------     ------     ------
Operating Income (Loss)
    Surgical . . . . . . . .   2,187        171        333
    Imaging. . . . . . . . .     252(1)  (1,183)      (790)
                             -------     ------     ------
         Total . . . . . . .   2,439     (1,431)(2)   (457)
                             -------     ------     ------
                             -------     ------     ------

---------------
(1) Includes $1,500 of one-time license fee revenue, which contributed $1,322 to the reported gross margin and operating income.
(2) Includes approximately $419 of acquisition costs not allocated to a business segment.


COMPARISON OF THE YEAR ENDED OCTOBER 31, 1995 WITH THE YEAR ENDED OCTOBER 31,
1994

  NET REVENUE

Net revenue increased 101% to $13,320,000 for fiscal 1995 from $6,632,000 for fiscal 1994. Net revenue of the Surgical Business increased 111% to $10,426,000 in fiscal 1995 from $4,952,000 for fiscal 1994, substantially due to increases in sales of PERI-STRIPS, which increased to $5,550,000 in fiscal 1995 from $685,000 for fiscal 1994 and accounted for 53% and 14% of the Surgical Business' net revenue in fiscal 1995 and 1994, respectively.

HCFA's recent decision to deny Medicare reimbursement for LVR surgery, which uses PERI-STRIPS to prevent air leaks, is expected to have a material adverse effect on the Company's net revenue and net income at a minimum in the first and second quarters of fiscal 1996, and may continue to have such an effect in future periods. While the Company believes, based on reported outcomes, that HCFA will eventually approve reimbursement for LVR surgery, the Company cannot say with any certainty when, or if, the reimbursement of LVR will be approved. While the Company understands that private insurance companies and managed care organizations are currently reimbursing LVR surgery based on their own evaluation of the procedure and its outcomes, it is unknown whether these private payors will change their reimbursement practices in light of HCFA's decision. See "Third Party Reimbursement and Cost Containment" on Page 16 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" on page 28 of this Report.

Net revenue from sales of other products of the Tissue-Guard product line, DURA-GUARD, VASCU-GUARD, SUPPLE PERI-GUARD and PERI-GUARD, increased by 86% to $1,846,000 for fiscal 1995 from $990,000 for fiscal 1994. DURA-GUARD, which was cleared to market by the FDA in June 1995, accounted for 42% of this increase. The Company believes that heightened visibility in the surgical community was the other significant factor in the increase in revenues from sales of the other products in the Tissue-Guard product line.

Net revenues from sales of BIOGRAFT decreased by 21% to $1,198,000 for fiscal 1995 from $1,525,000 for fiscal 1994. BIOGRAFT revenue has been decreasing since late fiscal 1993. The Company believes that the revenue decrease is a result of a trend towards non-surgical intervention for peripheral vascular obstruction and the higher price of BIOGRAFT when compared to synthetic grafts. The Company has implemented a BIOGRAFT training program for surgeons in an effort to improve sales of this product.

Net revenue from sales of surgical productivity tools (FLO-RESTER and the BIO-VASCULAR PROBE) increased 7% for fiscal 1995 when compared to fiscal 1994. The Company believes that sales of these products will not increase materially from current levels in the foreseeable future.

Net revenue of the Imaging Business increased 72% to $2,894,000 for fiscal 1995 from $1,680,000 for fiscal 1994, due almost entirely to the one-time $1,500,000 VOXELGEO source code license fee received in the fourth quarter of fiscal 1995. It is expected that revenues from the Medical Imaging Software Business will decrease in the near-term as a result of the Company's decision not to actively pursue new customers in the microscopy market and the loss of revenue from VOXELGEO until 1997, when payment of royalties is anticipated to begin.

GROSS MARGIN

The gross margin percentage increased to 71% of net revenue for fiscal 1995 from 63% of net revenue for fiscal 1994. Gross margin percentages of the Surgical Business were 67% and 61% for fiscal 1995 and 1994, respectively. The vast majority of gross margin improvement in the Surgical Business was due to changes in product mix as a result of the large volume of PERI-STRIPS sales and the spreading of overhead costs over a larger volume of production.
 Improvement in productivity related to the manufacture of PERI-STRIPS also contributed to the improvement. Gross margin percentages of the Imaging Business were 87% and 70% for fiscal 1995 and 1994, respectively. The gross margin percentage of the Imaging Business was positively impacted by the VOXELGEO source code license transaction, which contributed $1,322,000 to the gross margin. The Company believes that future gross margin percentages for the Medical Imaging Software Business will be a function of the developing business model for the Medical Imaging Software Business, but are currently expected to remain above 80%.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense increased 42% to $5,013,000 for fiscal 1995 from $3,541,000 for fiscal 1994, but decreased as a percent of net revenue between comparable periods to 38% from 53%. The increase in expense was attributable entirely to the Surgical Business and the increases in personnel and related overhead required to support the revenue growth. The Surgical Business and the Imaging Business accounted for 83% and 17%, respectively, of these expenditures for fiscal 1995, as compared to 69% and 31%, respectively, of these expenditures for fiscal 1994.

RESEARCH AND DEVELOPMENT

Research and development expense increased 20% to $2,000,000 for fiscal 1995 from $1,669,000 for fiscal 1994. The Surgical Business and the Imaging Business accounted for 32% and 68%, respectively, of these expenditures for fiscal 1995, as compared to 25% and 75%, respectively, of these expenditures for fiscal 1994. The majority of the research and development expense for the Imaging Business was attributable to advancing the core technology associated with the development of VOXELGEO and VOXELVIEW. Developing and manufacturing software is expensive and the investment in product development often involves a long pay-back cycle. The Company's plans include continued investment in software development for medical applications for which significant revenue is not anticipated in the near term. The Company expects that expenditures for research and development in the Surgical Business will grow substantially, while those for the Imaging Business will grow modestly for the foreseeable future.

OPERATING INCOME (LOSS)

Operating income was $2,439,000 for fiscal 1995, compared to an operating loss of $1,431,000 for fiscal 1994. The Surgical Business accounted for $2,187,000 of the operating profit, principally due to the increased revenue from sales of PERI-STRIPS. The Imaging Business accounted for $252,000 to operating income, which was entirely due to revenue from the VOXELGEO source code license (which contributed $1,322,000 to operating income in fiscal
1995). The operating loss incurred in fiscal 1994 includes one-time acquisition costs of approximately $420,000 related to the Vital Images transaction.

OTHER INCOME AND EXPENSE

The Company had net other income of $266,000 in fiscal 1995. In fiscal 1994, the Company had net other expense of $438,000 due to capital losses on an investment in mutual fund shares of the Piper Jaffray Institutional Government Income Portfolio in which the Company invested in 1994 (the "Fund"). The Fund invested in various bonds and other obligations issued or guaranteed as to payment of principal and interest by the United States Government. Included in the investments of the Fund were mortgage-related securities and their derivatives, such as interest-only and principal-only securities and inverse floating rate securities. During the first quarter of calendar 1994, the Fund's value declined. The Company closely monitored its investment in the Fund and held discussions with the Fund's management concerning their recovery strategy. The Company decided to sell its shares in the Fund when it believed that any meaningful recovery was no longer possible in a reasonable time frame, and as concern about the Fund continued to aggravate the immediate downside potential. The Company liquidated these mutual fund shares late in fiscal 1994.

Affiliates of the Fund have entered into a settlement agreement with plaintiffs in certain litigation relating to the Fund. The settlement agreement has received approval from the United States District Court where the litigation is venued and from the affected Fund shareholders. The Company is entitled to participate in the settlement and its loss, for purposes of determining payment under the settlement, has been fixed at $315,000, but only a portion of this will actually be received by the Company. The amount and timing of any such settlement payment to the Company is not yet determinable.

INCOME TAXES

As of October 31, 1995, the Company had used all of its remaining unrestricted net operating loss ("NOL") carryforwards available to offset income from operations. The 1995 effective tax rate varies from the statutory tax rate primarily due to the utilization of these carryforwards. The Company has research and experimentation (R&E) tax credit carryforwards available to offset income from operations, although the Company has not finalized its estimation of such carryforwards. It also has carryforwards of $500,000 available to offset future capital gains and approximately $1.5 million of carryforwards arising from pre-merger losses of Vital Images available to offset post-merger income of Vital Images during years in which it is profitable. A portion of the pre-merger loss carryforwards that may be used in any year is restricted due to limitations resulting from the significant change of ownership. The deferred tax assets associated with the carryforwards have been totally offset by a valuation allowance because of uncertainty that sufficient taxable income of the appropriate type will be generated prior to the expiration of the carryforwards. The tax provisions for fiscal 1994 and 1993 represent alternative minimum taxes.

EFFECT OF ONE-TIME SOURCE CODE LICENSE

A one-time license fee for the VOXELGEO source code recorded in the fourth quarter of fiscal 1995 contributed $1,500,000 to net revenue and $1,322,000 to operating income in both the quarter and the year. After resulting income taxes, the licensing transaction contributed 11 cents to fourth quarter net income and 12 cents to the net income for the year.

COMPARISON OF THE YEAR ENDED OCTOBER 31, 1994 WITH THE YEAR ENDED OCTOBER 31,
1993

NET REVENUE

Net revenue increased 8% to $6,632,000 for fiscal 1994 from $6,144,000 for fiscal 1993. The increase was due entirely to a 12% increase in revenue of the Surgical Business when comparing these periods. Tissue-Guard net revenue increased 88% to $1,675,000 for fiscal 1994 from $891,000 for fiscal 1993. PERI-STRIPS accounted for 88% of the increase in Tissue-Guard product line net revenue.

Biograft net revenue decreased 14% for fiscal 1994 when compared to fiscal 1993. The Company believes that this decline was strongly influenced by the changing health care environment, specifically cost containment, which prompted surgeons to choose drug therapy more frequently than surgical intervention in the treatment of peripheral vascular disease. Net revenue of the surgical productivity tools increased 3% between fiscal 1994 and fiscal 1993.

Net revenue of the Imaging Business decreased 2% between fiscal 1994 and fiscal 1993. The Company believes that the decrease, which was primarily in software license revenues, arose from the market's anticipation of VOXELGEO
2.0 and customers' decisions to delay software purchases until the delivery of this version of the VOXELGEO software, offset by maintenance revenue increases.

GROSS MARGIN

The gross margin percentage increased to 63% of net revenue for fiscal 1994 from 59% of net revenue for fiscal 1993. Gross margin percentages of the Surgical Business were 61% and 58% in fiscal 1994 and fiscal 1993, respectively. This improvement in the Surgical Business gross margin was primarily due to the lower average cost of labor associated with the addition of significant numbers of entry-level production personnel in response to anticipated sales increases of PERI-STRIPS. Gross margin percentages of the Imaging Business were 70% and 60% in fiscal 1994 and 1993, respectively. The increase in the Imaging Business gross margin percentage was due to product and service mix.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense increased 13% to $3,541,000 for fiscal 1994 from $3,126,000 for fiscal 1993 and increased slightly as a percentage of sales to 53% for fiscal 1994 from 51% for fiscal 1993. The increase in expense was primarily attributable to retention of a Chief Operating Officer in April 1994 and the increased level of business activity of the Surgical Business.

RESEARCH AND DEVELOPMENT

Research and development expense increased 74% to $1,669,000 for fiscal 1994 from $959,000 for fiscal 1993 and increased as a percentage of net revenue to 25% for fiscal 1994 from 16% in fiscal 1993. The majority of the increase was attributable to advancing the core technology of the Imaging Business concurrent with the development of VOXELGEO 2.0. In both fiscal 1994 and fiscal 1993, 25% of research and development expenditures were for the Surgical Business and 75% were for the Imaging Business.

ACQUISITION COSTS

The costs of the acquisition of Vital Images, which were all incurred in fiscal 1994, were $420,000. These one-time costs, which accounted for 29% of the operating loss incurred by the Company in fiscal 1994, were for legal, accounting, and other professional fees.

OPERATING INCOME (LOSS)

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

OTHER INCOME AND EXPENSE

During fiscal 1994, the Company invested some of its excess cash in the Fund. The Company sold its investment in the Fund during September and October of 1994 and realized a capital loss of $610,000 which resulted in net other expense of $438,000 in that fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources increased significantly during fiscal 1995 as the result of the completion of a public offering of 1,800,000 shares of Common Stock during September 1995, which provided approximately $26,000,000 to the Company, net of offering costs. Primarily as a result of this offering, the Company's cash, cash equivalents and marketable securities balances increased by $26,678,000 from $3,619,000 at October 31, 1994 to $30,297,000 at October 31, 1995. Nine million dollars of the increase is invested long-term (two years or less from date of investment) in obligations of the U.S. government. Working capital at October 31, 1995 was $23,916,000, increasing $18,701,000 from $5,215,000 at October 31, 1994.

Historically, the cash needs of the Company have been met by cash generated from operations and investments. Cash flow from operating activities was $1,922,000 during fiscal 1995. Of the $1,922,000, approximately $950,000 after income tax can be attributed to the one-time license fee for VOXELGEO. Primary cash usage resulted from increased levels of inventories and accounts receivable associated with the growth in Surgical Business revenue, which used $2,000,000 of cash, while increases in accounts payable and accrued liabilities generated $1,281,000 in cash. The Company used approximately $800,000 in operating activities during 1994, largely due to surgical business growth. The Company made capital expenditures during fiscal 1995 totaling $1,353,000; $1,045,000 for the Surgical Business, which included $235,000 for manufacturing equipment, $176,000 for computer hardware and software, and $442,000 for leasehold improvements to its new facility; and, $308,000 for the Imaging Business, primarily for computer hardware and software. Additionally, the exercise of stock options provided $413,000. On December 1, 1995, the Company used $500,000 to acquire the PERI-GUARD patent. The Company currently has no other commitments for material capital expenditures in fiscal 1996, but continually reviews external growth opportunities that may result in material commitments.

The Company believes its present level of cash and cash equivalents and marketable securities will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial condition.

FOREIGN CURRENCY TRANSACTIONS

Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. Fluctuations in currency exchange rates in other countries may therefore reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold.

NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board (FASB) has issued Statement No. 123, "Accounting for Stock-Based Compensation." The Company plans to adopt this Statement in fiscal year 1996. Although it has not made a definitive determination of its impact, the Company does not expect the adoption of Statement No. 123 to have a materially adverse effect on its financial position.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and the reports of its independent accountants are included herein on pages 38 through 52 of this Annual Report on Form 10-K. The index to such items is included on page 36 of this Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  DIRECTORS OF THE REGISTRANT

     The information under the caption "Election of Directors" in the Registrant's 1996 Proxy Statement is incorporated by reference herein.

(b)  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant".

(c)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information under the caption "Section 16 Reporting" in the Registrant's 1996 Proxy Statement is incorporated by reference herein.


ITEM 11 - EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" and "Election of Directors--Directors' Compensation" in the Registrant's 1996 Proxy Statement is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Registrant's 1996 Proxy Statement is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report

     1)   Financial Statements:

          The following Financial Statements are included herein (page numbers refer to pages in this Annual Report on Form 10-K):
                                                                            PAGE
                                                                            ----

          - Report of Independent Accountants                                38
          - Consolidated Balance Sheets - as of October 31, 1995 and 1994     39
          - Consolidated Statements of Operations for the Years Ended
            October 31, 1995, 1994 and 1993                                  40
          - Consolidated Statements of Shareholders' Equity for the
            Years Ended October  31, 1995, 1994 and 1993                     41
          - Consolidated Statements of Cash Flows for the Years Ended
            October 31, 1995,1994 and 1993                                   42
          - Notes to Consolidated Financial Statements                       43

     2)   Consolidated Financial Statement Schedules

          The following financial statement schedule and independent accountants' report theron are included herein and should be read in conjunction with the Financial Statements referred to above (page numbers refer to pages in this Annual Report on Form 10-K):

                                                                            PAGE
                                                                            ----

          Report of Independent Accountants' on Financial Statement Schedule 53

          Schedule II - Valuation and Qualifying Accounts                    54

          All other financial statement schedules not listed have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable.

     3)   Exhibits

          The exhibits to this Annual Report on Form 10-K are listed in the
          Exhibit Index hereinafter contained on pages E-1 through E-3 of this Report.

          The Company will furnish a copy of any exhibit to a shareholder who requests a copy in writing upon payment to the Company of a fee of $5.00 per exhibit. Requests should be sent to: M. Karen Gilles, Chief Financial Officer, Vice President of Finance and Secretary, Bio-Vascular, Inc., 2575 University Avenue, St. Paul, Minnesota 55114-1024.

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14 (c):

          A. The Company's 1988 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended October 31, 1988 (File No. 0-13907)).

          B. Vital Images, Incorporated 1990 Management Incentive Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

          C. Vital Images, Incorporated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

          D. Employment letter agreement dated April 7, 1994 between the Company and Mr. Karcanes (incorporated by reference to Exhibit
               10.26 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

          E. Employment agreement dated May 24, 1994 between the Company and Dr. Argiro (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

          F. Employment letter agreement dated November 28, 1994, as amended January 2, 1995, between the Company and Mr. Stephenson (as filed herewith).

          G. Employment letter agreement dated October 19, 1995 between the Company and Mr. Weiss (as filed herewith).

          H. Form of Change in Control Agreement dated November 16, 1994 entered into between the Company and each of Mr. Karcanes, Ms. Gilles, Mr. Weiss, Mr. Nelson, Dr. MacFarlane, Mr. Schankereli and Mr. Stephenson (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

          I. Form of Change in Control Agreement dated November 16, 1994 entered into between the Company and Dr. Argiro (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

b)   Reports on Form 8-K

          None.

(c)  Exhibits:

     The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

(d)  Financial Statement Schedules:

     The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Bio-Vascular, Inc.:

     We have audited the accompanying consolidated balance sheets of Bio-Vascular, Inc. as of October 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Vascular, Inc. as of October 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.






COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
December 8, 1995, except as to the last paragraph of Note 9, for which the date is January 15, 1996

BIO-VASCULAR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 1995 AND 1994
--------------------------------------------------------------------------------


                                                                                        1995            1994
                                                                                   --------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents......................................................  $   15,424,969  $    2,347,954
  Marketable securities, short-term..............................................       5,803,223       1,270,841
  Accounts receivable, net of an allowance for doubtful accounts of $40,000......       2,404,258       1,447,570
  Other receivables..............................................................         421,170          48,142
  Inventories....................................................................       1,968,226       1,132,669
  Prepaid expenses and other current assets......................................         260,831          94,588
                                                                                   --------------  --------------
    Total current assets.........................................................      26,282,677       6,341,764
Equipment and leasehold improvements, net........................................       1,729,299         773,060
Intangible assets, net...........................................................         640,963         797,872
Marketable securities, long-term.................................................       9,069,286              --
                                                                                   --------------  --------------
    Total assets.................................................................  $   37,722,225  $    7,912,696
                                                                                   --------------  --------------
                                                                                   --------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................  $      675,759  $      467,306
  Accrued expenses...............................................................       1,132,750         485,020
  Accrued income taxes...........................................................         424,870              --
  Deferred revenues..............................................................         133,510         174,831
                                                                                   --------------  --------------
    Total current liabilities....................................................       2,366,889       1,127,157
                                                                                   --------------  --------------
Commitments and Contingency (Note 6).............................................
Shareholders' equity:
  Common stock: authorized 20,000,000 shares in 1995 and 10,000,000 shares in
   1994 of $.01 par value; issued and outstanding, 9,379,768 in 1995 and
   7,318,125 shares in 1994......................................................          93,798          73,181
  Additional paid-in capital.....................................................      38,352,660      11,685,163
  Accumulated deficit............................................................      (2,660,896)     (4,847,362)
  Unearned compensation..........................................................              --         (12,625)
  Unearned restricted stock......................................................        (430,226)       (112,818)
                                                                                   --------------  --------------
  Total shareholders' equity.....................................................      35,355,336       6,785,539
                                                                                   --------------  --------------
    Total liabilities and shareholders' equity...................................  $   37,722,225  $    7,912,696
                                                                                   --------------  --------------
                                                                                   --------------  --------------

The accompanying notes are an integral part of the consolidated financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 1995, 1994, AND 1993
________________________________________________________________________________

                                                                         1995            1994           1993
                                                                    --------------  --------------  -------------
Net revenue.......................................................  $   11,819,730  $    6,631,518  $   6,144,273
License fee revenue...............................................       1,500,000              --             --
                                                                    --------------  --------------  -------------
    Total net revenue.............................................      13,319,730       6,631,518      6,144,273

Cost of revenue...................................................       3,689,117       2,433,368      2,516,691
Cost of license fee revenue.......................................         177,874              --             --
                                                                    --------------  --------------  -------------
    Total cost of revenue.........................................       3,866,991       2,433,368      2,516,691
    Gross margin..................................................       9,452,739       4,198,150      3,627,582
Operating expenses:
Selling, general and administrative...............................       5,013,370       3,540,582      3,125,779
Research and development..........................................       2,000,069       1,668,813        958,534
Acquisition costs.................................................              --         419,920             --
                                                                    --------------  --------------  -------------
    Operating income (loss).......................................       2,439,300      (1,431,165)      (456,731)
Other income (expense), net.......................................         266,189        (438,007)       318,702
                                                                    --------------  --------------  -------------
Income (loss) before income taxes.................................       2,705,489      (1,869,172)      (138,029)
Income tax provision..............................................         519,023          10,350         20,115
                                                                    --------------  --------------  -------------
    Net income (loss).............................................  $    2,186,466  $   (1,879,522) $    (158,144)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------
Net income (loss) per share.......................................  $          .27  $         (.26) $        (.02)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------
Weighted average shares outstanding...............................       8,172,000       7,277,000      7,055,000
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

The accompanying notes are an integral part of the consolidated financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 1995, 1994, AND 1993
-------------------------------------------------------------------------------

                                                          ADDITIONAL                     UNEARNED
                                                           PAID-IN        DEFERRED      RESTRICTED   ACCUMULATED
                                     COMMON STOCK          CAPITAL      COMPENSATION       STOCK       DEFICIT        TOTAL
                                 ---------------------     -------      ------------       -----       -------        -----
                                                 PAR
                                  SHARES        VALUE
                                 --------      -------
Balances at October 31,
  1992 . . . . . . . . . . .     6,759,365     $67,593    $10,627,041    $(91,463)       $(117,575)  $(2,809,696)   $7,675,900
    Exercise of stock
      options. . . . . . . .        85,160         852        167,112                                                  167,964
    Issuance of common stock
      in connection with
      product license
      agreement. . . . . . .        50,000         500         99,500                                                  100,000
    Issuance of stock, net
      of offering costs
      of $58,158 . . . . . .       297,500       2,975        533,867                                                  536,842
    Stock options
      canceled . . . . . . .                                  (19,203)     19,203
    Restricted stock
      granted. . . . . . . .        11,246         112         45,968                     (46,080)
    Restricted stock purchased
      by the Company . . . .        (3,183)        (32)       (10,712)                                                 (10,744)
    Restricted stock
      earned . . . . . . . .                                                               59,584                       59,584
    Compensation expense . .                                               17,840                                       17,840
    Restricted stock
      forfeited. . . . . . .        (9,944)        (99)        (44,649)                    44,748
    Stock issued for
      services . . . . . . .        42,679         427          87,073                                                  87,500
    Net loss . . . . . . . .                                                                            (158,144)     (158,144)
                                 ---------     -------    ------------   ---------       --------    -----------    ----------
Balances at October 31,
  1993 . . . . . . . . . . .     7,232,823      72,328      11,485,997     (54,420)       (59,323)    (2,967,840)    8,476,742
    Exercise of stock
      options. . . . . . . .        36,115         361          66,882                                                  67,243
    Stock options
      canceled . . . . . . .                                   (18,495)     18,495
    Restricted stock
      granted. . . . . . . .        58,578         586         198,476                   (199,062)
    Restricted stock
      canceled . . . . . . .       (10,564)       (106)        (45,167)                    45,273
    Restricted stock
    purchased by the
      Company. . . . . . . .        (4,650)        (46)        (22,848)                                                (22,894)
    Restricted stock
      earned . . . . . . . .                                                                58,174                      58,174
    Compensation expense/
      compensation paid
      in stock . . . . . . .        12,500         125          43,625      23,300                                      67,050
    Restricted stock
      forfeited. . . . . . .       (12,252)       (123)        (41,997)                     42,120
    Stock issued for
      services . . . . . . .         5,575          56          18,690                                                  18,746
    Net loss . . . . . . . .                                                                         (1,879,522)    (1,879,522)
                                 ---------     -------    ------------   ---------       ---------   ----------     ----------
Balances at October 31,
  1994 . . . . . . . . . . .     7,318,125      73,181      11,685,163     (12,625)       (112,818)  (4,847,362)     6,785,539
    Stock options
      granted. . . . . . . .                                    13,863       4,250                                      18,113
    Exercise of stock
      options. . . . . . . .       197,400       1,974         410,956                                                 412,930
    Restricted stock
      granted. . . . . . . .        78,748         788         430,021                    (430,809)
    Restricted stock
      purchased by the
      Company. . . . . . . .       (34,073)       (341)       (334,627)                                               (334,968)
    Restricted stock
      earned . . . . . . . .                                                               167,851                     167,851
    Compensation
      expense/compensation
      paid in stock  . . . .         2,105          21           9,979       8,375                                      18,375
    Restricted stock
      forfeited. . . . . . .        (3,537)        (35)        (16,765)                     16,800
    Stock issued for
      services . . . . . . .        21,000         210          99,540                     (71,250)                     28,500
    Issuance of stock, net
      of offering costs of
      $2,277,460 . . . . . .     1,800,000      18,000      26,054,530                                              26,072,530
    Net income . . . . . . .                                                                         2,186,446       2,186,466
                                 ---------     -------    ------------   ---------       --------    -----------    ----------

Balances at October
  31, 1995 . . . . . . . . .     9,379,768     $93,798     $38,352,660   $       0       $(430,226)  $(2,660,896)  $35,355,336
                                 ---------     -------    ------------   ---------       --------    -----------    ----------
                                 ---------     -------    ------------   ---------       --------    -----------    ----------


The accompanying notes are an integral part of the consolidated financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
-------------------------------------------------------------------------------

                                                      1995           1994           1993
                                                  ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                             $ 2,186,466    $(1,879,522)   $  (158,144)
    Adjustments to reconcile net income
      (loss) to net cash provided by (used
      in) operating activities:
        Depreciation and amortization . . . . .       581,059        851,872        689,488
        Provision for inventory obsolescence. .       176,568          --            10,000
        Provision for uncollectible accounts. .        30,962         10,000         12,890
        Issuance of common stock in connection
          with product license agreement. . . .         --             --           100,000
        Loss on disposal of assets. . . . . . .         7,287         40,961          --
        Non-cash compensation . . . . . . . . .       232,839        143,970        164,924
        Loss (gain) on sale of marketable
          securities. . . . . . . . . . . . . .         --           609,653       (100,555)
        Changes in assets and liabilities,
          exclusive of investing and financing
          activities:
            Accounts receivable . . . . . . . .      (987,651)      (510,088)       172,428
            Inventories . . . . . . . . . . . .    (1,012,125)      (242,449)        23,265
            Other current assets. . . . . . . .      (539,271)       (58,914)       (10,604)
            Other assets. . . . . . . . . . . .         5,665          --              (132)
            Accounts payable. . . . . . . . . .       208,453        283,929         37,271
            Accrued expenses. . . . . . . . . .       647,730         86,513         19,838
            Accrued income taxes. . . . . . . .       424,870          --             --
            Deferred revenues . . . . . . . . .       (41,321)      (134,841)       101,462
                                                  ------------   ------------   ------------

                Net cash provided by (used in)
                  operating activities. . . . .     1,921,531       (798,916)     1,062,131
                                                  ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and improvements. . .    (1,353,330)      (504,725)      (169,908)
    Disposition of fixed assets . . . . . . . .         2,788
    Additions to intangibles. . . . . . . . . .       (42,798)       (10,190)          (748)
    Capitalization of software development
      costs . . . . . . . . . . . . . . . . . .         --             --          (173,547)
    Investments in marketable securities. . . .   (14,872,509)    (3,301,877)         --
    Maturities of marketable securities . . . .     1,270,841      1,421,383      2,351,562
    Change in other assets. . . . . . . . . . .                       16,192          --
                                                  ------------   ------------   ------------
                Net cash provided by (used in)
                  investing activities. . . . .   (14,995,008)    (2,379,217)     2,007,359
                                                  ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debt. . . . . . . . . . . . . .         --          (123,521)      (123,680)
    Proceeds related to the sale of common
      stock . . . . . . . . . . . . . . . . . .    26,072,530          --             --
    Proceeds related to the exercise of stock
      options, net of restricted stock
      repurchased . . . . . . . . . . . . . . .        77,962         67,243        704,806
                                                  ------------   ------------   ------------
                Net cash provided by (used in)
                  financing activities. . . . .    26,150,492        (56,278)       581,126
                                                  ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS:                                     13,077,015     (3,234,411)     3,650,616
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR. . . . . . . . . . . . . . . . . . . . .     2,347,954      5,582,365      1,931,749
                                                  ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR. . . .   $15,424,969    $ 2,347,954    $ 5,582,365
                                                  ------------   ------------   ------------
                                                  ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE:
    Cash paid for interest. . . . . . . . . . .   $       984    $     7,617    $    21,867
                                                  ------------   ------------   ------------
                                                  ------------   ------------   ------------
    Cash paid for income taxes. . . . . . . . .   $    77,152    $    17,490    $     6,635
                                                  ------------   ------------   ------------
                                                  ------------   ------------   ------------
    Acquisition of equipment under capital
      leases. . . . . . . . . . . . . . . . . .   $     --       $    12,049    $    27,162
                                                  ------------   ------------   ------------
                                                  ------------   ------------   ------------


The accompanying notes are an integral part of the consolidated financial statements.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

(1)   BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS DESCRIPTION:

As a result of the acquisition of Vital Images, Incorporated (Vital Images) in fiscal 1994 (Note 2), Bio-Vascular, Inc. (the Company or Bio-Vascular) has two businesses, a SURGICAL BUSINESS (the business which existed prior to the acquisition of Vital Images) and an IMAGING BUSINESS (the business of Vital Images prior to the merger). The Surgical Business develops, manufactures and markets proprietary specialty medical products used in thoracic, cardiac, neuro and vascular surgery. The Surgical Business markets its products through a worldwide network of distributors and independent sales representatives. The Company, through its wholly owned subsidiary, Vital Images, develops, markets and supports certain software products for interactive visualization and analysis of three-dimensional Medical Image data. The end users of the Imaging Business' software have been primarily researchers and innovators who have adapted the core technology to meet their needs. The Company, as a result of the November 1995 510(k) clearance of VOXELVIEW, will aggressively pursue clinical customers for its Medical Imaging software. The Company will also consider OEM arrangements. During fiscal 1994 and 1995, the primary focus of the Imaging Business was one of development, directed toward specific industry applications of its core technology. Also during fiscal 1994 and 1995, the Imaging Business has sought to establish marketing and customer support alliances, enabling it to direct increased resources toward the development process.

CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents are concentrated in a commercial paper at October 31, 1995.

MARKETABLE SECURITIES:

Investments having original maturities in excess of three months are classified as marketable securities and generally consist of U.S. Government or U.S. Government-backed obligations. Investments are classified as short-term or long-term in the balance sheet based on their maturity date.

At October 31, 1995 all of the Company's marketable securities are classified as available-for-sale and all mature in two years or less. At October 31, 1995, the estimated fair value of the securities approximated their cost. Unrealized gains and losses were not significant. The Company's marketable securities at October 31, 1994 were classified as held-to-maturity and matured during 1995.

INVENTORIES:

Inventories are valued at the lower of cost or market, utilizing standard costs which approximate the first-in, first-out method. All inventories are held by the Surgical Business.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using accelerated and straight-line methods over the estimated useful lives (three to seven years) or lease life. Major replacements and improvements are capitalized, and maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations. The asset and related accumulated depreciation or amortization accounts are adjusted for asset retirement or disposal with the resulting gain or loss shown in non-operating income.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------

SOFTWARE DEVELOPMENT COSTS:

Software development costs incurred in the research and development of new software products are expensed as incurred until technological and market feasibility have been established. After technological and market feasibility is established, any additional development or enhancement costs for these products are capitalized until the product is available for sale to customers. Amortization of capitalized costs is computed using the straight-line method based upon a one to three year estimated economic life of the software products. If delays in product releases lead to uncertainty concerning the ultimate recovery of capitalized costs, those costs are expensed at the time recovery becomes uncertain.

GOODWILL, PRODUCT LICENSES AND OTHER INTANGIBLES:

Goodwill, product licenses and other intangibles of the Surgical Business are recorded at cost and are being amortized using the straight-line method over ten years. In 1992, the Imaging Business acquired a license (Note 6) which was being amortized on a straight-line basis over the estimated period of realizability of three years and is fully amortized as of October 31, 1995. The Company evaluates the net realizability of goodwill and other intangibles on an ongoing basis based on current and anticipated undiscounted cash flows.

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

INCOME TAXES:

The Company accounts for income taxes using the liability method. The liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes ("temporary differences"). Temporary differences relate primarily to the allowance for doubtful accounts, obsolete inventory reserves, vacation accruals and depreciation.

USE OF ESTIMATES:

The preparation of the Company's consolidated financial statements in conformity with generally accepting accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and
expenses during the reporting periods.   Actual results could differ from
those estimates. The most significant areas which require the use of management's estimates relate to the determination of the allowance for obsolete inventory and uncollectable accounts receivable, the evaluation of realizability of intangible and deferred tax assets, and capitalization of software development costs.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares relate to common stock options and warrants, when their effect is not antidilutive.

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

                                       BIO-VASCULAR   VITAL IMAGES    COMBINED
                                       ------------   ------------   ----------
Year ended October 31, 1993:
    Net revenue . . . . . . . . . .     $4,422,775     $1,721,498    $6,144,273
    Net income (loss) . . . . . . .        650,634       (808,778)     (158,144)
Six months ended April 30, 1994
  (unaudited):
    Net revenue . . . . . . . . . .      2,228,152        915,138     3,143,290
    Net loss. . . . . . . . . . . .       (203,586)      (289,565)     (493,151)

                                      45

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------

(3)   CERTAIN CONSOLIDATED FINANCIAL STATEMENT INFORMATION:

                                                       OCTOBER 31,     OCTOBER 31,
                                                         1995             1994
                                                         ----             ----
Inventories consisted of the following:
Raw materials and supplies .........................  $   440,377     $   224,949
Work-in-process ....................................      374,495         292,746
Finished goods .....................................    1,153,354         614,974
                                                       ----------      ----------
                                                      $ 1,968,226     $ 1,132,669
                                                      -----------     -----------
                                                      -----------     -----------
Equipment and leasehold improvements consisted
  of the following:
Furniture, fixtures and computer equipment ........    $ 2,034,043     $ 1,450,998
Laboratory equipment ..............................        147,365          81,686
Manufacturing equipment ...........................        462,846         254,480
Leasehold improvements ............................        465,438         155,242
                                                       -----------     -----------
  Less accumulated depreciation and amortization ..     (1,380,393)     (1,169,346)
                                                       -----------     -----------
                                                       $ 1,729,299     $   773,060
                                                       -----------     -----------
                                                       -----------     -----------
Intangible assets consisted of the following:

Goodwill ..........................................    $ 1,318,499     $ 1,318,499
  Less accumulated amortization ...................       (746,234)       (603,167)
                                                       -----------     -----------
                                                           572,265         715,332
                                                       -----------     -----------
Product licenses and other intangibles ............        282,173         679,366
  Less accumulated amortization ...................       (213,475)       (602,491)
                                                       -----------     -----------
                                                            68,698          76,875
                                                       -----------     -----------
Other .............................................            --            5,665
                                                       -----------     -----------
                                                       $   640,963     $   797,872
                                                       -----------     -----------
                                                       -----------     -----------
Accrued expenses consisted of the following:
  Payroll, other employee benefits and related
    taxes .........................................   $   649,244      $   215,910
  Royalties .......................................       215,865           85,233
  Research reimbursement, shareholder .............        40,000           91,482
  Other ...........................................       227,641           92,395
                                                       -----------     -----------
                                                       $ 1,132,750     $   485,020
                                                       -----------     -----------
                                                       -----------     -----------

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------


                                              FOR THE YEARS ENDED OCTOBER 31,
                                              -------------------------------
                                                1995        1994        1993
                                              ---------  ---------   ---------
Depreciation and amortization
  expense consisted of the following:
    Depreciation ............................  $389,417   $ 344,496   $327,784
    Amortization of intangibles .............   191,642     294,723    256,501
    Amortization of software development
       costs ................................       --      212,653    105,203
                                               --------   ---------   --------
                                               $581,059   $ 851,872   $689,488
                                               --------   ---------   --------
                                               --------   --------   --------
Other income (expense) net, consisted of
  the following:
    Interest income .........................  $272,567   $ 221,023   $234,653
    Interest expense ........................      (984)     (7,617)   (21,867)
    Capital (loss) gain on sale
      of investment (1) .....................        --    (609,653)   100,555
    Loss on disposal of assets, net .........    (7,287)    (40,961)       --
    Miscellaneous income (expense) ..........     1,893        (799)     5,361
                                               --------   ---------   --------
                                               $266,189   $(438,007)  $318,702
                                               --------   ---------   --------
                                               --------   ---------   --------

--------
(1) Relates entirely to the Company's investment during 1993 and 1994 in mutual fund shares of the Piper Jaffray Institutional Government Income Portfolio. The Company liquidated its investment in the fund as of October 31, 1994.

(4) INCOME TAXES:

The recorded tax provisions for the years ended October 31, 1993 and 1994 represent alternative minimum taxes due to limitations in the use of net operating loss carryforwards and state minimum taxes. The Company has recorded a tax provision for October 31, 1995 of $519,000 after utilization of $1,518,000 net operating loss carryforwards. The 1995 effective tax rate varies from the statutory tax rate primarily due to the utilization of these carryforwards. The Surgical Business of the Company utilized approximately $740,000 of net operating loss carryforwards in fiscal 1993. The Company incurred a loss for the year ended October 31, 1994.

As of October 31, 1995, the Company has a capital loss carryforward of $500,000 available to offset future capital gain income, and research and experimentation tax credit carryforwards. The capital loss carryforward expires in 1999. The Company also has carryforwards arising from the pre-merger losses of Vital Images totaling approximately $1,500,000. These pre-merger carryforwards can only be applied to the post-merger net income of the Imaging Business and are restricted as to the amount that can be utilized in any year due to limitations resulting from a significant change of ownership. These carryforwards begin to expire in 2005.

The deferred tax assets associated with the pre-merger loss carryforwards and the capital loss carryforward have been totally offset by a valuation allowance because of uncertainty that the Company and the Imaging Business will generate sufficient taxable income of the appropriate type prior to the expiration of the carryforwards. The Company has not finalized its estimation of research and experimentation (R&E) credit carryforwards and, accordingly the deferred tax asset estimated to date associated with R&E credits continues to be offset by a valuation allowance.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------


(5) SHAREHOLDERS' EQUITY:

    INCREASE IN AUTHORIZED SHARES:

In March 1995, the shareholders approved an increase in authorized shares of common stock from 10,000,000 shares to 20,000,000 shares.

    WARRANTS:

During 1995, in connection with a stock offering and issuance of common shares, the Company issued to the underwriter warrants to purchase 90,000 shares of common stock, at an exercise price of $16.375 per share, commencing on September 21, 1996. These warrants will continue to be exercisable for a period of four years.

As a result of the merger, the Company assumed the warrant obligations of Vital Images which were outstanding at the time of the merger. During 1991, in connection with the private placement and issuance of common shares, Vital Images issued stock warrants for the purchase of 32,143 shares of common stock. A total of 3,214 warrants were repurchased by the Company concurrent with the 1995 stock offering. The remaining 28,929 warrants are exercisable through October 1996, at an exercise price of $4.00 per share.

    RESTRICTED STOCK:

Under certain compensation agreements, an arrangement which provides for awards of restricted common stock to key management was adopted in 1992. These awards of restricted common stock are subject to forfeiture if employment terminates prior to the end of the prescribed periods. Vesting periods range from two to four years. The market value of the shares at the time of grant is recorded as unearned restricted stock. The unearned amount is amortized to compensation expense over the periods during which the restrictions lapse. During the years ended October 31, 1995, 1994, and 1993, 29,567, 14,302 and 13,744 restricted shares, respectively, were earned. At October 31, 1995, 86,528 shares of restricted stock, which were granted at per share prices of $3.25 to $14.50 and generally vest over a period of four years, remain unearned. As part of these same compensation agreements, the Company agreed to buy back the number of shares which would allow the employees to meet their income tax obligations arising from the non-cash compensation related to the earned restricted shares.

    DEFERRED COMPENSATION:

Prior to the merger, Vital Images granted stock options at prices different from the estimated market value of the underlying common stock. The difference between the estimated market value and the exercise price was recorded as deferred compensation and was amortized on a straight-line basis over the vesting periods of the related options. There is no remaining deferred compensation as of October 31, 1995.

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

Under the Company's plans, 478,332 shares of common stock remain reserved for issuance to directors, officers and employees at October 31, 1995. Options under the plans are exercisable over periods of up to ten years from the date of grant. The Company has reserved and granted 261,720 shares of common stock for issuance in connection with non-plan options which have been granted to consultants, an officer, and directors of the Company. These options are exercisable over periods of up to seven years from the date of grant. Option activity is summarized as follows:

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------

                                       PLANS       NON-PLAN      PRICE PER SHARE
                                    ----------   -----------    ------------------
Balances at October 31, 1992 ......    657,675      148,850      $1.0000 -- $6.8750
    Granted .......................    101,100       24,000      $1.8750 -- $4.7500
    Exercised .....................    (28,600)     (56,560)     $1.2500 -- $2.5000
    Canceled ......................   (136,000)      (9,900)     $1.0000 -- $6.5000
                                      --------     --------
Balances at October 31, 1993 ......    594,175      106,390      $1.0000 -- $6.8750
    Granted .......................     74,000      226,000      $2.0000 -- $3.4375
    Exercised .....................     (7,725)     (28,390)     $1.0000 -- $2.3750
    Canceled ......................    (45,600)     (29,000)     $1.0000 -- $5.3750
                                      --------     --------
Balances at October 31, 1994 ......    614,850      275,000      $1.0000 -- $6.8750
    Granted .......................    346,297      139,000      $3.2500 --$14.5000
    Exercised .....................   (159,400)     (38,000)     $1.0000 -- $6.2500
    Canceled ......................    (49,204)    (114,280)     $1.0000 -- $4.7500
                                      --------     --------
Balances at October 31, 1995 ......    752,543      261,720      $1.0000 --$14.5000
                                      --------     --------
                                      --------     --------

Options for the purchase of 589,803 shares of common stock at prices ranging from $1.00 to $14.50 were exercisable at October 31, 1995.

Subsequent to the end of the 1995 fiscal year, the Company granted non-plan options for the purchase of 200,000 shares of common stock to an officer of the Company as part of his employment package. These options vest equally over five years. The difference between the market price at the date of grant and the exercise price will be amortized to operations over the vesting
period.   In addition, the Board of Directors approved and adopted the 1995
Stock Incentive Plan, subject to shareholder approval of the Plan, under which 410,000 shares of the Company's common stock were reserved for issuance. Upon shareholder approval of the Plan, all of the Company's existing Stock Option Plans, with the exception of the Director's Stock Option Plan, will be terminated and no additional options are to be granted thereunder, with any remaining shares reserved for issuance under these previous plans now being reserved for issuance under the 1995 Plan. The Board of Directors also approved and adopted the Employee Stock Purchase Plan, subject to shareholder approval of the Plan, under which 300,000 shares of common stock were reserved for issuance, and also approved the establishment of a wholly-owned foreign sales corporation subsidiary.

(6) COMMITMENTS AND CONTINGENCY

    OPERATING LEASES:

In February 1995, the Company entered into a new noncancelable operating lease for rental of a combined office and production facility housing their Surgical Business in St. Paul, Minnesota beginning August 1, 1995 and expiring July 31, 2005. Total annual base rental expense for this new lease
is $255,441.   The Company also pays apportioned real estate taxes and common
costs on its leased facilities.   Vital Images leases office facilities for
the Imaging Business in Fairfield, Iowa, under a non-cancelable operating lease expiring on June 1, 1997. The lease includes an option to renew for one four-year period. Total rent expense was $219,290, $167,260 and $148,964 for the years ended October 31, 1995, 1994 and 1993, respectively.

Future minimum payments under all operating leases at both facility locations (St. Paul, MN and Iowa) at October 31, 1995 are payable as follows:
1996--$329,781, 1997--$298,806, 1998--$255,441, 1999--$255,441,
2000--$255,441 and thereafter $1,213,362.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------

    ROYALTIES:

In connection with the acquisition of product licenses and product manufacturing rights, the Company is obligated for the payment of royalties as follows:

    SURGICAL BUSINESS ROYALTIES:

- 5% on net sales of PERI-STRIPS through December 2001, or if a patent is issued, until the expiration of the patent

- 2.5% or 3% of net sales of the BIOGRAFT through 1998 (2.5% if BIOGRAFT annual sales are under $2,000,000; 3.0% if annual sales are over $2,000,000). In addition, a royalty of an additional 5% of net sales was in place through November 2, 1993 (which coincided with the expiration of the patent)

- 5.5% of net sales of the FLO-RESTER occluder under two agreements with 3% payable through July 1995 and 2.5% payable through September 1996

- 3% of net sales of PERI-GUARD Processed Bovine Pericardium and CARDIO-COOL through July of 1995

-   3% of net sales of the BIO-VASCULAR PROBE through 2001

- 5% on the next $1,369,555 of aggregate net sales of the Bioflow-Registered Trademark- Small Diameter Graft after October 31, 1994, and 7% on all net sales thereafter, payable through October 1998. The Company no longer actively markets this product.

Royalty expense for the Surgical Business was approximately $393,000, $169,000, and $247,000 for the years ended October 31, 1995, 1994, and 1993, respectively, and is included in cost of revenue.

    IMAGING BUSINESS ROYALTIES:

- 5% of net sales of licensed volume visualization software (which encompasses the core technology) and direct descendant software. The royalty will terminate on May 24, 1996, two years after the merger of Vital Images with and into the Company. Royalty fee expense under this arrangement totaled $152,857 for the year ended October 31, 1995, $58,875 for the year ended October 31, 1994 and $56,278 for the year ended October 31, 1993 and is included in cost of revenue.

    CONTINGENCY:

In May 1995, the Company terminated a distribution arrangement with a Japanese distributor. The distributor has claimed that the termination was without cause and caused economic damage. The distributor has threatened to commence legal action, although, to date, has not done so. The Company believes the distributor's claim is without merit and intends to defend itself vigorously should a legal claim be filed.

(7)  EMPLOYEE BENEFIT PLANS:

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

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

(8)   BUSINESS SEGMENTS AND MAJOR CUSTOMERS:

The following is information relating to the Company's business segments, including foreign revenues. A description of these segments appears in Note
1. Cost allocations are necessary in the determination of operating results by segment. For this reason, management does not represent that these segments, if operated as independent businesses, would result in the operating results shown.

                                           FOR THE YEARS ENDED OCTOBER 31,
                                         ------------------------------------
                                            1995         1994        1993
                                         -----------  ----------  -----------
Net revenue:
   Surgical Business ................    $10,426,076  $4,951,743   $4,422,775
   Imaging Business (1)..............      2,893,654   1,679,775    1,721,498
                                         -----------  ----------  -----------
      Total net revenue .............     13,319,730   6,631,518    6,144,273
                                         -----------  ----------  -----------
                                         -----------  ----------  -----------
Operating income (loss):
   Surgical Business ................      2,186,871     171,363      333,058
   Imaging Business (1)..............        252,429  (1,182,608)    (789,789)
   Corporate ........................             --    (419,920)          --
                                         -----------  ----------  -----------
      Total operating income (loss)..      2,439,300  (1,431,165)    (456,731)
                                         -----------  ----------  -----------
                                         -----------  ----------  -----------
Total assets:
   Surgical Business ...............      13,204,972   3,741,285    3,382,927
   Imaging Business ................         754,532     824,715    1,105,251
   Corporate .......................      23,762,721   3,346,696    4,980,715
                                         -----------  ----------  -----------
      Total assets..................      37,722,225   7,912,696    9,468,893
                                         -----------  ----------  -----------
                                         -----------  ----------  -----------
Depreciation and amortization expense:
   Surgical Business ...............         376,423     407,372      334,416
   Imaging Business.................         204,636     444,500      355,072
                                         -----------  ----------  -----------
      Total depreciation and
        amortization expense:.......         581,059     851,872      689,488
                                         -----------  ----------  -----------
                                         -----------  ----------  -----------
Capital expenditures:
   Surgical Business ...............       1,045,612     273,908       59,388
   Imaging Business.................         307,718     230,817      110,520
                                         -----------  ----------  -----------
      Total capital expenditures....       1,353,330     504,725      169,908
                                         -----------  ----------  -----------
                                         -----------  ----------  -----------

(1) A one-time license fee for VoxelGeo source code recorded in the fourth quarter of fiscal 1995 contributed $1,500,000 to net revenue and $1,322,000 to operating income.

    FOREIGN REVENUES:

All of the Company's foreign revenues are derived from the sale of products produced in the United States. All of the Company's foreign transactions are negotiated, invoiced and paid in United States dollars. Foreign sales (primary to Europe) totaled 15%, 32%, and 29% of fiscal 1995, 1994 and 1993 net revenue.

    MAJOR CUSTOMERS:

For the year ended October 31, 1995 three domestic distributors accounted for an aggregate of 39% of the Company's gross revenue, with each of such distributors accounting for in excess of 10% of the Company's gross revenue for the period. For 1994 and 1993 there were no greater than 10%

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

customers. In addition, three domestic distributors account for an aggregate of 47% of the Company's accounts receivable balance at October 31, 1995.

(9) SUBSEQUENT EVENTS:

    PATENT PURCHASE:

On December 1, 1995, the Company purchased the patent for PERI-GUARD. PERI-GUARD is one of the Company's TISSUE-GUARD line of products. The purchase gives the Company all rights, title, and interest to the PERI-GUARD process. Prior to December 1, 1995, the Company's field of use was limited to cardiovascular applications. In connection with this transaction, the Company granted a non-exclusive license with respect to the development and sale of products for urological and related applications utilizing the PERI-GUARD process and the SUPPLE PERI-GUARD process.

    UNCERTAINTY:

Recent developments concerning reimbursement of LVR surgery are likely to have a material adverse effect on the Company's business and results of operations. Generally, Medicare had been reimbursing hospitals and surgeons for LVR surgery since the procedure was re-introduced in 1994. LVR surgery uses PERI-STRIPS, the product which has been primarily responsible for the Company's growth in net revenue and net income in recent periods (see "Surgical Business--Markets and Medical Need, Lung Volume Reduction Surgery" on page 3 of this report). Recently, HCFA decided that it did not have enough patient follow-up data to substantiate the safety and efficacy of LVR surgery. On that basis, HCFA decided to cease reimbursement of LVR surgery until its technical assessment committee ("TAC") could complete an evaluation of the safety and efficacy of the procedure. TAC has set February 13, 1996 as the final date for surgeons to submit patient data. It is reasonably expected that once the data is received by TAC any decision regarding reimbursement will take, at a minimum, two months and possibly a year or more. HCFA's decision to deny reimbursement for LVR surgery is expected to have a material adverse effect on the Company's net revenue and net income at a minimum in the first and second quarters of fiscal 1996, and may continue to have such an effect in future periods. While the Company believes, based on reported outcomes, that HCFA will eventually approve reimbursement for LVR surgery, the Company cannot say with any certainty when, or if, the reimbursement of LVR will be approved. The Company believes that LVR procedures reimbursed by Medicare constitute over 50% of total LVR procedures. While the Company understands that private insurance companies and managed care organizations (which the Company believes have been the third-party payors responsible for a significant percentage of reimbursed LVR procedures) are currently reimbursing LVR surgery based on their own evaluation of the procedure and its outcomes, it is unknown whether these private payors will change their reimbursement practices in light of HCFA's decision.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


Our report on the consolidated financial statements of Bio-Vascular, Inc. is included on page 38 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 36 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                       COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
December 8, 1995, except as to the last
paragraph of Note 9, for which the date
is January 15, 1996

                                  SCHEDULE II

-------------------------------------------------------------------------------
BIO-VASCULAR, INC.
VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------

                                  Balance at  Charged to              Balance
                                  beginning   cost and                at end of
Description                       of period   expenses    Deductions  period
-------------------------------------------------------------------------------
Allowance for doubtful accounts:

  Year ended October 31, 1995      $40,000     $30,962     $30,962     $40,000
  Year ended October 31, 1994      $30,000     $10,000     $   --      $40,000
  Year ended October 31, 1993      $20,000     $12,890     $ 2,890     $30,000

-------------------------------------------------------------------------------
                                  Balance at  Charged to              Balance
                                  beginning   cost and                at end of
Description                       of period   expenses    Deductions  period
-------------------------------------------------------------------------------

Reserve for obsolete inventory:

  Year ended October 31, 1995      $10,000    $176,568    $140,568     $46,000
  Year ended October 31, 1994      $10,000    $  45,145   $ 45,145     $10,000
  Year ended October 31, 1993          --     $ 17,040    $  7,040     $10,000

-------------------------------------------------------------------------------

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIO-VASCULAR, INC.

                                       By /s/ John T. Karcanes
                                         --------------------------------------
                                         John T. Karcanes, President and Chief
                                         Executive Officer

                                       Dated:   January 17, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 17, 1996 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John T. Karcanes
-------------------------------------------------------------------------------
John T. Karcanes, Chief Executive Officer, (Principal Executive Officer)
and Director

/s/ M. Karen Gilles
-------------------------------------------------------------------------------
M. Karen Gilles, Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James F. Lyons
-------------------------------------------------------------------------------
James F. Lyons
Chairman of the Board of Directors

/s/ Vincent Argiro
-------------------------------------------------------------------------------
Vincent Argiro, Director

/s/ Richard W. Perkins
-------------------------------------------------------------------------------
Richard W. Perkins, Director

/s/ Lawrence Perlman
-------------------------------------------------------------------------------
Lawrence Perlman, Director

/s/ Edward E. Strickland
-------------------------------------------------------------------------------
Edward E. Strickland, Director

                              BIO-VASCULAR, INC.

                       EXHIBIT INDEX TO ANNUAL REPORT
                                ON FORM 10-K
                 For the Fiscal Year Ended October 31, 1995

3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 (File No. 0-13907)).

3.2 Amendment to Restated Articles of Incorporation of the Company dated June 21, 1995 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 33-62199)).

3.3 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No.33-74750)).

4.1 Form of common stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form 10 (File No. 0-13907)).

4.2     Restated Articles of Incorporation of the Company (see Exhibit 3.1).

4.3 Amendment to Restated Articles of Incorporation of the Company dated June 21, 1995 (see Exhibit 3.2).

4.4     Amended and Restated Bylaws of the Company (see Exhibit 3.3).

10.1    Agreement dated as of July 31, 1985 among Genetic Laboratories,
        Inc., Vascular Services Diversified, Inc., and the Company, including first amendment thereto, dated September 25, 1985 (incorporated by reference to Exhibit 2.1 to the Company's registration statement on Form 10 (File No. 0-13907)).

10.2 Amendment No. 2 to the Agreement referred to in Exhibit 2.1, effective July 31, 1985 (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1986 (File No. 0-13907)).

10.3 License Agreement dated September 25, 1985 between the Company and Genetic Laboratories, Inc. (incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form 10 (File No. 0-13907)).

10.4 Amendment to License Agreement dated June 13, 1986 between the Company and Genetic Laboratories, Inc. (incorporated by reference to
        Exhibit 10.4 to the Company's Current Report on Form 8-K dated
        June 15, 1986 (File No. 0-13907)).

10.5 Debt and Royalty Restatement Agreement dated June 16, 1986 among Genetic Laboratories, Inc., Vascular Services Diversified, Inc. and the Company (incorporated by reference to Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the period ended
        April 30, 1986 (File No. 0-13907)).

10.6 Purchase Agreement dated February 17, 1986, between the Company and Genetic Laboratories, Inc. including Bill of Sale and Assignment (incorporated by reference to Exhibit 19.4 to the Company's Quarterly Report on Form 10-Q (File No. 0-13907)).

10.7 Purchase and sale agreement dated October 30, 1989 and closed December 28, 1989 between the Company and Meadox Medicals, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 11, 1990 (File No. 0-13907)).

10.8 Assignment and Assumption Agreement dated July 31, 1985 between the Company and Genetic Laboratories, Inc., including the Purchase Agreement dated June 4, 1984 between Genetic Laboratories, Inc. and Xomed, Inc. (incorporated by reference to Exhibit 19.5 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1986 (File No. 0-13907)).

10.9 Assignment dated June 13, 1986 by Genetic Laboratories, Inc. to the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 15, 1986 (File No. 0-13907)).

10.10   Confirmatory Assignment dated June 13, 1986 by Genetic
        Laboratories, Inc., to the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 15, 1986 (File No. 0-13907)).

10.11   Confirmatory Assignment dated June 13, 1986 by Genetic
        Laboratories, Inc., to the Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 15, 1986 (File No. 0-13907)).

10.12 Trademark Assignment Agreement dated June 19, 1986 between the Company and Genetic Laboratories, Inc. (incorporated by reference to Exhibit 19.10 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1986 (File No. 0-13907)).

10.13 Assignment dated June 26, 1986 between the Company and Genetic Laboratories, Inc. (incorporated by reference to Exhibit 19.11 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1986 (File No. 0-13907)).

10.14 1988 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended October 31, 1988 (File No. 0-13907)).

10.15 Agreement and Plan of Merger dated as of December 31, 1993 between the Company and Vital Images, Incorporated
        (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended October 31, 1993 (File No. 0-13907)).

10.16 Vital Images, Incorporated 1990 Management Incentive Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended
        October 31, 1994  (File No. 0-13907)).

10.17   Vital Images, Incorporated 1992 Stock Option Plan
        (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

10.18 Employment letter dated April 7, 1994 between the Company and Mr. Karcanes (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

10.19 Employment agreement dated May 24, 1994 between the Company and Dr. Argiro (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

10.20 Employment letter dated November 28, 1994, as amended January 2, 1995, between the Company and Mr. Stephenson. Filed herewith, page ____.

10.21 Employment letter dated October 19, 1995 between the Company and Mr. Weiss. Filed herewith, page _____.

10.22 Change in Control Agreement dated November 16, 1994 between the Company and Mr. Karcanes, which form of Change in Control Agreement has been entered into between the Company and each of Ms. Gilles, Mr. Weiss, Mr. Nelson, Dr. MacFarlane, Mr. Schankereli and Mr. Stephenson (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

10.23 Form of Change in Control Agreement dated November 16, 1994 entered into between the Company and Dr. Argiro (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

10.24 Lease Agreement dated May 11, 1993 between the Company and Douglas Green IRA Trust. Filed herewith, page _____.

10.25 Lease Agreement effective August 1, 1995 between the Company and CMS Investors, Inc. Filed herewith, page____.

10.26 License Agreement dated August 25, 1995 between the Company and CogniSeis Development, Inc. Filed herewith, page ____.

10.27 Purchase and Sale Agreement dated December 1, 1995 among the Company, Bioplasty, Inc. and Uroplasty, Inc. Filed herewith, page ____.

10.28 License Agreement dated December 1, 1995 between the Company and Uroplasty, Inc. Filed herewith, page ____.

10.29 Assignment of U.S. Patent dated December 1, 1995 among the Company, Bioplasty, Inc. and Uroplasty, Inc. Filed herewith, page ____.

11.1 Computation of income (loss) per share. Filed herewith, page ____.

21.1 List of Subsidiaries of the Company. (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended October 31, 1994 (File
        No. 0-13907)).

23.1    Consent of Coopers & Lybrand L.L.P.  Filed herewith, page ___.

27.1    Financial Data Schedule.  Filed herewith, page ____.