Form 10-Q
period 1996-01-31
BIO VASCULAR INC
filed 1996-03-13
CIK 780127

-----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

-----------------------------------------------------------------------------

                                   FORM 10-Q

  [X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934
                  For Quarterly Period Ended January 31, 1996
                                      or
  [_]  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                  For the transition period from ___ to ____

                        Commission File Number 0-13907

              ---------------------------------------------------

                              BIO-VASCULAR, INC.
            (Exact name of Registrant as specified in its charter)

                       State of Incorporation: Minnesota
                I.R.S. Employer Identification No.: 41-1526554

             Principal Executive Offices:  2575 University Avenue
                          St. Paul, Minnesota  55114
                       Telephone Number: (612) 603-3700

              ---------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

              ---------------------------------------------------

On March 6, 1996, there were 9,426,650 shares of the Registrant's common stock, par value $.01 per share, outstanding.

BIO-VASCULAR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 1996 AND OCTOBER 31, 1995
----------------------------------------------------------------------------

                                    ASSETS


                                                January 31,  October 31,
                                                   1996         1995
                                                -----------  -----------
                                                (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents................    $ 9,731,736  $15,424,969
   Marketable securities, short-term........      2,922,839    5,803,223
   Accounts receivable, net of an allowance
      for doubtful accounts of $49,300 at
      January 31, 1996 and $40,000 at
      October 31, 1995......................      2,005,427    2,404,258
   Other receivables........................        277,261      421,170
   Inventories:
      Raw materials.........................        447,341      440,377
      Work in process.......................        380,494      374,495
      Finished goods........................      1,465,333    1,153,354

   Prepaid expenses and other current assets        394,379      260,831
                                                -----------  -----------
   Total current assets.....................     17,624,810   26,282,677
                                                -----------  -----------
Equipment and leasehold improvements, net...      1,852,788    1,729,299
Intangible assets, net......................      1,106,050      640,963
Marketable securities, long-term............     16,305,972    9,069,286
                                                -----------  -----------
   TOTAL ASSETS.............................    $36,889,620  $37,722,225
                                                ===========  ===========

             (The accompanying notes are an integral part of the
                      consolidated financial statements.)

BIO-VASCULAR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 1996 AND OCTOBER 31, 1995
-----------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                January 31,   October 31,
                                                                   1996           1995
                                                                -----------   -----------
                                                                (Unaudited)
CURRENT LIABILITIES:
   Accounts payable..........................................   $ 430,318     $  675,759
   Accrued expenses..........................................     650,415      1,132,750
   Accrued income taxes......................................      95,554        424,870
   Deferred revenues.........................................     126,699        133,510
                                                               -----------   -----------

   Total current liabilities.................................   1,302,986      2,366,889
                                                               -----------   -----------

COMMITMENTS AND CONTINGENCY
(NOTE 4)

SHAREHOLDERS' EQUITY
   Common stock: authorized 20,000,000 shares
  of $.01 par value issued and outstanding,
  9,393,993 at January 31, 1996 and 9,379,768
  at October 31, 1995........................................      93,940       . 93,798
   Additional paid-in capital................................  38,596,778    .38,352,660
   Accumulated deficit.......................................  (2,455,504)   .(2,660,896)
   Unearned compensation.....................................    (184,221)    .       --
   Unearned restricted stock.................................    (464,359)      (430,226)
                                                              ------------   ------------
Total shareholders' equity...................................  35,586,634     35,355,336
                                                              ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................... $36,889,620    $37,722,225
                                                              ============   ============


  (The accompanying notes are an integral part of the consolidated financial statements.)

BIO-VASCULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995
----------------------------------------------------------------------------


                                                        Three Months Ended
                                                            January 31
                                                            (unaudited)

                                                       1996               1995
                                                   -----------        -----------
Net Revenue......................................  $2,979,592          $2,126,016
Cost of Revenue..................................     835,515             681,433
                                                   -----------         -----------
   Gross margin..................................   2,144,077           1,444,583

Operating Expenses:
   Selling, general, and administrative..........   1,696,512           1,051,945
   Research and development......................     520,625             545,514
                                                   ------------        ------------
Loss from operations.............................     (73,060)           (152,876)
Other income, net................................     415,452              38,847
                                                   ------------        -----------
Income (loss) before income taxes................     342,392            (114,029)
Provision for income taxes.......................     137,000               1,772
                                                   ------------        -----------
Net income (loss)................................  $  205,392          $ (115,801)
                                                   ===========         ===========
Net income (loss) per share......................  $      .02          $     (.02)
                                                   ===========         ===========

Weighted average shares outstanding..............   9,928,000           7,320,000
                                                   ===========         ===========



  (The accompanying notes are an integral part of the consolidated financial statements.)

BIO-VASCULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995
----------------------------------------------------------------------------


                                                                         Three Months Ended
                                                                             January 31
                                                                             (unaudited)

                                                                   1996                     1995
                                                               -----------               ----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES....................................       $(551,507)               $(641,023)
                                                               ------------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements...................        (244,270)                (170,787)
Disposition of fixed assets...............................           3,330                       --
Additions to intangibles..................................        (516,776)                 (12,953)
Investments in marketable securities......................      (7,356,302)                      --
Maturities of marketable securities.......................       3,000,000                  279,387
                                                               -----------               -----------

Net cash provided by (used in) investing
   activities.............................................      (5,114,018)                  95,647
                                                               ------------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt..........................................          (1,748)                      --
Costs related to sale of stock............................         (87,326)                      --
Proceeds related to the exercise of stock
   options, net of restricted stock repurchased...........          61,366                  (54,843)
                                                               ------------              -----------
Net cash provided by (used in) financing
   activities.............................................         (27,708)                 (54,843)
                                                               ------------              -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS................       (5,693,233)                (600,219)
                                                               ------------              -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........       15,424,969                2,347,954
                                                               ------------              -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............       $ 9,731,736               $1,747,735
                                                               ============              ===========

  (The accompanying notes are an integral part of the consolidated financial statements.)

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for Bio-Vascular and its wholly-owned subsidiary, Vital Images, Incorporated ("Vital Images"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal nature, for a fair presentation have been included. Operating results for the three months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and in Form 10-K for the year ended October 31, 1995.

(2) BUSINESS SEGMENTS:

The Company has two business segments, a Surgical Business and a Medical Imaging Software Business, which market products on a worldwide basis. The Surgical Business develops, manufactures and markets proprietary specialty medical products used in thoracic, cardiac, neuro and vascular surgery. The Company, through its wholly-owned subsidiary, Vital Images, develops, markets and supports certain software products for interactive visualization and analysis of three-dimensional medical image data.

(3) MAJOR CUSTOMERS:

In the three months ended January 31, 1996 three distributors accounted for an aggregate of 43% of the Company's gross revenue, with each of such distributors accounting for in excess of 10% of the Company's gross revenue for the period. In addition, these same three distributors accounted for 42% of the Company's accounts receivable at January 31, 1996, with each accounting for in excess of 10% of the Company's accounts receivable for the period. For the quarter ended January 31, 1995 two distributors accounted for an aggregate of 27% of the Company's gross revenue with each of such distributors accounting for in excess of 10% of the Company's gross revenue for the period. No distributor at January 31, 1995 accounted for in excess of 10% of the Company's accounts receivable.

(4) CONTINGENCY:

In May 1995, the Company terminated a distribution arrangement with a Japanese distributor. The distributor has claimed that the termination was without cause and caused economic damage. The distributor has threatened to commence legal action, although to date, has not done so. The Company believes the distributor's claim is without merit and intends to defend itself vigorously should a legal claim be filed.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
-------------------------------------------------------------------------------

(5) UNCERTAINTY:

Recent developments concerning reimbursement of Lung Volume Reduction (LVR) surgery are likely to have a material adverse effect on the Company's business and results of operations. Generally, Medicare had been reimbursing hospitals and surgeons for LVR surgery since the procedure was re-introduced in 1994. LVR surgery uses Peri-Strips, the product which has been primarily responsible for the Company's growth in net revenue and net income in recent periods. Recently, HCFA decided that it did not have enough patient follow-up data to substantiate the safety and efficacy of LVR surgery. On that basis, HCFA decided to cease reimbursement of LVR surgery until its technical assessment committee ("TAC") could complete an evaluation of the safety and efficacy of the procedure. TAC has received surgeon data on patient follow-up and is scheduled to meet on March 27, 1996 to review the data. Although the Company believes patient follow-up data strongly supports approval for reimbursement of the procedure, it is uncertain as to how soon HCFA will complete its review. The Company cannot say with any certainty when, or if, reimbursement of LVR will be reinstated. The Company believes the earliest any decision would be made regarding reimbursement would be the end of April 1996. HCFA's decision to deny reimbursement for LVR surgery will continue to have a material adverse effect on the Company's net revenue and net income at a minimum in the second quarter of fiscal 1996, and may continue to have such an adverse effect in future periods. The Company believes that LVR procedures reimbursed by Medicare constitute over 50% of total LVR procedures. While the Company understands that private insurance companies and managed care organizations (which the Company believes have been the third-party payors responsible for a significant percentage of non-Medicare reimbursed LVR procedures) are currently reimbursing LVR surgery based on their own evaluation of the procedure and its outcomes, it is unknown whether these private payors will change their reimbursement practices in light of HCFA's decision.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth the net revenue, gross margin and operating income (loss) of the Company, and each business segment for the periods shown:

                                 Three Months Ended
                                    January 31
                                    (unaudited)
                                  (in thousands)

                             1996                 1995
                             ----                 ----
Net Revenue
 Surgical..............    $2,837               $1,601
 Imaging...............       143                  525
                           ------               ------
  Total................     2,980                2,126
                           ======               ======
Gross Margin
 Surgical..............     2,034                  993
 Imaging...............       110                  452
                           ------               ------
  Total................     2,144                1,445
                           ======               ======
Operating Income (Loss)
 Surgical..............       620                   39
 Imaging...............      (693)                (192)
                           ------               ------
  Total................       (73)                (153)
                           ======               ======

             COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 1996
                 WITH THE THREE MONTHS ENDED JANUARY 31, 1995


Net Revenue. Net revenue increased 40% to $2,980,000 for the three months ended January 31, 1996 from $2,126,000 for the three months ended January 31, 1995. Net revenue for the Surgical Business increased 77% to $2,837,000 for the three months ended January 31, 1996, from $1,601,000 for the comparable period of the previous year. The increases were substantially due to increases in the sales of Peri-Strips, which increased to $1,507,000 in the three months ended January 31, 1996 from $566,000 in the three months ended January 31, 1995.

While Peri-Strips sales increased when comparing the first quarter of fiscal 1996 to the first quarter of fiscal 1995, revenue from Peri-Strips sales decreased by 25% when compared to the fourth quarter fiscal 1995 Peri-Strips revenue of $2,017,000. Management believes that this decrease between consecutive quarters is primarily the result of a decision by the Health Care Financing Administration ("HCFA"), which administers Medicare, to cease reimbursement for lung volume reduction ("LVR") surgery (the procedure which is enabled by the use of Peri-Strips) until its Technical Assessment Committee ("TAC") can complete an evaluation of the safety and efficacy of the LVR procedure. See Note 5 to Notes to Consolidated Financial Statements on page 7 of this Report. TAC has received the surgeon data on patient follow-up and is scheduled to meet on March 27, 1996 to review the data. In a positive action, the Society of Thoracic Surgeons, as a national body, has ratified the non-investigational nature of LVR and agreed on patient selection criteria and guidelines for levels of surgical expertise and other resources for hospitals performing the procedure. Although the Company believes that patient follow-up data strongly supports approval for reimbursement of the procedure, it is uncertain as to how soon HCFA will complete its review. The Company cannot say with any certainty when, or if, reimbursement of LVR will be reinstated. The Company believes the earliest any decision would be made regarding reimbursement would be the end of April 1996. The Company believes that LVR procedures reimbursed by Medicare constitute over 50% of total LVR procedures. HCFA's decision to deny reimbursement for LVR surgery will continue to have a material adverse effect on the Company's net revenue and net income at a minimum in the second quarter of fiscal 1996, and may continue to have such an adverse effect in future periods. This forward looking statement will be influenced primarily by third-party decisions, i.e., HCFA, and is predicated on the basis of foregone revenue and revenue growth due to lack of reimbursement for the LVR procedure. In the meantime, the Company is carefully reviewing and re-evaluating all planned expenditures, and will proceed prudently with those believed to be in the Company's best long-term interests. At the same time, the Company expects to continue to fund the promising research and development projects underway in the Surgical Business and to fund the market opportunity for the medical imaging software.

Net revenue from sales of the other products in the Tissue-Guard product line, Dura-Guard, Vascu-Guard, Supple Peri-Guard and Peri-Guard increased 100% to $574,000 in the first quarter of fiscal 1996 from $287,000 in the first quarter of fiscal 1995. All of this increase was due to increases in sales of Dura-Guard, the Company's dural repair patch, which was cleared to market by the Food and Drug Administration ("FDA") in June of 1995.

Net revenues from sales of Biograft decreased 11% when comparing the first quarter of fiscal 1996 to the first quarter of fiscal 1995. Revenue from sales of Biograft has been decreasing since late fiscal 1993. The Company believes that the decrease was the result of a trend towards non-surgical intervention for peripheral vascular reconstruction and the higher price of Biograft when compared to other synthetic grafts. Pricing was not a factor in the increases in any of the Surgical Business' products.

Net revenue resulting from sales of the surgical productivity tools (Flo-Rester and the Bio-Vascular Probe) increased by 11% for the first quarter of fiscal 1996 when compared to the first quarter of fiscal 1995. The Company believes that sales of these products will not increase materially from current levels in the foreseeable future. Pricing was not a factor in the increases in any of the Surgical Business' products.

Net revenue of the Imaging Business decreased 73% to $143,000 in the first quarter of fiscal 1996 from $525,000 in the first quarter of fiscal 1995. Seventy-four percent (74%) of the decrease is a result of the absence of any geoscience revenue in the first quarter of fiscal 1996. In the fourth quarter of fiscal 1995, the Company licensed the source code for VoxelGeo, the Company's geoscience product used in gas and oil exploration, to CogniSeis, its former marketing partner, for $1,500,000 and a future royalty stream, which payments, if any, are expected to begin in calendar 1997 and are capped at a cumulative maximum of $2,000,000. The exclusive licensing of the source code, which passed all marketing and development responsibility for VoxelGeo to CogniSeis, had the effect of accelerating geoscience revenues anticipated in fiscal 1996 into the fourth quarter of fiscal 1995.

With its decisions to exit the Microscopy business, supporting existing customers but not actively pursuing new customers and to license the source code for VoxelGeo, the Company has focused the Imaging Business entirely on the medical imaging field.

In December 1995, the Company received FDA clearance to market its medical imaging software product, VoxelView, as a clinical diagnostic and surgical planning device when used in conjunction with computed tomography ("CT") and magnetic resonance imaging ("MRI") data for diagnosis and surgical planning. The Company is currently finalizing the marketing plan for this product, and does not anticipate significant revenues from its medical imaging software products in the near term.

Gross Margin. The Company's gross margin percentage increased to 72% of net revenues for the first quarter of fiscal 1996 from 68% for the first quarter of fiscal 1995, primarily due to increases in production volume and production efficiencies related to the manufacture of Peri-Strips. The Company established quarterly standard costs and uses a first-in first-out method of expensing inventory (costing sales). Therefore, the improvements in the gross margin are not necessarily a reflection of the current activity in production. In mid-January 1996, the Company reduced the level of its production of Peri-Strips due to the reimbursement issue described above and expects that when products manufactured during this period of reduced production flow into cost of sales, that its gross margin percentages will decrease. This forward looking statement is influenced primarily by the Company's current estimates of standard costs in periods where the production volume of Peri-Strips has been reduced and could be influenced by significant increases in production volumes of the Company's other products.

Selling, General and Administrative. Selling general and administrative expense increased 61% from $1,052,000 in the first quarter of fiscal 1995 to $1,697,000 in the first quarter of fiscal 1996. In late October, the Company hired a President for the Imaging Business to finalize the marketing plan for its medical imaging software product. This represented a majority of the increase in general and administrative expense, while increases in selling expense are attributable to expanded infra-structure and programs in the Surgical Business and the addition of a Vice President of Sales and Marketing in the Imaging Business in the first quarter of fiscal 1996.

Research and Development. Research and development expense decreased 5% to $521,000 in the first quarter of fiscal 1996 from $546,000 in the first quarter of fiscal 1995. Research and development expense of the Surgical Business increased by 54%, while research and development expense of the Imaging Business decreased 25%. The Surgical Business increase is due primarily to the increased level and stage of projects underway, while the decrease in the Imaging Business is attributable to the absence of individuals that were focused on the VoxelGeo project. In fiscal 1995 the Company focused resources and attention on VoxelGeo, allowing it to license the source code in the last quarter of that fiscal year.

Operating Loss. As a result of the factors described above, the Company had an operating loss of $73,000 in the first quarter of fiscal 1996. This compares to an operating loss of $153,000 in the first quarter of fiscal 1995 and after excluding the one-time VoxelGeo source code license operating income contribution of $1,322,000 in the fourth quarter of fiscal 1995, to operating income of $589,000 in that quarter. The Surgical Business produced an operating profit of $620,000 while the Imaging Business had an operating loss of $693,000 in the first quarter of fiscal 1996. This compares to a first quarter fiscal 1995 Surgical Business operating income of $39,000 and Imaging Business operating loss of $192,000.

Other Income and Expense. At January 31, 1996, the Company had cash, cash equivalents and marketable securities totaling $28,961,000. Net other income, primarily interest on investments, was $415,000 for the first quarter of fiscal 1996 compared to net other income of $39,000 for the first quarter of fiscal 1995.

Income Taxes. The Company recorded a provision for income taxes of $137,000, an effective tax rate of 40%, in the first quarter of fiscal 1996 compared to a $1,800 income tax provision for the first quarter of fiscal 1995. Losses in the first quarter of 1995 resulted in a provision for only federal and state minimum taxes.

The Company recorded a provision for income taxes of $487,000 in the fourth quarter of fiscal 1995, an effective tax rate of 23%, impacted by the one-time source code license fee. Excluding the income, expense and income tax provision related to the one-time VoxelGeo source code license in the fourth quarter of 1995, the effective tax rate would have been 18%. The utilization of net operating loss ("NOL") carryforwards in fiscal 1995 resulted in these reduced effective tax rates.

The Company has $1,500,000 of NOL carryforward arising from the pre-merger losses of Vital Images that are usable only against taxable income from the Medical Imaging Software Business and, in addition, are limited in the amount that can be used in any one year. These carryforwards begin to expire in 2005. The Company also has $500,000 of capital loss carryforward available for use against capital gain income. This carryforward expires in fiscal year 2000. The deferred tax assets associated with the pre-merger NOL carryforward of Vital Images and the capital loss carryforward have been totally offset by a valuation allowance because of uncertainty that sufficient taxable income of the appropriate character will be generated prior to their expiration.

Net Income. The Company reported net income of $205,000, or $0.02 per share, in the first quarter of fiscal 1996, compared to a net loss of $116,000, or $0.02 per share, in the first quarter of fiscal 1995. In comparing consecutive quarters, in the fourth quarter of fiscal 1995, the Company reported net income of $1,589,000, or $0.18 per share. Two factors affect the consecutive quarter comparison: a one-time source code license fee recorded in the fourth quarter of fiscal 1995 and different marginal tax rates between the quarters due to utilization of net operating loss ("NOL") carryforwards in the fourth quarter of fiscal 1995 which resulted in a 23% marginal tax rate in that quarter compared to a 40% marginal tax rate in the first quarter of fiscal 1996. Excluding the effect of the one-time source code license fee, and applying a 40% marginal tax rate to fourth quarter 1995 earnings results in an adjusted reported earnings of $452,000, or $0.05 per share. The corresponding decline between the consecutive quarters of approximately $247,000, or $0.03 per share, is primarily a result of the decline in shipments of Peri-Strips and increases in selling, general and administrative expense.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities balances decreased by $1,337,000 to $28,961,000 at January 31, 1996 from $30,297,000 at
October 31, 1995. Working capital at January 31, 1996 was $16,322,000 compared to $23,916,000 at October 31, 1995. At January 31, 1996, the Company had an additional $7,237,000 invested in marketable securities classified as non-current assets.

Operating activities used $552,000, primarily as a result of decreases of $1,055,000 in accrued expenses and payables and increases of $458,000 in inventory and prepaid expenses (primarily annual insurance premiums) which were partially offset by a $543,000 decrease in accounts receivable. The Company used $244,000 for the purchase of fixed assets, $517,000 for additions to intangibles primarily to purchase the Peri-Guard patent, and $4,356,000 increasing investments in marketable securities. Additionally, net financing activities used $28,000. The Company currently has no commitments for material capital expenditures in fiscal 1996, but continually reviews internal and external growth opportunities that may result in material commitments.

The Company believes its present level of cash, cash equivalents, and marketable securities will be sufficient to satisfy the Company's cash requirements for the foreseeable future.


INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial condition.

FOREIGN CURRENCY TRANSLATION

Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars.

--------------------------------------------------------------------------

                          PART II.  OTHER INFORMATION

--------------------------------------------------------------------------

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Changes in Securities.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.   None.

(b) Form 8-K.   No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1996.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BIO-VASCULAR, INC.



March 12, 1996                        /s/  M. Karen Gilles
                                      -----------------------------
                                      M. Karen Gilles
                                      Vice President of Finance/CFO
                                      (Principal Financial Officer)