Form 10-Q
period 1996-04-30
BIO VASCULAR INC
filed 1996-06-12
CIK 780127

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
________________________________________________________________________________


                                   FORM 10-Q

  [X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
                   For Quarterly Period Ended April 30, 1996
                                       or
   [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the transition period from ___ to ____

                         Commission File Number 0-13907

              ___________________________________________________


                               BIO-VASCULAR, INC.
             (Exact name of Registrant as specified in its charter)

                       State of Incorporation: Minnesota
                 I.R.S. Employer Identification No.: 41-1526554

             Principal Executive Offices: 2575 University Avenue
                          St. Paul, Minnesota  55114
                       Telephone Number: (612) 603-3700

              ___________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

              ___________________________________________________

On June 12, 1996, there were 9,442,833 shares of the Registrant's common stock, par value $.01 per share, outstanding.

  BIO-VASCULAR, INC.
  CONSOLIDATED BALANCE SHEETS
  AS OF APRIL 30, 1996 AND OCTOBER 31, 1995
  -----------------------------------------------------------------------------

                                     ASSETS

                                                      April 30,     October 31,
                                                        1996           1995
                                                     -----------    -----------
                                                     (Unaudited)
  CURRENT ASSETS:
   Cash and cash equivalents....................     $ 7,181,068    $15,424,969
   Marketable securities, short-term............      10,978,734      5,803,223
   Accounts receivable, net of an allowance
      for doubtful accounts of $66,600 at
      April 30, 1996 and $40,000 at October
      31, 1995..................................       1,851,735      2,404,258
   Other receivables............................         246,650        421,170
   Inventories:
      Raw materials.............................         460,013        440,377
      Work in process...........................         403,095        374,495
      Finished goods............................       1,497,073      1,153,354

   Prepaid expenses and other current assets....         491,991        260,831
                                                     -----------    -----------
   Total current assets.........................      23,110,359     26,282,677
                                                     -----------    -----------
  Equipment and leasehold improvements, net.....       1,910,060      1,729,299
  Intangible assets, net........................       1,042,895        640,963
  Marketable securities, long-term..............      10,928,713      9,069,286
                                                     -----------    -----------
   TOTAL ASSETS.................................     $36,992,027    $37,722,225
                                                     ===========    ===========

  (The accompanying notes are an integral part of the consolidated financial statements.)

  BIO-VASCULAR, INC.
  CONSOLIDATED BALANCE SHEETS
  AS OF APRIL 30, 1996 AND OCTOBER 31, 1995
  ------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                        April 30,       October 31,
                                                          1996             1995
                                                       -----------      -----------
                                                       (Unaudited)
  CURRENT LIABILITIES:
   Accounts payable............................        $   396,413       $   675,759
   Accrued expenses............................            720,924         1,132,750
   Accrued income taxes........................                 --           424,870
   Deferred revenues...........................            138,933           133,510
                                                       -----------       -----------

   Total current liabilities...................          1,256,270         2,366,889
                                                       -----------       -----------
  COMMITMENTS AND CONTINGENCY
  (NOTE 4)

  SHAREHOLDERS' EQUITY
   Common stock: authorized 20,000,000 shares
   of $.01 par value issued and outstanding,
   9,438,617 at April 30, 1996 and 9,379,768
   at October 31, 1995.........................             94,386            93,798
   Additional paid-in capital..................         38,880,071        38,352,660
   Accumulated deficit.........................         (2,479,860)       (2,660,896)
   Unrealized investment holding loss..........           (173,335)               --
   Unearned compensation.......................           (172,546)               --
   Unearned restricted stock...................           (412,959)         (430,226)
                                                       -----------       -----------

  Total shareholders' equity...................         35,735,757        35,355,336
                                                       -----------       -----------
  TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY......................................        $36,992,027       $37,722,225
                                                       ===========       ===========


  (The accompanying notes are an integral part of the consolidated financial statements.)

  BIO-VASCULAR, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1996 AND 1995
  ------------------------------------------------------------------------------

                                               Three Months Ended         Six Months Ended
                                                    April 30,                 April 30,
                                                   (unaudited)               (unaudited)

                                                1996         1995         1996         1995
                                             ----------   ----------   ----------   ----------
  Net Revenue............................    $2,786,250   $2,816,628   $5,765,842   $4,942,644

  Cost of Revenue........................       759,065      888,632    1,594,580    1,570,065
                                             ----------   ----------   ----------   ----------
     Gross margin........................     2,027,185    1,927,996    4,171,262    3,372,579

  Operating Expenses:
     Selling, general, and
       administrative....................     1,932,976    1,150,140    3,629,488    2,202,084
     Research and development............       540,356      572,115    1,060,981    1,117,630
                                             ----------   ----------   ----------   ----------

  Income (loss) from operations..........      (446,147)     205,741     (519,207)      52,865

  Other income, net......................       422,776       33,287      838,227       72,134
                                             ----------   ----------   ----------   ----------

  Income (loss) before income taxes......       (23,371)     239,028      319,020      124,999

  Provision for income taxes.............           984          797      137,984        2,569
                                             ----------   ----------   ----------   ----------

  Net income (loss)......................    $  (24,355)  $  238,231   $  181,036   $  122,430
                                             ==========   ==========   ==========   ==========

  Net income (loss) per share............    $      .00   $      .03   $      .02   $      .02
                                             ==========   ==========   ==========   ==========

  Weighted average shares
     outstanding.........................     9,439,000    7,962,000    9,903,000    7,951,000
                                             ==========   ==========   ==========   ==========

  (The accompanying notes are an integral part of the consolidated financial statements.)

  BIO-VASCULAR, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995
  ------------------------------------------------------------------------------

                                                               Six Months Ended
                                                                   April 30
                                                                  (unaudited)

                                                              1996             1995
                                                              ----             ----
  NET CASH USED IN OPERATING
     ACTIVITIES......................................     $   (419,690)     $ (713,523)
                                                          ------------      ----------
  CASH FLOWS FROM INVESTING
     ACTIVITIES:
  Purchases of equipment and improvements............         (415,794)       (352,926)
  Disposition of fixed assets........................            3,330              --
  Additions to intangibles...........................         (512,773)        (24,439)
  Investments in marketable securities...............      (16,054,599)             --
  Maturities of marketable securities................        8,918,471       1,270,841
                                                          ------------      ----------


  Net cash provided by (used in) investing
     activities......................................       (8,061,365)        893,476
                                                          ------------      ----------
  CASH FLOWS FROM FINANCING
     ACTIVITIES:
  Costs related to sale of stock.....................          (87,326)             --
  Proceeds related to the exercise of stock
     options, net of restricted stock repurchased....          324,480          76,857
                                                          ------------      ----------
  Net cash provided by financing activities..........          237,154          76,857
                                                          ------------      ----------
  NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS..................................       (8,243,901)        256,810
                                                          ------------      ----------
  CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD.............................       15,424,969       2,347,954
                                                          ------------      ----------
  CASH AND CASH EQUIVALENTS AT
     END OF PERIOD...................................     $  7,181,068      $2,604,764
                                                          ============      ==========

  (The accompanying notes are an integral part of the consolidated financial statements.)

  BIO-VASCULAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ------------------------------------------------------------------------------

  (1) BASIS OF PRESENTATION:

  The accompanying unaudited consolidated financial statements for Bio-Vascular and its wholly-owned subsidiary, Vital Images, Incorporated ("Vital Images"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal nature, for a fair presentation have been included. Operating results for the six months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and in Form 10-K for the year ended October 31, 1995.

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

  (3) MAJOR CUSTOMERS:

  In the six months ended April 30, 1996 three distributors accounted for an aggregate of 40% of the Company's gross revenue, with each of such distributors accounting for in excess of 10% of the Company's gross revenue for the period. In addition, one distributor accounted for 15% of the Company's accounts receivable at April 30, 1996. For the six months ended April 30, 1995 two distributors accounted for an aggregate of 32% of the Company's gross revenue with each of such distributors accounting for in excess of 10% of the Company's gross revenue for the period. Three distributors accounted for 35% of the Company's accounts receivable at April 30, 1995, with each accounting for in excess of 10% of the Company's accounts receivable for the period.

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

  BIO-VASCULAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
  ------------------------------------------------------------------------------

  (5) UNCERTAINTY:

  In January of 1996, the Health Care Financing Administration ("HCFA"), the agency of the Federal Government that administers Medicare, ceased reimbursement for lung volume reduction surgery ("LVRS") which uses the Company's Peri-Strips product. As expected, this action had a material adverse effect on the Company's business and results of operations in the first and second fiscal quarters of 1996.

  In April, HCFA announced its intention to collaborate with the National Institute of Health ("NIH") on a joint study to determine the safety and effectiveness of LVRS on the basis that the patient follow-up data it received was too inconclusive to substantiate the safety and efficacy of the procedure. On May 9, 1996 NIH officially gave advance notice of its intent to solicit hospitals to apply to be part of a seven-year, prospective, randomized study of 2,580 patients suffering from late-stage emphysema. Due to the randomization, however, only 1,390 would be eligible for the surgery. During the seven year course of the study, only the patients in the study who are randomized to LVRS would be the beneficiaries of Medicare reimbursement for the procedure. This number represents only about 1.5% of those individuals currently estimated to benefit from the surgery. The position taken by HCFA and NIH severely limits the growth potential for sales of Peri-Strips in the United States and associated revenues and earnings resulting from those sales. In the fiscal year ended October 31, 1995, Peri-Strips revenue, which was $5,550,000, accounted for 53% of the Surgical Business revenue and 42% of the Company's revenue. The Company currently believes that Medicare beneficiaries account for up to 70% of the U.S. patient population that would qualify for LVRS.

  While the Company understands that a number of private insurers and managed care organizations continue to pay for LVRS based on their own evaluation of the procedure and its outcomes, it is unknown whether these private payors will change their reimbursement practices in light of HCFA's decision. The Veteran's Administration, however, has begun making the procedure available. The Company believes that domestic revenues from the sale of Peri-Strips should stabilize, in the near-term, near the current levels. This forward looking statement is based on the premise that the second quarter of fiscal 1996, a full quarter with no Medicare reimbursement for LVRS, should constitute a reasonable baseline of Peri-Strips revenue for future quarters. This forward looking statement is also contingent upon the continuance of private insurance coverage in the U.S., the continued absence of significant competition which could be in the form of new products, new procedures, or new technologies, and the continuance of positive patient outcomes resulting from the procedure. All of the factors and judgments impacting this forward looking statement are, by their nature, uncertain and thereby involve risk. A change in any or all of these factors could cause the actual result to differ materially from the expected result.

  While patients, surgeons, pulmonologists and several members of Congress have written or called for HCFA and NIH to completely re-evaluate their position on what is seen as severely restrictive access to LVRS with an unduly prolonged time frame, there is no basis to predict if HCFA and NIH will modify their study, or if they do modify their study, what the modification would be and how any modification would affect the Company.



  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS

  The following table sets forth the net revenue, gross margin and operating income (loss) of the Company, and each business segment for the periods shown:



                            Three Months Ended     Six Months Ended
                                 April 30              April 30
                               (unaudited)           (unaudited)
                              (in thousands)        (in thousands)


                              1996       1995       1996       1995
                             ------     ------     -------    ------
  Net Revenue
     Surgical.............   $2,494     $2,518     $ 5,331    $4,119
     Imaging..............      292        299         435       824
                             ------     ------     -------    ------
        Total                 2,786      2,817       5,766     4,943

  Gross Margin
     Surgical.............    1,778      1,693       3,812     2,686
     Imaging..............      249        235         359       687
                             ------     ------     -------    ------
        Total                 2,027      1,928       4,171     3,373

  Operating Income (Loss)
     Surgical.............      103        535         723       574
     Imaging..............     (549)      (329)     (1,242)     (521)
                             ------     ------     -------    ------
        Total                  (446)       206        (519)       53


              COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 1996
                  WITH THE THREE MONTHS ENDED APRIL 30, 1995


  Net Revenue. Net revenue was essentially flat at $2,786,000 for the three months ended April 30, 1996 (the second quarter of fiscal 1996) compared to $2,817,000 for the three months ended April 30, 1995.

  Net revenue for the Surgical Business was flat at $2,494,000 for the three months ended April 30, 1996, compared to $2,518,000 for the comparable period of the previous year. The flat revenue in the Surgical Business is primarily the result of a 28% decrease in revenue from the sales of Peri-Strips, and secondarily, a 29% decrease in the revenue from the sales of Biograft completely offsetting the increases in revenue in all of the other Surgical Business product lines.

  Revenue from the sale of Peri-Strips was $933,000, a decrease of 28% when compared to second quarter fiscal 1995 Peri-Strips revenue of $1,293,000, and a decrease of 38% when compared to first quarter fiscal 1996 Peri-Strips revenue of $1,507,000. Management believes that these decreases are the result of HCFA's January 1996 decision to cease reimbursement for lung volume reduction. See Note 5 to Notes to Consolidated Financial Statements on page 7 of this Report.

  Domestic Peri-Strips revenue decreased 47% to $653,000 in the three months ended April 30, 1996 from $1,230,000 in the three months ended April 30, 1995 and decreased 52% from $1,353,000 in the three months ended January 31, 1996. The Company believes that domestic revenues from the sale of Peri-Strips should stabilize, in the near-term, near the current levels. This forward looking statement is based on the premise that the second quarter of fiscal 1996, which was the first full quarter with no Medicare reimbursement for LVRS, should constitute a reasonable baseline of Peri-Strips revenue for future quarters. This forward looking statement is also contingent upon the continuance of private insurance coverage in the U.S., the continued absence of significant competition which could be in the form of new products, new procedures, or new technologies, and the continuance of positive patient outcomes resulting from the procedure. All of the factors and judgments impacting this forward looking statement are, by their nature, uncertain and thereby involve risk. A change in any or all of these factors could cause the actual result to differ materially from the expected result. International Peri-Strips revenues increased 345% to $280,000 in the three months ended April 30, 1996 from $63,000 in the three months ended April 30, 1995 and increased 82% from $154,000 in the three months ended January 31, 1996.

  Net revenue from sales of the other products in the Tissue-Guard product line, Dura-Guard, Vascu-Guard, Supple Peri-Guard and Peri-Guard increased 104% to $829,000 in the second quarter of fiscal 1996 from $406,000 in the second quarter of fiscal 1995. Eighty-three percent (83%) of this increase was due to increases in sales of Dura-Guard, the Company's dural repair patch, which was cleared to market by the Food and Drug Administration ("FDA") in June of 1995.

  Net revenues from sales of Biograft decreased 29% when comparing the second quarter of fiscal 1996 to the second quarter of fiscal 1995. Revenue from sales of Biograft has been decreasing since late fiscal 1993. The Company believes that the continuing decrease is the result of the higher price of Biograft when compared to other synthetic grafts, increasing product competition, and more frequent use of non-surgical intervention for the treatment of peripheral vascular disease.

  Net revenue resulting from sales of the surgical productivity tools (Flo-Rester and the Bio-Vascular Probe) was flat comparing the second quarter of fiscal 1996 to the second quarter of fiscal 1995. The Company believes that sales of these products will not increase materially from current levels in the foreseeable future. This forward looking statement is based on the constancy of historical sales trends for these products, and presumes constancy of their markets, their competition and continued levels of historical demand. All of the factors and judgments impacting this forward looking statement are, by their nature, uncertain and thereby involve risk. A change in any or all of these factors could cause the actual result to differ materially from the expected result. Pricing was not a factor in the increase in revenue in any of the Surgical Business' products.

  Net revenue of the Medical Imaging Software Business was also essentially flat at $292,000 in the second quarter of fiscal 1996 when compared to $299,000 in the second quarter of fiscal 1995. The essentially unchanged revenue should be viewed in light of strategic decisions which the Company had executed by the end of fiscal 1995, including the decisions to leave the Microscopy business, supporting existing customers but not actively pursuing new customers and to license the source code for VoxelGeo, thereby focusing and redefining the Imaging Business as the Medical Imaging Software Business. Revenue from the sales of medical imaging software are up 99% to $214,000 from $108,000 comparing the second quarters of fiscal 1996 and 1995, respectively, and medical revenue from all sources is up 113% to $252,000 from $118,000 comparing the same periods, respectively. In the second quarter of fiscal 1995, Imaging Business revenue came primarily from the three market segments: geoscience contributed 43%, medical - 40%, and microscopy - 16% with other sources contributing the difference. In the second quarter of fiscal 1996 the medical segment was the source of 86% of the Medical Imaging Business' revenue. The remaining revenue came primarily from microscopy.

  Gross Margin. The Company's gross margin percentage increased to 73% of net revenues for the second quarter of fiscal 1996 from 68% for the second quarter of fiscal 1995, primarily due to improvements in the gross margin of the Surgical Business as a result of Peri-Strips manufactured in a period of high production volume, flowing from inventory through the cost of goods sold. Beginning in fiscal 1995, the Company established quarterly standard costing to accommodate the rapidly changing production volumes. The Company uses a first-in first-out method of expensing inventory (costing sales), therefore, the improvements in the gross margin are not necessarily a reflection of the current activity in production. Due to the reimbursement issue, in January 1996 and again in May, the Company reduced the level of its production of Peri-Strips. The Company expects that when products manufactured during these periods of reduced production flow into cost of sales, its gross margin percentages will decrease. This forward looking statement is influenced primarily by the Company's current estimates of standard costs in periods where the production volume of Peri-Strips has been reduced and would be impacted by significant increases or decreases in production volumes of the Company's other products, impacted by material changes in the Company's product mix and by the accuracy of the Company's estimates of standard costs. All of the factors and judgements impacting this forward looking statement are, by their nature, uncertain and thereby involve risk. A change in any or all of these factors could cause the actual result to differ materially from the expected result. Secondarily, the gross margin of the Medical Imaging Software Business also increased. This increase is attributable to reassignment of personnel responsibility resulting from the focus on medical imaging.

  Selling, General and Administrative. Selling, general and administrative expense increased 68% to $1,933,000 in the second quarter of fiscal 1996 from $1,150,000 in the second quarter of fiscal 1995. Two-thirds of the increase is attributable to the Surgical Business and reflects an increased level of business activity despite, and to some extent because of, the reimbursement issue. The increase attributable to the Medical Imaging Software Business arises from the addition of key personnel, both a President, and a Vice President of Sales, expenses associated with their hire, and an increased level of business activity as a result.

  Research and Development. Research and development expense decreased 6% to $540,000 in the second quarter of fiscal 1996 from $572,000 in the second quarter of fiscal 1995. Research and development expense of the Surgical Business decreased by 2%, while research and development expense of the Imaging Business decreased 8%. The Surgical Business decrease is project timing, while the decrease in the Imaging Business is attributable to the absence of individuals that were focused on the VoxelGeo project in the second quarter of fiscal 1995, offset by the additional expense of a Chief Technology Officer in the second quarter of fiscal 1996.

  Operating Income/Loss. As a result of the factors described above, the Company had an operating loss of $446,000 in the second quarter of fiscal 1996. This compares to operating income of $206,000 in the second quarter of fiscal 1995. The Surgical Business produced an operating profit of $103,000. This compares to Surgical Business operating profits of $535,000 in the second quarter of fiscal 1995, and $620,000 in the first quarter of fiscal 1996. The decline in profit comparing either period is primarily a result of the decline in actual revenue from the sales of Peri-Strips and the loss of anticipated revenue growth from sales of Peri-Strips, both a direct result of HCFA's decision to cease reimbursement for LVRS. See Footnote 5 to Notes to Consolidated Financial Statements on page 7 of this Report. The Medical Imaging Software Business had an operating loss of $549,000 in the second quarter of fiscal 1996. This compares to a second quarter fiscal 1995 Imaging Business operating loss of $329,000 and a first quarter fiscal 1996 operating loss of $693,000, representing a 21% reduction in consecutive quarter operating loss.

  Other Income and Expense. At April 30, 1996, the Company had cash, cash equivalents and marketable securities and securities with maturities in excess of 90 days totaling $29,089,000 compared to $2,605,000 at April 30, 1995. In September of 1995, the Company completed a secondary public offering which provided approximately $26,000,000 net of offering costs. As a result, net other income, primarily interest on cash and investments, increased significantly to $423,000 in the second quarter of fiscal 1996 compared to net other income of $33,000 in the second quarter of fiscal 1995. Included in the $423,000 is $35,000 received as partial settlement on the Company's losses in the Piper Jaffray Institutional Government Investment Fund. This $35,000 represents approximately one quarter of the expected settlement, which is to be paid in a series of payments, through August of 1998.

  Income Taxes. See Comparison of the Six Months Ended April 30, 1996 With the Six Months Ended April 30, 1995, Income Taxes, on page 14 of this Report.

  Net Income/Loss. The Company reported a net loss of $24,000, or no cents per share, in the second quarter of fiscal 1996, compared to net income of $238,000, or $0.03 per share, in the second quarter of fiscal 1995.



               COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 1996
                    WITH THE SIX MONTHS ENDED APRIL 30, 1995

  Net Revenue. Net revenue increased 17% to $5,766,000 in the six months ended April 30, 1996 (first half of fiscal 1996) compared to $4,943,000 in the six months ended April 30, 1995.

  Net revenue for the Surgical Business increased 29% to $5,331,000 in the six months ended April 30, 1996, compared to $4,119,000 for the comparable period of the previous year. This is due to year-to-date fiscal 1996 increase in revenue from all of the surgical business products or product lines, with the exception of revenue from Biograft, which decreased 20% when compared to the six months ended April 30, 1995.

  Revenue from the sale of Peri-Strips increased 31% to $2,440,000 in the first half of fiscal 1996, from $1,859,000 in the first half of fiscal 1995.
  However the increase in revenue from the sales of Peri-Strips was considerably higher at the end of the first quarter of fiscal 1996, up 166%, compared to the first quarter of fiscal 1995, while revenue from the sale of Peri-Strips decreased 47% comparing the second quarters of fiscal 1996 and 1995. This trend is expected to continue as the year progresses, possibly turning into a comparative year-to-date decrease against 1995, before the fiscal year ends. This forward looking statement is based on the following factors: the revenue trend in the first two quarters of fiscal 1996, the presumed domestic revenue baseline relative to quarterly Peri-Strips revenue in the second half of fiscal 1995, (see Note 5 in Notes to Consolidated Financial Statements on page 7 of this Report) and the presumption that Medicare reimbursement will not resume in this fiscal year. All of these factors and judgements impacting this forward looking statement are, by their nature, uncertain and thereby involve risk. All of the factors and judgements impacting this forward looking statement are, by their nature, uncertain and thereby involve risk.
  A change in any or all of these factors could cause the actual result to differ materially from the expected result.

  Domestic Peri-Strips revenue increased 13% to $2,006,000 in the six months ended April 30, 1996 from $1,771,000 in the six months ended April 30, 1995. International Peri-Strips revenue increased 394% to $434,000 in the six months ended April 30, 1996 from $88,000 in the six months ended April 30, 1995. Revenue from international sales of Peri-Strips is expected to increase throughout the fiscal year. This forward looking statement is based on the continued absence of significant competition, which could be in the form of new products, new procedures, or new technologies, the continuance of positive patient outcomes resulting from the procedure and the absence of significant regulatory barriers. A change in product performance, results associated with it, or the introduction of competitive products and/or procedures could cause the actual result to differ materially from the expected result.

  Net revenue from sales of the other products in the Tissue-Guard product line, Dura-Guard, Vascu-Guard, Supple Peri-Guard and Peri-Guard increased 102% to $1,403,000 in the first half of fiscal 1996 from $694,000 in the first half of fiscal 1995. Ninety percent (90%) of this increase was due to increases in sales of Dura-Guard.

  Net revenues from sales of Biograft decreased 20% when comparing the first half of fiscal 1996 to the first half of fiscal 1995. Net revenue resulting from sales of the surgical productivity tools (Flo-Rester and the Bio-Vascular Probe) increased 6% comparing the first half of fiscal 1996 to the first half of fiscal 1995. Pricing was not a factor in the increase in revenue in any of the Surgical Business' products.

  Net revenue of the Medical Imaging Software Business decreased 47% to $435,000 in the six months ended April 30, 1996 from $824,000 in the six months ended April 30, 1995. This decrease in revenue is the short-term result of the Company's decision to focus on the Medical Imaging Software Business and represents decreases primarily in revenue from the geoscience and microscopy segments; the revenue from those combined segments revenue decreasing to $84,000 in the first half of fiscal 1996 from $555,000 in the first half of fiscal 1995. In the fourth quarter of fiscal 1995, the Company licensed the source code for its geoscience software for $1.5 million and a future royalty stream, expected to begin in calendar 1997 and capped cumulatively at $2,000,000. Revenue from the sales of medical imaging software is up 57% to $279,000 from $177,000 comparing the first halves of fiscal 1996 and 1995, respectively. Medical revenue from all sources, which includes maintenance and training, and only in fiscal 1995, contract development, is up 35% to $344,000 from $256,000 comparing the first halves of fiscal 1996 and 1995, respectively.

  Gross Margin. The Company's gross margin percentage increased to 72% of net revenue for the first half of fiscal 1996 from 68% for the first half of fiscal 1995, primarily due to improvements in the gross margin of the Surgical Business as a result of Peri-Strips, manufactured in a period of high production volume, flowing from inventory through the cost of goods sold.

  Selling, General and Administrative. Selling, general and administrative expense increased 65% to $3,629,000 in the first half of fiscal 1996 from $2,202,000 in the first half of fiscal 1995. Sixty-four percent (64%) of the increase is attributable to the Surgical Business and represents an increased level of business activity. The increase attributable to the Medical Imaging Software Business arises from the addition of key personnel.

  Research and Development. Research and development expense decreased 5% to $1,061,000 in the first half of fiscal 1996 from $1,118,000 in the first half of fiscal 1995. Research and development expense of the Surgical Business increased by 21%, while research and development expense of the Imaging Business decreased 17%.

  Operating Income/Loss. As a result of the factors described above, the Company had an operating loss of $519,000 in the first half of fiscal 1996. This compares to operating income of $53,000 in the first half of fiscal 1995. The Surgical Business produced an operating profit of $723,000 in the first half of fiscal 1996. This compares to a Surgical Business operating profit of $574,000 in the first half of fiscal 1995. The Medical Imaging Software Business had an operating loss of $1,242,000 in the first half of fiscal 1996. This compares to a first half fiscal 1995 Imaging Business operating loss of $522,000.

  Other Income and Expense. Net other income, primarily interest on cash and investments, was $838,000 in the first half of fiscal 1996 compared to net other income of $72,000 in the first half of fiscal 1995.

  Income Taxes. The Company recorded a provision for income taxes of $138,000 in the six months ended April 30, 1996, an effective tax rate of 43%. Due to net operating loss carryforwards available in the six months ended April 30, 1995, the Company had a provision of only $3,000, representing an expected minimum level of tax liability at the time. The Company has permanent book tax difference that will result in a varying effective tax rate, with the variation decreasing as earnings before taxes increase.

  The Company has $1,674,000 of NOL carryforward arising from the pre-merger losses of Vital Images that are usable only against taxable income from the Medical Imaging Software Business and, in addition, are limited in the amount that can be used in any one year. These carryforwards begin to expire in 2005. The Company also has $500,000 of capital loss carryforward available for use against capital gain income. This carryforward expires in fiscal year 1999. The deferred tax assets associated with the pre-merger NOL carryforward of Vital Images and the capital loss carryforward have been totally offset by a valuation allowance because of uncertainty that sufficient taxable income of the appropriate character will be generated prior to their expiration.

  Net Income/Loss. The Company reported net income of $181,000, or $0.02 per share, in the first half of fiscal 1996, compared to net income of $122,000 or $0.02 per share, in the first half of fiscal 1995. Between April 30, 1995 and April 30, 1996 shares issued outstanding have increased from 7,357,000 to 9,439,000, and fully diluted shares outstanding from 7,951,000 to 9,903,000, primarily as a result of the Company's secondary offering of 1,800,000 shares of common stock in September of 1995.


  LIQUIDITY AND CAPITAL RESOURCES

  The Company's balance of cash, cash equivalents, and short-term and long-term marketable securities, decreased by $1,208,000 to $29,089,000 at April 30, 1996 from $30,297,000 at October 31, 1995. Working capital at January 31, 1996 was $21,854,000 compared to $23,916,000 at October 31, 1995. At January
  31, 1996, investments in long-term marketable securities classified as non-current assets totaled $10,929,000. The current ratios at April 30, 1996 and October 31, 1995 were 18 : 1 and 11 : 1, respectively.

  Operating activities used $420,000, with decreases in accrued expenses and payables using $1,116,000, additions to inventory using $452,000, prepaids and other current assets, primarily annual insurance premiums, using $231,000, accounts receivable providing $707,000 and net income and the non-cash expenses in the six month period providing $746,000.

  The Company used $416,000 for the purchase of fixed assets, $513,000 for additions to intangibles primarily to purchase the Peri-Guard patent, and invested $16,000,000 in marketable securities. Additionally, net financing activities provided $237,000 and included proceeds of $324,000 from the exercise of options and additional costs of $87,000 related to the secondary offering. The Company currently has no commitments for material capital expenditures in fiscal 1996, but continually reviews internal and external growth opportunities that may result in material commitments.

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

  ______________________________________________________________________________

                          PART II.  OTHER INFORMATION
  ______________________________________________________________________________

  ITEM 1.  Legal Proceedings.

  None.

  ITEM 2.  Changes in Securities.

  None.

  ITEM 3.  Defaults Upon Senior Securities.

  None.

  ITEM 4.  Submission of Matters to a Vote of Security Holders.

  The following is a report of the voting results of the Company's annual shareholders meeting held on March 14, 1996.

  1. Proposal to set the number of members of the Board of Directors at five was approved. 8,083,926 votes were cast in favor of the proposal, 29,299 votes were cast against the proposal and 15,325 shares abstained from the vote. There were no broker non-votes.

  2. Five directors, John T. Karcanes, James F. Lyons, Richard W. Perkins, Edward E. Strickland and Lawrence Perlman were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. There were no broker non-votes. The tabulation was as follows:


                Director          Votes For     Votes Against
                --------          --------      -------------

          John T. Karcanes        8,109,595         18,995

          James F. Lyons          8,107,225         21,325

          Richard W. Perkins      8,106,041         22,509

          Edward E. Strickland    8,103,495         25,055

          Lawrence Perlman        8,084,275         44,275

     3. Proposal to adopt the Company's 1995 Stock Incentive Plan was approved. There were 4,205,688 votes cast in favor of the proposal, 806,261 votes were cast against the proposal and 52,722 shares abstained from the vote. Broker non-votes were treated as shares not entitled to vote on the proposal. There were 3,063,879 broker non-votes.

     4. Proposal to adopt the Company's Employee Stock Purchase Plan was approved. There were 4,912,336 votes cast in favor of the proposal, 108,390 votes were cast against the proposal and 43,945 shares abstained from the vote. Broker non-votes were treated as shares not entitled to vote on the proposal. There were 3,063,879 broker non-votes.


     ITEM 5.  Other Information.

     None.

     ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b) Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1996.

SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BIO-VASCULAR, INC.



June 12, 1996                          /s/ M. Karen Gilles
                                       ------------------------------------
                                       M. Karen Gilles
                                       Vice President of Finance/CFO
                                       (Principal Financial Officer)