Form 10-Q
period 1996-07-31
BIO VASCULAR INC
filed 1996-09-11
CIK 780127

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

________________________________________________________________________________


                                   FORM 10-Q

  [X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934
                 For the quarterly period ended July 31, 1996
                                      or
   [  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                  For the transition period from ___ to ____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

              ___________________________________________________

On September 6, 1996, there were 9,457,347 shares of the registrant's common stock, par value $.01 per share, outstanding.


BIO-VASCULAR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 1996 AND OCTOBER 31, 1995
- ------------------------------------------------------------------------------------

                                     ASSETS


                                                          July 31,     October 31,
                                                            1996          1995
                                                         -----------   -----------
                                                         (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents........................       $ 7,000,540   $15,424,969
 Marketable securities, short-term................        12,956,600     5,803,223
 Accounts receivable, net of an allowance
  for doubtful accounts of $60,000 at
  July 31, 1996 and $40,000 at October
  31, 1995........................................         1,860,177     2,404,258
 Other receivables................................           759,232       421,170
 Inventories:
  Raw materials...................................           437,965       440,377
  Work in process.................................           621,908       374,495
  Finished goods..................................         1,015,201     1,153,354

 Prepaid expenses and other current assets........           571,765       260,831
                                                         -----------   -----------

 Total current assets.............................        25,223,388    26,282,677
                                                         -----------   -----------

Equipment and leasehold improvements, net.........         1,925,754     1,729,299
Intangible assets, net............................         1,024,712       640,963
Marketable securities, long-term..................         8,870,150     9,069,286
                                                         -----------   -----------

 TOTAL ASSETS.....................................       $37,044,004   $37,722,225
                                                         ===========   ===========



  (The accompanying notes are an integral part of the consolidated financial statements.)


BIO-VASCULAR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 1996 AND OCTOBER 31, 1995
- -----------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                July 31,           October 31,
                                                                 1996                 1995
                                                              -----------         -----------
                                                              (Unaudited)
CURRENT LIABILITIES:
  Accounts payable...................................         $   268,094         $   675,759
  Accrued expenses...................................             716,489           1,132,750
  Accrued income taxes...............................                  --             424,870
  Deferred revenues..................................             144,165             133,510
                                                              -----------         -----------

  Total current liabilities..........................           1,128,748           2,366,889
                                                              -----------         -----------
COMMITMENTS AND CONTINGENCY
(NOTE 4)

SHAREHOLDERS' EQUITY:
  Common stock: authorized 20,000,000 shares
  of $.01 par value issued and outstanding,
  9,457,247 at July 31, 1996 and 9,379,768
  at October 31, 1995................................              94,572              93,798
  Additional paid-in capital.........................          39,232,915          38,352,660
  Accumulated deficit................................          (2,656,527)         (2,660,896)
  Unrealized marketable securities holding loss......            (208,640)                 --
  Unearned compensation..............................            (161,414)                 --
  Unearned restricted stock..........................            (385,650)           (430,226)
                                                              -----------         -----------

Total shareholders' equity...........................          35,915,256          35,355,336
                                                              -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY...............................................         $37,044,004         $37,722,225
                                                              ===========         ===========



  (The accompanying notes are an integral part of the consolidated financial statements.)

BIO-VASCULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1996 AND 1995
- --------------------------------------------------------------------------------

                                                   Three Months Ended            Nine Months Ended
                                                        July 31,                     July 31,
                                                      (unaudited)                  (unaudited)
                                                   1996          1995           1996          1995
                                                ----------    ----------    -----------    ----------
Net Revenue ................................    $2,721,853    $3,188,771    $ 8,487,695    $8,131,416
Cost of Revenue ............................     1,105,337       997,300      2,699,917     2,567,365
                                                ----------    ----------    -----------    ----------
    Gross margin ...........................     1,616,516     2,191,471      5,787,778     5,564,051

Operating Expenses:
    Selling, general, and administrative ...     1,677,242     1,288,970      5,306,730     3,491,054
    Research and development ...............       604,224       427,482      1,665,204     1,545,113
                                                ----------    ----------    -----------    ----------
Income (loss) from operations ..............      (664,950)      475,019     (1,184,156)      527,884
Other income, net ..........................       391,798        29,346      1,230,025       101,480
                                                ----------    ----------    -----------    ----------
Income (loss) before income taxes ..........      (273,152)      504,365         45,869       629,364
Provision (benefit) for income taxes .......       (96,484)       29,402         41,500        31,970
                                                ----------    ----------    -----------    ----------
Net income (loss) ..........................    $ (176,668)   $  474,963    $     4,369    $  597,394
                                                ==========    ==========    ===========    ==========
Net income (loss) per share ................    $     (.02)   $      .06    $       .00    $      .07
                                                ==========    ==========    ===========    ==========
Weighted average shares outstanding ........     9,440,000     8,373,000      9,870,000     8,207,000
                                                ==========    ==========    ===========    ==========

(The accompanying notes are an integral part of the consolidated financial statements.)

BIO-VASCULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995
- --------------------------------------------------------------------------------

                                                             Nine Months Ended
                                                                  July 31
                                                                (unaudited)
                                                            1996           1995
                                                            ----           ----
NET CASH USED IN OPERATING ACTIVITIES ..............    $   (683,008)   $  (175,095)
                                                        ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements ............        (556,816)    (1,296,571)
Disposition of fixed assets ........................           6,830             --
Additions to intangibles ...........................        (553,742)       (26,777)
Investments in marketable securities ...............     (21,000,000)            --
Maturities of marketable securities ................      13,795,921      1,270,841
Other assets .......................................              --            485
                                                        ------------    -----------
Net cash used in investing activities ..............      (8,307,807)       (52,022)
                                                        ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt ...................................              --         (6,350)
Costs related to sale of stock .....................         (87,326)            --
Stock option and restricted stock transactions .....         653,712          7,210
                                                        ------------    -----------
Net cash provided by financing activities ..........         566,386            860
                                                        ------------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..........      (8,424,429)      (226,257)
                                                        ------------    -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...      15,424,969      2,347,954
                                                        ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........    $  7,000,540    $ 2,121,697
                                                        ============    ===========

(The accompanying notes are an integral part of the consolidated financial statements.)

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for Bio-Vascular and its wholly-owned subsidiary, Vital Images, Incorporated ("Vital Images"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the nine months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and in the Form 10-K for the year ended October 31, 1995.

(2) BUSINESS SEGMENTS:

The Company has two business segments, a Surgical Business and a Medical Imaging Software Business, which market products on a worldwide basis. The Surgical Business develops, manufactures and markets proprietary specialty medical products used in thoracic, cardiac, neuro and vascular surgery. The Medical Imaging Software Business develops, markets and supports certain software products for interactive visualization and analysis of three-dimensional medical image data.

(3) MAJOR CUSTOMERS:

In the nine months ended July 31, 1996 three distributors accounted for an aggregate of 41% of the Company's gross revenue, with each of such distributors accounting for in excess of 10% of the Company's gross revenue for the period. In addition, four distributors accounted for 51% of the Company's accounts receivable at July 31, 1996. For the nine months ended July 31, 1995 two distributors accounted for an aggregate of 31% of the Company's gross revenue with each of such distributors accounting for in excess of 10% of the Company's gross revenue for the period. Three distributors accounted for 38% of the Company's accounts receivable at July 31, 1995.

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

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
- ---------------------------------------------------------------------------

(5) UNCERTAINTY:

In January of 1996, the Health Care Financing Administration ("HCFA"), the agency of the Federal Government that administers Medicare, ceased reimbursement for lung volume reduction surgery ("LVRS") which uses the Company's Peri-Strips product. In April, HCFA announced its intention to collaborate with the National Institute of Health ("NIH") on a joint study to determine the safety and effectiveness of LVRS on the basis that the patient follow-up data it received was too inconclusive to substantiate the safety and efficacy of the procedure. In May, NIH officially gave advance notice of its intent to solicit hospitals to apply to be part of a seven-year, prospective, randomized study of 2,580 patients suffering from late-stage emphysema. Due to the randomization, however, only 1,390 would be eligible for the surgery. During the seven year course of the study, only the patients in the study who are randomized to LVRS would be the beneficiaries of Medicare reimbursement for the procedure. This number represents only about 1.5% of those individuals currently estimated to benefit from the surgery. The position taken by HCFA and NIH severely limits the growth potential for sales of Peri-Strips in the United States and associated revenues and earnings resulting from those sales. In the fiscal year ended October 31, 1995, Peri-Strips revenue, which was $5,550,000, accounted for 53% of the Surgical Business revenue and 42% of the Company's revenue. In the nine months ended July 31, 1996, Peri-Strips revenue, which was $3,456,000, accounted for 44% of the Surgical Business revenue and 41% of the Company's revenue. The Company currently believes that Medicare beneficiaries account for up to 70% of the U.S. patient population that would qualify for LVRS.

While the Company understands that a number of private insurers and managed care organizations continue to pay for LVRS based on their own evaluation of the procedure and its outcomes, it is unknown whether these private payors will change their reimbursement practices in light of HCFA's decision. LVRS is also available at Veteran's Administration hospitals.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

 The following table sets forth the net revenue, gross margin and operating income (loss) of the Company, and each business segment for the periods shown:

BIO-VASCULAR, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS--CONTINUED
- --------------------------------------------------------------------------------

                                Three Months Ended       Nine Months Ended
                                      July 31                 July 31
                                    (unaudited)             (unaudited)
                                   (in thousands)          (in thousands)
                                 1996        1995         1996        1995
                                ------      ------      -------      ------
Net Revenue
    Surgical ..............     $2,528      $2,927      $ 7,858      $7,046
    Imaging ...............        194         262          630       1,085
                                ------      ------      -------      ------
        Total .............      2,722       3,189        8,488       8,131

Gross Margin
    Surgical ..............      1,470       1,981        5,282       4,667
    Imaging ...............        147         210          506         897
                                ------      ------      -------      ------
        Total .............      1,617       2,191        5,788       5,564

Operating Income (Loss)
    Surgical ..............        (35)        750          687       1,272
    Imaging ...............       (630)       (275)      (1,871)       (744)
                                ------      ------      -------      ------
        Total .............       (665)        475       (1,184)        528


               COMPARISON OF THE THREE MONTHS ENDED JULY 31, 1996
                   WITH THE THREE MONTHS ENDED JULY 31, 1995

Net Revenue. Net revenue was $2,722,000, down 15% for the three months ended July 31, 1996 (the third quarter of fiscal 1996) compared to $3,189,000 for the three months ended July 31, 1995.

Net revenue for the Surgical Business was $2,528,000, down 14% for the three months ended July 31, 1996, compared to net revenue of $2,927,000 for the comparable period of the previous year. The decrease in revenue in the Surgical Business is primarily the result of the decrease in revenue from the sale of Peri-Strips.

Revenue from the sale of Peri-Strips was $1,017,000, a decrease of 39% when compared to third quarter fiscal 1995 Peri-Strips revenue of $1,674,000, but an increase of 9% when compared to second quarter fiscal 1996 Peri-Strips revenue of $933,000. Management believes that the decrease, comparing the third fiscal quarters of 1996 and 1995, is the result of HCFA's January 1996 decision to cease reimbursement for lung volume reduction. See Note 5 to Notes to Consolidated Financial Statements on page 7 of this Report.

  BIO-VASCULAR, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS--CONTINUED
  ------------------------------------------------------------------------------

  Domestic Peri-Strips revenue decreased 49% to $804,000 in the three months ended July 31, 1996 from $1,579,000 in the three months ended July 31, 1995, but increased 23% from $653,000 in the three months ended April 30, 1996. The consecutive quarter increase in domestic revenue from the sale of Peri-Strips is the likely result of multiple factors. These factors are believed to include: an increase in the number of private patients undergoing LVRS (they no longer have to compete with Medicare patients on the surgery schedule); hospitals doing more LVRS on a charitable basis; reordering by distributors to maintain inventories to meet post-HCFA decision demand following the drawing down in the second fiscal quarter of 1996 of inventories established at pre-HCFA decision levels of demand; and an increase in the number of bi-lateral LVRS procedures (when both lungs are reduced in the same surgery) vs uni-lateral procedures (only one lung is operated on and reduced). International Peri-Strips revenues increased 123% to $212,000 in the three months ended July 31, 1996 from $95,000 in the three months ended July 31, 1995 and decreased 24% from $280,000 in the three months ended April 30, 1996. The Company believes the consecutive quarter decrease is the result of the timing of orders among the large number of international distributors, not a change in demand for the product.

  Net revenue from sales of the other products in the Tissue-Guard product line, Dura-Guard, Vascu-Guard, Supple Peri-Guard and Peri-Guard, increased 52% to $757,000 in the third quarter of fiscal 1996 from $499,000 in the third quarter of fiscal 1995. Revenue from the sales of Dura-Guard and Vascu-Guard, the Company's dural repair patch and vascular patch, respectively, were responsible for the increase in Tissue-Guard revenue between these periods.

  Net revenue from sales of Biograft decreased 19% when comparing the third quarter of fiscal 1996 to the third quarter of fiscal 1995. Revenue from sales of Biograft has been decreasing since late fiscal 1993.

  Net revenue resulting from sales of the surgical productivity tools (Flo-Rester and the Bio-Vascular Probe) increased 13% comparing the third quarter of fiscal 1996 to the third quarter of fiscal 1995. Although the 13% increase is greater than the growth shown in recent periods, it is too soon to tell if this is just a matter of the timing of orders between quarters or if a broader market has been reached.

  Net revenue of the Medical Imaging Software Business was $194,000 in the third quarter of fiscal 1996, down 26% when compared to $262,000 in the third quarter of fiscal 1995. The decrease in revenue is the result of strategic decisions which the Company had executed by the end of fiscal 1995, including the decisions to leave the Microscopy business, supporting existing customers but not actively pursuing new customers, and to license the source code for VoxelGeo, thereby focusing and redefining the Imaging Business as the Medical Imaging Software Business. In the third fiscal quarter of 1996, revenue from medical imaging products and services increased 59% to $124,000 compared to $78,000 in the third quarter of fiscal 1995.

  BIO-VASCULAR, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS--CONTINUED
  ------------------------------------------------------------------------------

  Gross Margin. The Company's gross margin percentage decreased to 59% of net revenue for the third quarter of fiscal 1996 from 69% for the third quarter of fiscal 1995, primarily due to the Company's decision in the period to increase its reserve associated with Peri-Strips inventory levels by $228,000, based on the introduction of new staplers which displaced staplers for which the Surgical Business held product. The Company's inventory reserve at July 31, 1996 was $365,000. Excluding the additional $228,000 recorded in the third quarter of 1996, gross margin calculation yields a gross margin percentage of 68%, one percentage point lower than in the third quarter of fiscal 1995.

  Beginning in fiscal 1995, the Company established quarterly standard costing in the Surgical Business to accommodate the rapidly changing production volumes. The Company uses a first-in first-out method of expensing inventory (costing sales), therefore, the changes in the gross margin are not necessarily a reflection of the current activity in production. Due to the reimbursement issue, in January 1996 and again in May, the Company reduced the level of its production of Peri-Strips. When products manufactured during these periods of reduced production flow into cost of sales, the Company believes that its gross margin percentage will decrease. The Company expects the gross margin percentage to continue to be further impacted by higher cost (lower production) product. This forward looking statement is influenced primarily by the Company's current estimates of standard costs in periods where the production volume of Peri-Strips has been reduced and would be impacted by significant increases or decreases in production volumes of the Company's other products, by material changes in the Company's product mix and the accuracy of the Company's estimates of standard costs. All of the factors and judgements impacting this forward looking statement are, by their nature, uncertain and thereby involve risk. A change in any or all of these factors could cause the actual result to differ materially from the expected result. The gross margin percentage of the Medical Imaging Software Business also decreased. The decrease in the gross margin of the Medical Imaging Software Business is primarily the result of isolated, low margin hardware sales which were sold as an accommodation to customers. This decrease was not material to the Company's overall gross margin percentage.

  Selling, General and Administrative. Selling general and administrative expense increased 30% to $1,677,000 in the third quarter of fiscal 1996 from $1,289,000 in the third quarter of fiscal 1995. Of the increase, $169,000 is attributable to the Surgical Business and reflects a more complete infra-structure and an increased level of business activity between comparable periods unrelated to current revenue, and $219,000 is attributable to the Medical Imaging Software Business and arises from the addition of key personnel, both a President, and a Vice President of Sales, expenses associated with their hire.

  Research and Development. Research and development expense increased 41% to $604,000 in the third quarter of fiscal 1996 from $427,000 in the third quarter of fiscal 1995. Research and development expense of the Surgical Business increased by 78% to $238,000 from $134,000, while

  BIO-VASCULAR, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS--CONTINUED
  ------------------------------------------------------------------------------

  research and development expense of the Imaging Business increased 25%, to $366,000 from $294,000 comparing the third fiscal quarters of 1996 and 1995, respectively. The Surgical Business has accelerated its research and development time lines and the increase in its research and development expense reflects this, along with some project timing effect which will always be a variable factor. The increase in the Imaging Business is the result of technology upgrades, such as Internet access, and increased development activity.

  Operating Income/Loss. As a result of the factors described above, the Company had an operating loss of $665,000 in the third quarter of fiscal 1996. This compares to operating income of $475,000 in the third quarter of fiscal 1995. Due to the addition in the 1996 third fiscal quarter of $228,000 to the inventory reserve, the Surgical Business had an operating loss of $35,000. This compares to Surgical Business operating profits of $750,000 in the third quarter of fiscal 1995. Aside from the addition to the inventory reserve, the decline in operating income in the Surgical Business, comparing the periods is primarily a result of the decline in revenue from the sales of Peri-Strips, a direct result of HCFA's decision to cease reimbursement for LVRS. See Footnote 5 to Notes to Consolidated Financial Statements on page 7 of this Report. The Medical Imaging Software Business had an operating loss of $630,000 in the third quarter of fiscal 1996. This compares to a third quarter fiscal 1995 Imaging Business operating loss of $275,000 and is due to both the lower revenue and greater expense as explained in the foregoing discussion.

  Other Income and Expense. At July 31, 1996, the Company had cash, cash equivalents and short and long-term marketable securities totaling $28,827,000. In September of 1995, the Company completed a secondary public offering which provided approximately $26,000,000 net of offering costs. As a result, net other income, primarily interest on cash and investments, increased significantly to $392,000 in the third quarter of fiscal 1996 compared to net other income of $29,000 in the third quarter of fiscal 1995.

  Income Taxes. In the third quarter of fiscal 1996, the Company recognized a deferred tax asset of $164,000 related to its temporary tax differences, due to management's expectations that such differences will be realized during their carryforward period. The Company continues to provide a full valuation allowance for its restricted pre-merger loss carryforwards. The Company has an NOL carryforward arising from the pre-merger losses of Vital Images of $1,674,000 that are usable only against taxable income from the Medical Imaging Software Business and, in addition, are limited in the amount that can be used in any one year. These carryforwards begin to expire in 2005. The Company also has $500,000 of capital loss carryforward available for use against capital gain income. This carryforward expires in fiscal year 1999. The deferred tax assets associated with the pre-merger NOL carryforward of Vital Images and the capital loss carryforward have been totally offset by a valuation allowance because of uncertainty that sufficient taxable income of the appropriate character will be generated prior to their expiration.

  BIO-VASCULAR, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS--CONTINUED
  ------------------------------------------------------------------------------

  Net Income/Loss. The Company reported a net loss of $177,000, or $0.02 cents per share, in the third quarter of fiscal 1996, compared to net income of $475,000, or $0.06 per share, in the third quarter of fiscal 1995. The $228,000 increase in the inventory reserve recorded in the third quarter of fiscal 1996 contributed to the net loss for the period.


               COMPARISON OF THE NINE MONTHS ENDED JULY 31, 1996
                   WITH THE NINE MONTHS ENDED JULY 31, 1995

  Net Revenue. Net revenue increased 4% to $8,488,000 in the nine months ended July 31, 1996 compared to $8,131,000 in the nine months ended July 31, 1995.

  Net revenue for the Surgical Business increased 12% to $7,858,000 in the nine months ended July 31, 1996, compared to $7,046,000 for the comparable period of the previous year.

  Revenue from the sale of Peri-Strips decreased 2% to $3,456,000 in the first nine months of fiscal 1996, from $3,533,000 in the first nine months of fiscal 1995. This trend is expected to continue as the year progresses, with the comparative year-to-date decrease becoming larger in the fourth quarter and year-ended October 31, 1996. This forward looking statement is based on the level of fourth quarter fiscal 1995 Peri-Strips revenue which was $2,017,000 contrasted with the most recent fiscal quarter Peri-Strips revenue (third quarter 1996) of $1,017,000, and the presumption that Medicare reimbursement will not resume in this fiscal year (see Note 5 of Notes to Consolidated Financial Statements on page 7 of this Report). All of these factors and judgements impacting this forward looking statement are, by their nature, uncertain and thereby involve risk. A change in any or all of these factors could cause the actual result to differ materially from the expected result.

  Domestic Peri-Strips revenue decreased 16% to $2,811,000 in the nine months ended July 31, 1996 from $3,350,000 in the nine months ended July 31, 1995. International Peri-Strips revenue increased 253% to $646,000 in the nine months ended July 31, 1996 from $183,000 in the nine months ended July 31, 1995. Revenue from international sales of Peri-Strips is expected to continue to increase when compared to the same period of the previous year. This forward looking statement is based on the continued absence of significant competition, which could be in the form of new products, new procedures, or new technologies, the continuance of positive patient outcomes resulting from the procedure and the absence of significant regulatory barriers. A change in product performance, results associated with it, or the introduction of competitive products and/or procedures or regulatory requirements could cause the actual result to differ materially from the expected result.

  BIO-VASCULAR, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS--CONTINUED
  ------------------------------------------------------------------------------

  Net revenue from sales of other products in the Tissue-Guard product line increased 81% to $2,160,000 in the first nine months of fiscal 1996 from $1,193,000 in the first nine months of fiscal 1995, with the Dura-Guard and Vascu-Guard products showing particular strength.

  Net revenues from sales of Biograft decreased 20% when comparing the first nine months of fiscal 1996 to the first nine months of fiscal 1995. Net revenue from sales of the surgical productivity tools (Flo-Rester and the Bio-Vascular Probe) increased 8% comparing the same nine month periods.

  Net revenue of the Medical Imaging Software Business decreased 42% to $630,000 in the nine months ended July 31, 1996 from $1,085,000 in the nine months ended July 31, 1995. This decrease in revenue is the short-term result of the Company's decision to focus on the Medical Imaging Software Business and represents decreases primarily in revenue from the geoscience and microscopy segments, as revenue from sales into the medical market are up 40% comparing the first nine months of fiscal 1996 with the same period of 1995. In the fourth quarter of fiscal 1995, the Company licensed the source code for its geoscience software for $1.5 million and a future royalty stream expected to begin in calendar 1997 and capped cumulatively at $2,000,000.

  Gross Margin. The Company's gross margin percentage was flat, at 68% of net revenue for the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995. The previously discussed third quarter charge of $228,000 associated with Peri-Strips inventory levels affected the year-to-date gross margin by three percentage points. Excluding the $228,000 added to the reserve, the gross margin percentage would have been 71% still significantly benefitted by the first and second 1996 fiscal quarter gross margin percentages which were 72% and 73% of net revenue, respectively. The gross margin percentage for the third quarter of fiscal 1996 is consecutively lower due to the flow of Surgical Business products, from periods of lower production volume, into cost of goods sold.

  Selling, General and Administrative. Selling, general and administrative expense increased 52% to $5,307,000 in the first nine months of fiscal 1996 from $3,491,000 in the first nine months of fiscal 1995. Fifty-six percent (56%) of the increase is attributable to the Surgical Business and represents a more complete infra-structure and an increased level of business activity unrelated to current revenue. The increase attributable to the Medical Imaging Software Business arises from the addition of key personnel.

  Research and Development. Research and development expense increased 8% to $1,665,000 in the first nine months of fiscal 1996 from $1,545,000 in the first nine months of fiscal 1995. Research and development expense of the Surgical Business increased by 37%, while research and development expense of the Imaging Business decreased 5%.

BIO-VASCULAR, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS--CONTINUED
- --------------------------------------------------------------------------------

Operating Income/Loss. As a result of the factors described above, the Company had an operating loss of $1,184,000 in the first nine months of fiscal 1996. This compares to operating income of $528,000 in the first nine months of fiscal 1995. The Surgical Business produced an operating profit of $687,000 in the first nine months of fiscal 1996. This compares to a Surgical Business operating profit of $1,272,000 in the first nine months of fiscal 1995. The Medical Imaging Software Business had an operating loss of $1,872,000 in the first nine months of fiscal 1996. This compares to an Imaging Business operating loss of $744,000 for the first nine months fiscal 1995.

Other Income and Expense. Net other income, primarily interest on cash and investments, was $1,230,000 in the first nine months of fiscal 1996 compared to net other income of $101,000 in the first nine months of fiscal 1995.

Income Taxes. The Company recorded a provision for income taxes of $41,500 for the nine months ended July 31, 1996, an effective tax rate approaching 100%. While the tax provision for the nine months ended July 31, 1996 has been positively affected by the recording of a deferred tax asset related to temporary tax differences, the Company has permanent book tax difference that will result in a varying effective tax rate, with the variation decreasing as earnings before taxes increase.

Net Income/Loss. The Company reported net income of $4,000, or no cents per share, in the first nine months of fiscal 1996, compared to net income of $597,000 or $0.07 per share, in the first nine months of fiscal 1995. Between July 31, 1995 and July 31, 1996 shares issued outstanding have increased from 7,446,000 to 9,457,000, primarily as a result of the Company's secondary offering of 1,800,000 shares of common stock in September of 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's balance of cash, cash equivalents, and short-term and long-term marketable securities, valued at market, decreased by $1,470,000 to $28,827,000 at July 31, 1996 from $30,297,000 at October 31, 1995. Working capital at July 31, 1996 was $24,095,000 compared to $23,916,000 at October 31, 1995. The current ratios at July 31, 1996 and October 31, 1995 were 22 :
1 and 11 : 1, respectively.

In the nine months ended July 31, 1996, operating activities used $683,000, with net decreases in current liabilities using $1,238,000, additions to inventory using $426,000, prepaids and other current assets, primarily annual insurance premiums, using $311,000, and include $174,000 recorded as a deferred tax asset with the balance primarily annual insurance premiums. Receivables provided $186,000. Net income and non-cash expenses in the nine month period provided $1,106,000.

BIO-VASCULAR, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS--CONTINUED
- --------------------------------------------------------------------------------

In the nine months ended July 31, 1996, the Company used $557,000 for the purchase of fixed assets, $554,000 for additions to intangibles primarily to purchase the Peri-Guard patent and net investment activity in marketable securities used $7,204,000. Net financing activities provided $566,000 and included proceeds of $654,000 from the exercise of options net of restricted stock repurchased and additional costs of $87,000 related to the secondary offering. The Company currently has no commitments for material capital expenditures in fiscal 1996, but continually reviews internal and external growth opportunities that may result in material commitments.

The Company believes its present level of cash, cash equivalents, and marketable securities will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

FOREIGN CURRENCY TRANSLATION

Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars.

BIO-VASCULAR, INC.
PART II  - OTHER INFORMATION
- --------------------------------------------------------------------------------

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Changes in Securities.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 18 of this report.

(b) Form 8-K.   During the quarter ended  July 31, 1996, the Company filed one
    Current Report on Form 8-K, dated June 12, 1996, reporting Item 5 - Other Information.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BIO-VASCULAR, INC.


September 11, 1996
                                       /s/  M. Karen Gilles
                                       -----------------------------------------
                                       M. Karen Gilles
                                       Vice President of Finance
                                       Chief Financial Officer
                                       (Principal Financial Officer)

BIO-VASCULAR, INC.
INDEX TO EXHIBITS
- --------------------------------------------------------------------------------


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

4.2 Form of Rights Agreement, dated as of June 12, 1996, between Bio-Vascular, Inc. and American Stock Transfer & Trust Company, which includes as Exhibit A the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 12, 1996 (File No. 0-13907)).

4.3    Restated Articles of Incorporation of the Company (see Exhibit 3.1).

4.4 Amendment to Restated Articles of Incorporation of the Company dated June 21, 1995 (see Exhibit 3.2).

4.5    Amended and Restated Bylaws of the Company (see Exhibit 3.3).

11.1   Computation of income (loss) per share. Filed herewith electronically.

27.1   Financial Data Schedule.  Filed herewith electronically.