Form 10-K
period 1996-10-31
BIO VASCULAR INC
filed 1997-01-27
CIK 780127

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

   [X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended October 31, 1996
                                      or
     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act o 1934
                  For the transition period from ___ to ____

                        Commission file number: 0-13907
--------------------------------------------------------------------------------

                              BIO-VASCULAR, INC.
            (Exact name of Registrant as specified in its charter)
--------------------------------------------------------------------------------

      Minnesota                                         41-1526554
  ------------------                         ------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)


            2575 UNIVERSITY AVENUE,  ST. PAUL, MINNESOTA 55114-1024
                   (Address of principal executive offices)

                       TELEPHONE NUMBER: (612) 603-3700
                          --------------------------

       Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                         Common Stock Purchase Rights
                          --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X    No
                                            ------    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

As of January 2, 1997, 9,486,270 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock on that date by the Nasdaq National Market), excluding shares owned beneficially by executive officers and directors, was approximately $64,024,223.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held March 19, 1997 (the "1997 Proxy Statement").

Tissue-Guard(TM), Supple Tissue-Guard(TM), Peri-Strips(R), Dura-Guard(R), Vascu-Guard(R), Supple Peri-Guard(R), Peri-Guard(R), Biograft(R), Flo-Rester(R), and Bio-Vascular Probe(R), are trademarks of the Company. VoxelView(R), VoxelGeo(R), Voxel Animator(TM), and Vitrea(TM) are trademarks of Vital Images Incorporated ("Vital Images").

Forward-Looking Statements
--------------------------

This Annual Report on Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Important Factors."


PART I

ITEM 1 - Business
-----------------

Bio-Vascular, Inc. ("Bio-Vascular" or "the Company") was incorporated in Minnesota in July 1985. The Company's principal executive offices are located at 2575 University Avenue, St. Paul, Minnesota 55114-1024, and its telephone number is (612) 603-3700.

Discontinued Operations
-----------------------

On October 28, 1996, the Bio-Vascular Board of Directors approved the spin-off of its wholly owned subsidiary, Vital Images, to the Company's shareholders through a pro rata distribution of all of the issued and outstanding shares of capital stock. The spin-off is expected to occur around March 31, 1997, following review of the appropriate filings by the Securities and Exchange Commission, at which time Vital Images will trade as an independent public company. The Company has attempted to structure the transaction as tax-free, but since no advance ruling will be sought from the Internal Revenue Service, no assurance can be made about the final tax treatment of the transaction. In connection with the distribution, the Company will mail to shareholders, prior to the distribution date, an Information Statement containing information regarding Vital Images, its business and operations, and the distribution.

Vital Images is a leading developer of 3-D volume rendering software for medical research, clinical diagnosis and screening, and surgical planning. Its products, which are sold worldwide to hospitals, medical imaging centers, surgery centers and oncology centers, are intended to reduce invasiveness, enhance visual information and produce fast results.

In November 1996 Vital Images received clearance from the U.S. Food and Drug Administration ("FDA") to market its new Vitrea(TM) 3-D medical visualization system. The Vitrea system permits the user to visualize radiological images in two or three dimensions, and navigate or "fly through" them interactively. Vitrea will automatically set all visualization parameters using adaptive clinical protocols. The Vitrea system, which consists of proprietary software from Vital Images, operates on the new Silicon Graphics 0/2/(TM) computer and will be marketed as an integrated visualization system. The Vitrea system incorporates two features that make it easy to use: the built in clinical workflow and the clinical protocols. The Vitrea workflow allows the user in five minutes or less to: retrieve CT or MR data over the hospital's network; select a starting image from a gallery of 2-D or 3-D views; "fly" through or around the selected 3-D view; take a snapshot of selected images and create a multimedia report; print the report to standard film or paper printers; and post the report to an intranet server for instant secure access to the referring physician using PC-based web browser technology.

Vital Images will market the Vitrea system through a direct sales channel in the United States and through dealers in Europe and Asia, pending the appropriate regulatory clearances in those countries. In addition, Vital Images is pursuing development and sourcing relationships with major diagnostic imaging manufacturers.

Vital Images' offices are located at 2575 University Avenue, St. Paul, MN 55114-1024 and at 505 North Fourth Street, Fairfield, Iowa 52556. Its telephone number in St. Paul is (612) 603-3800 and in Fairfield is (515) 472-7726.

As a result of the plan to spin-off Vital Images, the Company's financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K report the business of Vital Images as discontinued operations.

General Development of Business
-------------------------------

Bio-Vascular, Inc. develops, manufactures and markets proprietary specialty medical products for use in thoracic, cardiac, neuro and vascular surgery. The Company's products include the Tissue-Guard product line and the Biograft peripheral vascular graft. The Tissue-Guard product line includes Peri-Strips, Dura-Guard, Vascu-Guard, Supple Peri-Guard, Peri-Guard, Tissue-Guard and Supple Tissue-Guard. Tissue-Guard products are made from bovine pericardium (the thin membrane surrounding the heart of cattle) processed using the Company's proprietary tissue-fixation technologies. The Tissue-Guard products, made in various configurations, are used in a wide variety of surgical procedures and are designed to reinforce, reconstruct and repair tissue and prevent leaks of air, blood and other body fluids. Biograft is used to bypass blocked blood vessels and is produced from modified human umbilical veins. The Company also markets and sells two surgical tools used in cardiac and vascular surgery, Flo-Rester vessel occluders and the Bio-Vascular Probe, both of which are used in bypass surgeries.

Peri-Strips was cleared to market by the Food and Drug Administration ("FDA") in April of 1994. Peri-Strips are used primarily in lung volume reduction surgery ("LVRS") and other surgical procedures on the lung. LVRS is performed principally on patients with late-stage emphysema who have significantly reduced respiratory function. During a bilateral procedure, a portion of each diseased lung is removed from the patient to provide relief from the symptoms of emphysema. Peri-Strips are designed to prevent air leakage at the surgical staple line which is essential to successful LVRS. While there is considerable evidence that LVRS can significantly improve patients' breathing capacity, exercise tolerance and quality of life, there does not presently exist, however, a statistically significant body of clinical data from which to draw conclusions concerning long-term outcomes associated with LVRS, as the procedure was first performed less than four years ago.

Dura-Guard, which was cleared to market by the FDA in June of 1995, is a dural patch used in cranial surgery designed to reduce post-surgical adhesions and fluid leakage. Vascu-Guard, which was cleared to market by the FDA in June of 1995, is a vascular patch used primarily in carotid endarterectomy procedures designed to improve tissue integration and reduce suture line bleeding. In addition, the Company markets Supple Peri-Guard and Peri-Guard as a general soft-tissue patching material for use in specialty surgical procedures.

The Company entered a period of significant growth in late 1994 and fiscal 1995. Net revenue ("revenue") increased by 110%, fueled by sales of its Peri-Strips product. Revenue from the sales of Peri-Strips was $685,000 in fiscal 1994 and had increased to $5,550,000 in fiscal 1995. In January of 1996, the Healthcare Financing Administration ("HCFA"), the agency of the federal government that administers Medicare, made a national policy decision not to reimburse LVRS ("the HCFA decision"). These surgeries had been reimbursed nationwide on a regional basis during fiscal 1994 and 1995. The Company estimates that approximately 70% of the patients undergoing LVRS in fiscal 1995 were Medicare patients. In April of 1996, the National Institute of Health ("NIH") announced a collaborative study of LVRS with HCFA. The study, as it is currently structured, is estimated to take seven years if it goes to completion and will include 2,580 Medicare patients, with a little more than half of those receiving LVRS done bilaterally by open median sternotomy or thoracoscopic. This represents less than 2% of those currently estimated to benefit from LVRS. The HCFA decision materially and adversely affected the Company's financial results. In fiscal 1996 revenue from the sale of Peri-Strips decreased $1,214,000 to $4,336,000. The Company understands that private insurance companies and managed care organization are currently reimbursing LVRS based on their own evaluation of the procedure and its outcomes. It is unknown whether these private payers will change their reimbursement practices in the future. If these private payers change their reimbursement practices, it could have an adverse impact on the Company's business, financial condition and results of operations. (See
Business -Third Party Reimbursement and Cost Containment on Pages 15 and 16 of this Report.)

Members of Congress have been focusing their attention on the concerns raised by HCFA's decision not to reimburse LVRS. The federal government's fiscal year 1997 appropriations bill, which was signed into law in the Fall of 1996, included language requiring HCFA to review all available studies and research data on the treatment of end-stage emphysema by LVRS and make a recommendation to Congress as to the appropriateness of Medicare coverage by January 1, 1997. The legislative history accompanying the law and interpreting this bill language calls for HCFA's report to describe "a method and schedule for restoring Medicare coverage of lung volume reduction surgery." As of January 24, 1997, HCFA has not complied with this mandate and no information regarding the report is available at this time. In addition, in late December 1996, a dozen members of Congress submitted a written request to the House Ways and Means Committee that it hold a hearing early in 1997 regarding LVRS because "such important ethical and quality of care concerns have been raised." The hearing request letter also states, "because many in the medical community believe LVRS is a safe and effective treatment for certain patients with end-stage emphysema, we are concerned that the decision not to extend Medicare coverage for the procedure could negatively affect the lives of thousands of older Americans who suffer from this disease." Despite the interest and action of Congress, no assumptions can be made that any changes will occur to alter the study as it is currently designed or to change the reimbursement decision before the study is complete.

Financial Information About Industry Segments
---------------------------------------------

In connection with the spin-off of Vital Images and the Company's reporting of the Vital Images business as discontinued operations in the financial statements and notes thereto contained elsewhere in this Report, the Company's revenues, operations and assets reported herein represent the Company's sole continuing industry segment of developing, manufacturing and marketing proprietary specialty medical products.

Narrative Description of Business
---------------------------------

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

Surgical procedures that are enabled or enhanced by the Company's tissue-based products include lung volume reduction, craniotomy, carotid endarterectomy and lower limb vascular reconstruction. Sales of the Company's products used in these procedures accounted for 81% and 82% of the Company's net revenue in fiscal 1996 and 1995, respectively.

Lung Volume Reduction Surgery ("LVRS"). Emphysema, most often caused by cigarette smoking, is a progressive disease of the lungs characterized by air-filled expansions or pocket-like blisters in the tissue of the lungs. Because the air in the lungs cannot be fully expelled, the effort to inhale fresh air becomes increasingly difficult, pushing the lung walls farther out and causing the lungs to expand and lose their elasticity. The diaphragm, the major muscle used for breathing, becomes flattened and loses its ability to function. As the disease advances and patient health is progressively compromised, breathing becomes more difficult. Persons with late-stage emphysema eventually become incapable of even minor physical activity and often become dependent upon continuous supplemental oxygen even when at rest. As a result, late-stage emphysema can significantly reduce mobility, leaving individuals with late-stage emphysema unable to care for themselves or engage in normal daily activities. Because of the weakened respiratory condition of these patients, common illnesses involving pulmonary functions can result in emergency room visits and hospitalization.

Non-surgical therapies for patients suffering from emphysema include (i) bronchodilators (pills and inhalers), to open up airways to temporarily relieve wheezing or shortness of breath, (ii) steroids, to reduce inflammation in the airways, (iii) pulmonary rehabilitation to increase endurance, and (iv) oxygen supplements to help decrease the feeling of shortness of breath. Each of these non-surgical therapies, however, offers only temporary relief and each becomes less effective as the disease progresses. Data gathered by the Company indicates that just the cost of medication and oxygen supplements for late-stage emphysema patients can range from $5,000 to $8,000 annually. In addition, visits to the doctor, in-home health care and equipment, and the need for periodic emergency room care for persons suffering the effects of late-stage emphysema, can increase costs substantially.

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

In the 1950's, a surgical procedure was developed to treat the symptoms of late-stage emphysema by removing damaged lung tissue. Due to air leaks around the suture lines, these experimental LVRS procedures resulted in a high mortality rate and long, painful post-surgical recovery periods. As a result, the LVR procedure was abandoned. In the late 1980's, various surgeons began to develop specialized techniques for accessing and resecting the lung. The use of surgical staples was introduced to perform LVRS more quickly, a particularly important consideration in light of the debilitated condition of the patients requiring the surgery. Despite many advances in LVRS, multiple small air leaks caused by the staples in the lung continued to limit the effectiveness of the procedure. In 1994, Dr. Joel Cooper, a pioneer in lung transplant surgery, modified LVRS using strips of Supple Peri-Guard to reinforce the staple line to prevent air leakage around the staples.

During LVRS, the surgeon collapses one lung, while allowing the patient to continue breathing with the other lung with supplemental oxygen. Using a stapling device, the surgeon removes sections of damaged tissue, typically 20% to 30% of each lung. The Company's Peri-Strips are used to strengthen these staple lines and prevent air leakage. By removing the most diseased tissue, the remaining lung tissue has room to expand, improving breathing capacity by, among other things, enabling the muscles used in breathing to regain their function and allowing the rib cage and diaphragm to return to their normal size and state. The Company estimates that the current cost of LVRS ranges from $25,000 to $45,000 per procedure.

The American Lung Association estimates that in 1992 there were approximately
1.9 million Americans suffering from emphysema. LVRS, however, is currently only being performed on a small portion of these patients who have late-stage emphysema and who meet certain criteria established by the attending surgeons. Currently, most surgeons require that an LVRS candidate be less than 75 years old, quit smoking at least six months prior to LVRS, have no documented history of heart disease or previous lung surgery and have no other major diseases. In addition, most surgeons performing LVRS require that candidates have documented lung function testing and chest x-rays detailing the severity of the condition. The Company believes that the patient selection criteria will continue to be refined as surgeons become more familiar with LVRS and as long-term clinical results become available.

While LVRS is not a cure for emphysema, the results from the procedure to date are encouraging based on information available to the Company. Generally, this information suggests that patients undergoing the procedure have reduced shortness of breath, improved exercise tolerance and improved quality of life. However, LVRS was only re-introduced into the United States in late calendar 1993. While it is estimated that over 2,300 surgeons have been trained and over 4,500 procedures have been performed, not enough time has elapsed to provide a statistically significant body of clinical data from which to draw conclusions concerning the long-term efficacy and long-term outcomes associated with LVRS.

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

After the specific brain condition has been treated by the surgeon, the dura often must be closed to prevent cerebral spinal fluid leakage. While the dura is often closed with direct suture, surgeons who consider the prevention of fluid leakage to be critical to the success of the operation will use a dural patch. The primary patching materials include autologous tissue, synthetic patches, processed cadaver tissue or bovine pericardium. The Company's Dura-Guard Dural Repair Patch is designed to be sewn to the dura to close the incision by fusing to the native dura with little or no adhesion (an abnormal union between two tissue surfaces not intended to be joined) to the underlying brain cortex.

The Company estimates that in the United States approximately 125,000 cranial operations were performed in 1995. Whether a dural patch is used in such operations is subject to surgical conditions and surgeon discretion. Dural patching is most often used when the dura shrinks after incision such that sutures alone may not provide adequate closure.

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

While the Company estimates that in the United States approximately 110,000 carotid endarterectomy procedures were performed in 1995, the use of a patching material in such procedures is subject to surgeon discretion. Once a surgeon determines a vascular patch is necessary or desirable, the surgeon has additional discretion in determining the type of patching material to use. Characteristics of an effective vascular patch include the ability to imitate human tissue, to exhibit good blood flow characteristics and to reapproximate around sutures to prevent blood leaks. The primary patching materials include autologous tissue, synthetic patches made out of polytetraflurothylene ("PTFE"), silicone fabric or tissue-based patches made out of bovine pericardium, such as Vascu-Guard.

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

Saphenous veins (autologous veins from the leg) typically provide the most effective grafting material. In many instances, however, a suitable saphenous vein may be unavailable in sufficient quantity or quality, and a substitute graft must be used. The primary alternative substitute grafts involve synthetic grafts made from PTFE or bio-synthetic materials or tissue-based grafts, such as Biograft. The Company estimates that in the United States approximately 55,000 lower limb vascular reconstructions were performed in 1995.

Products
--------

The following table summarizes the Company's Surgical Business product lines and primary products, the procedures in which such products are used and the type of regulatory clearance obtained for such products:

                                                                                                      Regulatory
                        Product             Application               Representative Procedure        Clearance
Product Line          ------------    -------------------------      ---------------------------     -----------
------------
Tissue-Guard

                      Peri-Strips     Soft tissue stapling           Lung volume reduction/lung
                                      buttress                       resection                       510(k)

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

Biograft
                      Biograft        Peripheral vascular            Lower limb vascular
                                      bypass graft                   reconstruction                  PMA

Surgical
Productivity Tools
                      Bio-Vascular    Locator of arterial            Various surgical bypass
                      Probe           blockages                      procedures                      510(k)

                      Flo-Rester      Internal vessel occluder       Coronary artery  bypass         510(k)
                                                                     graft surgery


The following table summarizes the net revenue contributed by the Company's primary Surgical Business products and various product lines for the periods indicated:

                                              Years Ended October 31,
    Product/                                  -----------------------
    Product Line                             1996       1995      1994
    ------------                             ----       ----      ----
                                                 (In thousands)

    Peri-Strips......................       $4,336      $5,550  $  685

    Tissue-Guard Product (excluding
     Peri-Strips)....................        2,944       1,845     990

    Biograft.........................          938       1,198   1,525

    Surgical Productivity Tools......        1,902       1,825   1,700


Tissue-Guard Product Line. The Company's Tissue-Guard products are all produced
--------------------------
from bovine pericardium. Many of the product characteristics and competitive advantages of this product line are derived from the collagen configuration of the bovine pericardium. Collagen, which is a fibrous protein found in all multi-cellular animals, makes the pericardium durable and provides superior fluid interface properties, similar to autologous tissue. These characteristics allow for effective host tissue incorporation. Host cells deposit a collagen matrix on the surface of the pericardial product, which helps the Tissue-Guard product integrate into the host tissue and which the Company believes enhances the long-term tensile strength (the maximum stress a material subjected to a stretching load can withstand without tearing) of all the products in the Tissue-Guard product line.

The Company processes the bovine pericardium using proprietary and patented tissue-fixation technologies. The tissue is treated with glutaraldehyde and other proprietary chemical treatments to prevent degradation of the tissue and to render it biologically compatible with the host tissue. In addition, according to studies commissioned by the Company, the tissue-fixation technologies used by the Company reduce the level of residual glutaraldehyde remaining in the processed tissue to less than six parts per million, resulting in a lower incidence of host tissue inflammatory response and promoting host tissue incorporation similar to the body's natural healing process. Tissue-Guard has a 15 year history of successful clinical performance as a surgical patch in a wide variety of clinical applications.

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

Peri-Strips. Peri-Strips, soft tissue stapling buttress, are currently used
-----------
primarily in LVRS but are also used for lobectomy (removal of a lobe), excision/destruction of a lesion and segmental resection of the lung. The key competitive features of Peri-Strips include the following:

 . Reapproximation. Due to the elastic-like nature of the collagen fibers in the tissue, Peri-Strips reapproximate (close around) surgical staples to prevent pulmonary air leaks at the staple site.

 . Prevents Enlargement. The elasticity of Peri-Strips prevents staple holes from enlarging, which could lead to additional air leaks and require additional surgery.

 . Reinforcement. The use of Peri-Strips strengthens the entire staple line, which makes it more durable and less likely to tear. Also, Peri-Strips are thin enough to allow for staple lines to be overlapped, which is often required during LVRS.

 . Sleeve Configuration. The sleeve configuration of Peri-Strips is customized to fit disposable, reusable and endoscopic staplers of varying sizes and produced by different manufacturers. The sleeve configuration allows for greater ease of use and reduced surgical time resulting in lower costs.

The Company estimates its net revenue per LVRS to be approximately $1,500.

Dura-Guard.  Dura-Guard, a dural repair patch, is primarily used in craniotomy
----------
procedures when the dura must be repaired and suturing without a patch is not deemed sufficient. Dura-Guard offers advantages over competitive dural patches produced from autologous or cadaver tissue. Harvesting autologous tissue necessarily involves a second surgical site, thereby increasing costs and recovery time. Cadaver tissue is subject to rigorous tissue bank regulations, which could impact upon the availability of such tissue. Certain other competitive advantages of Dura-Guard relate to the specific benefits produced by the physical properties of Dura-Guard in connection with the craniotomy procedure. Observations in the course of subsequent surgical procedures on patients receiving Dura-Guard patches have shown that there is little or no adhesion formation on the Dura-Guard surface that faces the cerebral cortex, a complicating factor following any cranial surgery. In addition, Company commissioned studies have shown that fibrous bone cells invade the Dura-Guard surface facing the cranium, as they do the human dura, inviting good host tissue incorporation. The collagen configuration of the processed bovine pericardium in Dura-Guard reapproximates around the sutures used to affix the patch, thereby providing a barrier between the skull and the tissue layers underlying the dura and preventing the leakage of cerebrospinal fluid. Studies have shown synthetic materials have been unable to perform as effective dura substitutes and have been associated with late subdural hematoma formation (bleeding between the dura and the brain).

Vascu-Guard.  Vascu-Guard, a vascular repair patch, is primarily used in carotid
-----------
endarterectomy procedures when the carotid artery must be repaired and closing the vessel without a patch is not deemed sufficient. Vascu-Guard offers advantages over competitive carotid artery repair patches produced from autologous tissue or synthetics. The use of autologous tissue necessarily involves a second surgical site and results in increased costs and additional recovery time. Synthetic patches, which lack the collagen configuration of tissue, do not reapproximate around sutures as does the Vascu-Guard product, thereby increasing the risk of suture line bleeding and resulting in longer operating times. In addition, unlike synthetic patches, the physical attributes of Vascu-Guard imitate human tissue and certain characteristics associated with human tissue. Specifically, Company commissioned studies have shown that, once healed, Vascu-Guard supports endothelialization (growth of a cell layer normally lining the interior of blood vessels) and its non-thrombogenic blood flow surface imitates the blood flow characteristics of autologous vessels. In addition, its pulsatility (ability to reflect movement signifying the rhythmic pumping of the heart) allows the surgeon to readily verify normal blood flow after implantation.

Biograft .  Biograft, a peripheral vascular graft manufactured from human
--------
umbilical veins, is indicated for use in lower limb vascular reconstructions when a saphenous vein is not available. Biograft offers advantages over competitive vein grafts produced from synthetics, like PTFE, due to its thrombo-resistant surface which provides smooth blood flow and minimizes turbulence and risk of occlusion. Other competitive advantages of Biograft include its long-term patency and its similarity to an autologous blood vessel, minimizing intimal hyperplasia (a build up of cells on the interior of the blood vessel which results in restricted blood flow). In addition, a knitted and supportive Dacron mesh is placed around the graft, which allows for easier handling and promotes tissue integration for strength and stability.

Surgical Productivity Tools. Flo-Rester and Bio-Vascular Probe.  The Company's
---------------------------
Flo-Rester products are vessel occluders manufactured from medical grade silicone. The Flo-Rester products are designed to interrupt blood flow in arteries and to stent them (hold them open) during surgery, thereby facilitating the suturing together of vessels. These products are primarily used during coronary artery bypass graft surgeries in which blood is routed past the heart through a heart-lung bypass machine in order to keep the heart free of blood during surgery. During such procedures, incidental blood flow obstructs the surgeon's view of the operative site and interferes with precise suturing. Flo-Rester consists of a flexible shaft with small bulbs at each end that are inserted into the blood vessel at the point where the artery bypass is sutured to the artery to stop the blood flow. Competitive procedures involve external occlusion through the use of clamps, snares or tapes. The Bio-Vascular Probe is a flexible shaft with varying sizes of bulbous tips on either end. Surgeons use the Bio-Vascular Probe to locate occlusions or blockages in arteries and to ascertain the blood flow characteristics of arteries. The Bio-Vascular Probe is inserted and fed into an artery. When the tip of the probe meets resistance, the surgeon is able to identify the exact location of the occlusion. The Bio-Vascular Probe is then extracted and a bypass is completed below the occlusion. In addition, the Probe can be used to atraumatically lift the edge of the incision to assist the surgeon in accurately placing sutures, which can improve the functioning of bypass grafts.

 Research and Development

The Company generally allocates its research and development resources among three broad functions: research and development supports current products through training of Company personnel and writing and publishing research papers on existing products; they develop product line extensions by improving current products or developing new applications for current products; and they develop new products for surgical uses that utilize the Company's proprietary technologies and core competencies in tissue processing and bio-materials.

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

The Company's research and development staff currently consists of three scientists and two technicians. The Company also expands its research and development activities through the use of external consultants and research staff and facilities at research centers and hospitals on an as-needed basis. The Company spent approximately $909,000, $643,000 and $414,000 on research and development in fiscal 1996, 1995 and 1994, respectively.

 Marketing

The sales and marketing strategy of the Company includes developing and maintaining a close working relationship with the hospitals and surgeons who purchase and use the Company's products in order to assess and satisfy their needs. For the past two years, the Company has focused marketing efforts toward assisting in the education of surgeons in the use of Peri-Strips in LVRS through sponsorship of workshops and training programs. These workshops and training sessions have been conducted in the United States, Canada and certain European and Far Eastern countries. The Company estimates that approximately 2,350 surgeons have been trained in LVRS as of the end of fiscal 1996. The Company has also sponsored "focus group" meetings as a forum for discussion and the exchange of information for surgeons performing LVRS. In addition, the Company sponsors surgeon workshops and training programs in the use of Biograft.

The Company's sales and marketing strategy is also designed to ensure that the Company has an innovative ''first in the mind of the customer'' focus that results in timely and effective marketing programs and new product introductions. These programs include surgical trade shows, support of the presentation of clinical data and new product information by key physicians, limited direct-mail campaigns and the development of strategic physician alliances and utilization of the Company's scientific advisory boards. The Company believes these efforts to be cost-effective in producing awareness of, and loyalty to, the Company's products.

The Company's products are sold to hospitals and surgeons worldwide. For the fiscal years ended October 31, 1996, 1995 and 1994, approximately 22%, 17%, and 30% of the Company's revenue, respectively, were from sales in international markets. The decrease in the percent of net revenue attributed to international markets during fiscal 1995 was primarily due to increases of sales of Peri-Strips in the United States. The majority of the Company's international sales are in Europe.

In the United States, the Company sells its products through a combination of 12 distributors and independent sales representatives managed by regional sales managers. To further strengthen the direct relationship between the Company and the end users of its products, the Company requires distributors to provide the Company with the names and addresses of such end users. The Company also ships products directly to end users for a limited period of time when there is a new product application. In addition to strengthening customer relationships, this practice provides the Company with some protection in the event a distributor is terminated and resists providing the Company with customer lists.

Internationally, the Company's products are sold through 35 distributors. In some situations, sales in a country may occur through more than one distributor due to distributors' varying market strengths and focus.

In fiscal 1996, three domestic distributors accounted for the following percentages of the Company's gross revenue: Futuretech, Inc., (18%); Life Systems, Inc., (15%); and Cardio Medical Products, (12%). In fiscal 1995, the same three domestic distributors each accounted for more than 10% gross revenue, while in fiscal 1994 Futuretech and Life Systems accounted for more than 10% of gross revenue.

The Company currently has written agreements with 29 of its domestic and international independent sales representatives and distributors. These agreements generally impose limited geographic exclusivity and minimum purchase obligations on the Company's independent sales representatives and distributors. However, significant overlap occurs in many of the Company's international distribution agreements. These agreements are typically terminable upon breach of the agreement by the distributor, including breach of the minimum sales obligations imposed by the agreement, as well as certain extraordinary events.

The Company's marketing and sales department and its national and international distribution network is managed by the Vice President of Marketing and Sales. The Company's marketing and sales department currently consists of 13 employees. These employees include domestic and international sales managers, domestic regional sales managers, product managers, administrative and customer service personnel.

 Competition

The Company competes primarily on the basis of product performance, service and price. The Company believes that product performance is the single most important factor in selling any of its products and develops and produces its products accordingly. The surgical products market in which the Company competes is characterized by intense competition. This market is dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Many of these competitors offer broader product lines within the Company's specific product market, particularly in the Company's surgical tool product markets and/or in the general field of medical devices and supplies. Broad product lines give many of the Company's competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that compete with the Company's products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, health maintenance organizations and other managed care organizations that increasingly seek to reduce costs through centralization of purchasing functions.

In 1996 the FDA cleared for marketing a synthetic product made from PTFE, configured for use with surgical staplers in LVRS, and intended to compete with Peri-Strips. Pictures taken with electron microscopes indicate that PTFE , unlike Peri-Strips, does not fully reapproximate around surgical staplers. Additionally, the Company is aware of two tissue products that appear to intend to compete with Peri-Strips. The Company, however, has three patents related to the use of Peri-Strips as a soft tissue stapling buttress (see Intellectual Property on page 16) which the Company intends to vigorously enforce. To the Company's knowledge, there are dural patches currently available that compete with Dura-Guard. These are either autologous tissue or processed cadaver tissue, including Tutoplast(TM), a processed cadaver product manufactured by Biodynamics International, Inc., and synthetic patches. In addition to specifically configured patches, there are multi-purpose patches made from bovine and other types of animal tissue that compete with the Company's Supple Peri-Guard, Peri-Guard, and Vascu-Guard products, including bovine pericardium products produced by Medtronic, Inc. and Baxter International Inc. The Company does not believe that these alternative bovine pericardium products have specific FDA marketing clearance for use in the lung, although such products are FDA cleared for pericardial closure and soft tissue repair. In addition, synthetic multi-purpose patches made out of PTFE or silicone fabric are currently available. W. L. Gore & Associates, Inc., manufacturer of Gore-Tex(R), is believed to have a prominent position in the synthetic patch market. Synthetic patches are generally cheaper to produce and to the extent that comparable synthetic patches are available and effective in procedures, the Company faces significant price competition for its Tissue-Guard products. The Company believes, however, that the collagen characteristics exclusive to tissue, the special configuration of its Tissue-Guard products and the proprietary tissue-fixation technology (Supple Peri-Guard, Peri-Strips, Dura-Guard and Vascu-Guard) and patented (Peri-Guard) tissue-fixation technology employed by the Company offer significant product performance advantages over competing products.

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

There can be no assurance that products which compete with the Company's products will not achieve greater acceptance than the Company's products or that future products developed by competitors will not offer similar or enhanced performance advantages relative to the Company's product.

  Manufacturing

The Company manufactures all of its products except the Bio-Vascular Probe at its St. Paul, Minnesota facility. In late fiscal 1996, the Company acquired the equipment and technology necessary to manufacture the Bio-Vascular Probe and expects to begin the manufacture early in calendar 1997. Until that time, the Bio-Vascular Probe will continue to be manufactured to the Company's specifications by a contract manufacturer, with certain final cleaning, packaging and sterilization testing procedures performed by the Company at its St. Paul facility. Since July of 1995, the Company has occupied a 36,000 square foot facility, which more than doubled its total space and nearly quadrupled its manufacturing capacity.

The Company acquires bovine pericardium for use in the Tissue-Guard product line from a private independent contractor who obtains the tissue from local United States Department of Agriculture ("USDA") inspected meat packing facilities. The Company acquires human umbilical cords for use in Biograft from various hospitals throughout the United States. The Company has not experienced any product shortages arising from interruptions in the supply of any raw materials or components, and has identified alternative sources of supply for such raw materials and components.

Governmental Regulation

The manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. In the United States, the FDA administers the Federal Food, Drug and Cosmetics Act and amendments thereto. The Company is subject to the standards and procedures respecting manufacture and marketing of medical devices contained in the Federal Food, Drug and Cosmetics Act and the regulations promulgated thereunder and is subject to inspection by the FDA for compliance with such standards and procedures.

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

The Company is also subject to regulation in most of the foreign countries in which it sells its products with regard to product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. The national health or social security organizations of certain of such countries require the Company's products to be qualified before they can be marketed in those countries. In Japan, a potentially significant market for the Company's products, clinical trials of certain of the Company's products are required before such products can be cleared for sale in the Japanese market. To date, this has delayed the Company's market entry in some cases, but has not ultimately prevented sales in Japan of any of the Company's devices sold in the United States. The Company relies on its independent distributors to comply with the majority of the foreign regulatory requirements, including registration of the Company's products with the appropriate governmental authorities. To date, the Company has been successful in complying with the regulatory requirements in most foreign countries in which its products are marketed.

Bovine Spongiform Encephalopathy ("BSE") is endemic in cattle in the United Kingdom (UK) and has received much publicity in Europe regarding beef for dietary consumption. Under the direction of the USDA, the U.S. government has had an active program of surveillance and import controls since the late 1980's, designed to prevent the introduction of BSE into U.S. cattle. To date all evidence indicates that U.S. cattle are free of BSE. The Company obtains all of its raw pericardium from USDA slaughterhouses. To date BSE has not impeded sale of the Company's products worldwide. The Company's Notified Body, the British Standards Institute ("BSI"), and French authorities have specifically reviewed Tissue-Guard sourcing and manufacturing processes and have then accepted the Company's bovine pericardium products. The Company cannot predict whether or not a case of BSE may someday be reported in the U.S. If a case of BSE were reported in the U.S. cattle, it could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company does not anticipate that any countries will prohibit the sale of Tissue-Guard products as a result of concerns related to BSE, such prohibition by certain countries could have a material adverse effect on the Company's business, financial condition and results of operation.

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

The Company's new manufacturing facilities and processes were inspected and audited by the BSI to verify the Company's compliance with the requirements of the Medical Device Directive ("MDD") issued by the European Union ("EU"). They have also verified that the Company's quality system conforms with the ISO 9001 international quality standard and that its products conform with the "essential requirements" set forth by the MDD for the class of products produced by the Company. In June of 1996, BSI certified the Company's conformity with both the ISO 9001 standard and the MDD essential requirements, entitling the Company to place the "CE" mark on the Company's Tissue-Guard products. The CE mark enables the Company's products to be marketed, sold and used throughout the EU, subject to limited "safeguard" powers of member states. Presently, the CE mark is not required to be affixed to the Company's products (or those of its competitors) sold in the EU, but may be affixed during a transition period currently in effect and which began January 1, 1995. This transition period will end on June 15, 1998, when all of the Company's current products (and those of its competitors) will be required to comply with the essential requirements in order to be marketed in the EU.

The future regulatory environment for Biograft in Europe is unclear. The MDD explicitly excludes from coverage medical devices derived from human tissue; however, certain European medical device manufacturers are actively lobbying for the re-inclusion of such devices in the MDD. If this effort is successful, the earliest date for applying for CE mark approval for Biograft is expected to be 1998. In addition, if extensive donor screening and donor testing requirements are imposed, such requirements could make it uneconomical to sell Biograft in Europe even under the CE mark. As a result of significant problems with their blood supply, France has passed national laws and regulations requiring extensive donor screening and testing on products derived from human tissue. Accordingly, Biograft is not being sold in France. It is not known whether a CE mark for Biograft would override such national requirements or whether other countries in the EU will adopt regulations similar to those of France. The Company is seeking Biograft registration in Germany, but cannot predict when or if it will achieve such registration. Biograft is not marketed generally in Germany, but rather is prescribed by physicians on a prescription-by-prescription basis only. If the CE mark is unavailable for Biograft or if the requirements for obtaining a CE mark are too burdensome, the Company intends to seek country-by-country registration of the product where such registration requirements exist for as long as it continues to market the Biograft. The Company cannot predict when or if it would obtain such registrations.

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

Third Party Reimbursement and Cost Containment

The Company's products are purchased primarily by hospitals and other users which then bill various third-party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private health insurance plans and managed care organizations, reimburse part or all of the costs and fees associated with the procedures utilizing the Company's products.

The availability and level of reimbursement from third-party payers is significant to the Company's business. For Medicare carriers, HCFA may establish a national coverage policy, including the amount to be reimbursed, for coverage of claims submitted for reimbursement related to a specific procedure. Private health insurance plans and managed care organizations make their own determinations regarding coverage and reimbursement based either upon "usual and customary" fees or, increasingly, upon a similar prospective payment system.

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

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be proposals by legislators and regulators and third-party payers to curb these costs. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan, and over 80% of hospitals participate in or have agreements with HMOs. It has become a typical practice for hospitals to affiliate themselves with as many managed care plans as possible. Higher managed care penetration typically drives down the prices of health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payor measures may have on its future business, financial condition or results of operations.

Because the Company's surgical products are primarily used in thoracic, cardiac, neuro and vascular surgeries, changes in reimbursement policies and practices of third party payers with respect to these surgeries could have a substantial and material impact on sales of the Company's products. The development or increased use of more cost effective treatments for diseases requiring these surgeries could cause such payers to decrease or deny reimbursement for such surgeries or to favor these other treatments over surgical treatment.

In January of 1996, HCFA made a national policy decision not to reimburse LVRS ("the HCFA decision"), which had been reimbursed nationwide on a regional basis during fiscal 1994 and 1995. The Company estimates that approximately 70% of the patients undergoing LVRS in fiscal 1995 were Medicare patients. In April of 1996, the National Institute of Health ("NIH") announced a collaborative study of LVRS with HCFA. The study, as it is currently structured, is estimated to take seven years if it goes to completion and will include 2,580 Medicare patients, with a little more than half of those receiving bilateral open median sternotomy or thoracoscopic LVRS. This represents less than 2% of those currently estimated to benefit from LVRS. The HCFA decision materially and adversely affected the Company's financial results. In fiscal 1996 revenue from the sale of Peri-Strips decreased $1,214,000 to $4,336,000. The Company understands that some private insurance companies and managed care organizations are currently reimbursing LVRS based on their own evaluation of the procedure and its outcomes. It is unknown whether these private payers will change their reimbursement practices in the future.

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

The Company has been granted three United States patents relating to the use of tissue on a removable backing which cover the sleeve configuration of Peri-Strips, the combination of tissue with a surgical stapling gun, and methods of performing a surgical procedure to remove diseased tissue. The Company holds no patents and pays no royalties on Supple Peri-Guard or the configurations of Supple Peri-Guard marketed as Dura-Guard or Vascu-Guard. In December 1994, the Company entered into an agreement with Surgical Research, Inc., which obligates the Company to pay royalties of five percent (5%) on revenue from sales of Peri-Strips for the life of the patents. In December 1995, the Company purchased the patent for Peri-Guard. Previously, the Company had an exclusive, worldwide, perpetual license to make, use and sell its Peri-Guard product for use in connection with the cardiovascular system. The Company also has an exclusive, worldwide, perpetual license to make, use and sell its Flo-Rester product. The last of the patents related to the Company's Biograft product expired in November 1993.

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

The surgical products industry is characterized by frequent and substantial intellectual property litigation, and competitors may resort to intellectual property litigation as a means of competition. The surgical products markets are characterized by extensive patent and other intellectual property claims that can create greater potential than in less developed markets for possible allegations of infringement, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. Litigation may also be necessary to enforce patents issued to and licenses held by the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. It is the Company's intention to vigorously enforce and defend these intellectual property rights. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products which in turn would have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has registered United States trademarks, including Peri-Strips(R), Dura-Guard(R), Vascu-Guard(R), Supple Peri-Guard(R), Peri-Guard(R), Biograft(R), Flo-Rester(R) and Bio-Vascular Probe(R).

Employees

At January 2, 1997, the Company's continuing operations employed 64 full-time and two part-time individuals, including 5 in research and development, 26 in manufacturing, 13 in sales and marketing, 19 in general and administrative functions and three in regulatory affairs. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.


Financial Information About Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------

For information with respect to the Company's revenue attributable to international markets, see page 47 of this Annual Report on Form 10-K.


ITEM 1A - Important Factors
---------------------------

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects.

Limitations on Third-Party Reimbursement

The Company's products are purchased primarily by hospitals and other users, which bill various third-party payers, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Payers may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payor protocol regarding cost-effective treatment methods or was used for an unapproved indication.

Third-party payers are also increasingly challenging the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. The Company is unable to predict what changes will be made in the reimbursement methods used by third-party health care payers. There can be no assurance that the surgical procedures in which the Company's products are used will continue to be considered cost-effective by third-party payers, that reimbursement for such surgeries or imaging services will be available or, if available will continue, or that payers' reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. The cost of health care has risen significantly over the past decade, and there have been and may continue to be proposals by legislators, regulators and third-party payers to curb these costs. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payers, changes in third-party payers' policies towards reimbursement for procedures using the Company's products or legislative action could have a material adverse effect on the Company's business, financial condition and results of operations.

In January of 1996, HCFA made a national policy decision not to reimburse LVRS ("the HCFA decision"), which had been reimbursed nationwide on a regional basis during fiscal 1994 and 1995. The Company estimates that approximately 70% of the patients undergoing LVRS in fiscal 1995 were Medicare patients. In April of 1996, the National Institute of Health ("NIH") announced a collaborative study of LVRS with HCFA. The study, as it is currently structured, is estimated to take seven years if it goes to completion and will include 2,580 Medicare patients, with a little more than half of those receiving bilateral open median sternotomy or thoracoscopic LVRS. This represents less than 2% of those currently estimated to benefit from LVRS. The HCFA decision materially and adversely affected the Company's financial results. In fiscal 1996 revenue from the sale of Peri-Strips decreased $1,214,000 to $4,336,000. The Company understands that some private insurance companies and managed care organizations are currently reimbursing LVRS based on their own evaluation of the procedure and its outcomes. It is unknown whether these private payers will change their reimbursement practices in the future.

Highly Competitive Industries and Risk of Technological Obsolescence

The Company faces intense competitions. The medical products industry is highly competitive and characterized by rapid innovation and technological change. The Company expects technology to continue to develop rapidly, and the Company's success will depend to a large extent on its ability to maintain a competitive position with its technology. There can be no assurance that the Company will be able to compete effectively in the marketplace or that products developed by its competitors will not render its products obsolete or non-competitive. Similarly, there can be no assurance that the Company's competitors will not succeed in developing or marketing products that are viewed by physicians as providing superior clinical performance or are less expensive relative to the Company's products currently marketed or to be developed. Several established companies manufacture and sell surgical products which compete with all of the Company's surgical products. The companies with which the Company competes have greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. In addition, many of the Company's competitors offer broader product lines within the Company's specific product markets. Broad product lines may give the Company's competitors the ability to negotiate exclusive, long-term medical product supply contracts and the ability to offer comprehensive pricing for their products, including those that compete with the Company's products. By offering a broader product line in the general field of medical products and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations and managed care organizations that increasingly seek to reduce costs. There can be no assurance that the Company will be able to compete effectively with such manufacturers.

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

The medical product industry is characterized by frequent and substantial intellectual property litigation, and competitors may resort to intellectual property litigation as a means of competition. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of the outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. Litigation may also be necessary to enforce patents issued to the Company and license agreements entered into by the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. See "Intellectual Property" on page 16 of this Report.

Risks Associated with Human Tissue Products

Both the United States and Europe have recently focused attention on the safety of tissue banks, spurred by incidents of the transmission of human disease during tissue transplantation. In the United States, recent regulations drafted by the FDA have outlined requirements for tissue banks. The regulations have specifically excluded from regulation medical devices subject to FDA review, including preserved umbilical cord vein grafts such as Biograft. As a result, the Company does not expect Biograft to be subject to tissue bank regulations in the United States and the related expensive donor screening and donor testing procedures. There can be no assurance, however, that the FDA will not impose additional regulatory requirements on Biograft at some later date or that Biograft would be able to meet any such new requirements.

The future regulatory environment for Biograft in Europe is unclear. While the MDD issued by the EU explicitly excludes medical devices derived from human tissue from regulation, certain European medical device manufacturers are actively lobbying for the re-inclusion of such devices in the MDD. If this effort is successful, the earliest date for applying for CE mark approval for Biograft is expected to be 1998. In addition, if extensive donor screening and donor testing requirements are imposed, such requirements could make it uneconomical to sell Biograft in Europe even under the CE mark. Biograft accounted for 9% and 11% of the Company's net revenue and international net revenue, respectively, for the year ended October 31, 1996.

Bovine Spongiform Encephalopathy ("BSE") is endemic in cattle in the United Kingdom (UK) and has received much publicity in Europe regarding beef for dietary consumption. Under the direction of the USDA, the U.S. government has had an active program of surveillance and import controls since the late 1980's, designed to prevent the introduction of BSE into U.S. cattle. To date all evidence indicates that U.S. cattle are free of BSE. The Company obtains all of its raw pericardium from USDA slaughterhouses. To date BSE has not impeded sale of the Company's products worldwide. The Company's Notified Body, the British Standards Institute ("BSI"), and French authorities have specifically reviewed Tissue-Guard sourcing and manufacturing processes and have then accepted the Company's bovine pericardium products. The Company cannot predict whether or not a case of BSE may someday be reported in the U.S. If a case of BSE were reported in the U.S. cattle, it could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company does not anticipate that any countries will prohibit the sale of Tissue-Guard products as a result of concerns related to BSE, such prohibition by certain countries could have a material adverse effect on the Company's business, financial condition and results of operation.

Governmental Regulation

The Company's products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction, manufacturing, labeling and record keeping procedures for medical. The process of obtaining marketing clearance from the FDA for new products and new applications for existing products can be time-consuming and expensive, and there is no assurance that such clearances will be granted or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or additional applications for existing products. In addition, certain of the Company's products that are in the research and development stage may be subject to a lengthy and expensive pre-market approval ("PMA") process with the FDA. Even if regulatory approvals to market a product are obtained from the FDA, these approvals may entail limitations on the indicated uses of the product. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. The FDA, various state agencies and foreign regulatory agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling. A determination that the Company is in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures and, in extreme cases, criminal sanctions.

Approximately 22% of the Company's revenue in fiscal 1996 resulted from sales of its products outside the United States through independent distributors. International regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The Company relies on independent distributors to comply with these foreign regulatory requirements and communication between foreign regulatory agencies and the Company is indirect and occurs through the foreign distributor. The inability or failure of independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors' ability to sell the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

The new registration scheme in the EU requires that the Company's quality system conform with the ISO 9001 international quality standard and that its products conform with the "essential requirements" set forth by the MDD for the class of products produced by the Company. Compliance with these requirements will allow the Company to issue a "Declaration of Conformity" and apply the CE mark to products, allowing free sale in the EU. While the Company has obtained the "CE" mark for its Tissue-Guard products, there can be no assurance that the Company will be able to maintain compliance with the regulations to retain the CE mark. In addition, it is uncertain whether the Company will be successful in obtaining the CE mark for its other products or new product introductions. Failure to obtain the CE mark by 1998 would limit the Company's ability to sell its products in Europe and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Governmental Regulation" on page 12 of this Report.

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

In September 1996 the Company voluntarily issued a Safety Alert regarding the usage of its bovine pericardium as a urethral sling and removed "urethral sling" from the "indications" statement in its instructions for use. The Company issued the safety alert as a prudent course of action. The deletion of "urethral sling" from the labeling caused the action to fall into the category of a "field correction". In November 1996 the FDA acknowledged this field correction and reported it in the "FDA Weekly Enforcement Report" of November 11, 1996 as a "recall", as the definition of a recall encompasses field corrections. No product units were physically recalled and none were returned to the Company.

Although Peri-Guard and Supple Peri-Guard have included the urethral sling indication in their labeling for several years, the products were rarely used in this application until late 1995. At that time a handful of urological surgeons began using the products in place of autologous fascia slings to treat female urinary incontinence. Approximately 65 transvaginal implants were done, resulting in 16 explants due to vaginal discharge, opening of the vaginal incision, and localized inflammation without fever. These results were similar to those which have been reported for synthetic urethral slings.

A product liability claim, recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business, financial condition and results of operations of the Company.

Dependence on Distributor Sales

Sales to distributors constitute a significant portion of the Company's current business. In the year ended October 31, 1996, three domestic distributors accounted for an aggregate of 44% of gross revenue, with each of such distributors accounting for in excess of 10% of the Company's gross revenue for the period. There can be no assurance that the Company will be able to maintain its relationships with these significant distributors, or, in the event of termination of any of such relationships, that a new replacement distributor will be found. The loss of a significant distributor could materially adversely affect the Company's business, financial condition and results of operations if a new distributor or other suitable sales organization could not be found on a timely basis in the relevant geographic market. See Business - "Marketing" on page 10 of this Report.


ITEM 2 - Properties
-------------------

The Company leases approximately 36,000 square feet of office and manufacturing space at 2575 University Avenue, St. Paul, Minnesota. The base rent of this lease, which commenced August 1, 1995 and expires July 31, 2005, is approximately $255,000 annually. The Company also pays apportioned real estate taxes and common costs on this lease. The Company believes that its current space is adequate for the foreseeable future.


ITEM 3 - Legal Proceedings
--------------------------

During the first quarter of fiscal 1997, the Company received notice of a suit brought against it in Tokyo District Court in Japan by Jostra, Japan, K.K., a former Japanese distributor, claiming wrongful termination and economic damage of $500,000. The Company believes the claim to be completely without merit and intends to pursue this matter vigorously.


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


ITEM 4A - Executive Officers of the Registrant
----------------------------------------------

     The Company's executive officers, their ages, and their offices held as of January 3, 1997 are as follows:

           Name              Age  Title
           ----              ---  -----
     John T. Karcanes......   50  President, Chief Executive Officer and
                                  Director

     Andrew M. Weiss*......   39  President, Vital Images, Incorporated
                                  Vice President of Bio-Vascular, Inc.


           Name                          Age                   Title
           ----                          ---                   -----
     Vincent Argiro, Ph.D*.............   40  Vice President of the Company, Executive
                                              Vice President and Chief Technology Officer
                                              of Vital Images, Incorporated and Director

     M. Karen Gilles...................   54  Vice President of Finance, Chief Financial
                                              Officer, and Corporate Secretary

     Bruce A. MacFarlane,..............   44  Vice President of Regulatory Affairs and
      Ph.D.                                   Quality Assurance


     Robert P. Nelson..................   51  Vice President of Operations

     Kemal Schankereli.................   44  Vice President of Research and Development

     Frank A. Stephenson...............   43  Vice President of Marketing and Sales

     *Will cease to be an officer of Bio-Vascular concurrent with the spin-off of Vital Images.

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


PART II

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

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


                                            High      Low
                                           -------  -------
            Fiscal 1996
               First Quarter............   $15.000  $ 7.500
               Second Quarter...........    13.125    8.000
               Third Quarter............     9.875    6.125
               Fourth Quarter...........     8.375    5.250
            Fiscal 1995
               First Quarter............   $ 5.750  $ 4.625
               Second Quarter...........     7.375    5.250
             Third Quarter..............    14.650    6.875
             Fourth Quarter.............    18.000   11.625

The Company has not declared or paid any cash dividends on its Common Stock since its inception, and the Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future. As of January 2, 1997 there were approximately 6,900 beneficial owners of the Company's Common Stock.

   ITEM 6 - Selected Financial Data
   --------------------------------


For the Year Ended October 31:                1996         1995          1994         1993         1992
===========================================================================================================
Net revenue                               $10,124,709   $10,426,076  $ 4,951,743   $4,422,775   $4,185,110

Gross margin                                6,681,611     6,964,259    3,027,708    2,586,354    2,519,324

Operating income (loss)                       571,013     2,121,096     (255,951)     333,058      399,046

Income (loss) from continuing
operations                                  1,218,501     1,659,162     (697,025)     650,634      555,483

Discontinued operations,
net of taxes                               (2,396,142)      527,304   (1,182,497)    (808,778)    (714,201)

Net income (loss)                         $(1,177,641)  $ 2,186,466  $(1,879,522)  $ (158,144)  $ (158,718)
                                       ---------------  ------------ ------------  -----------  -----------
Per share amounts:

   Income (loss) from continuing                  .13           .20         (.10)         .09          .08
   operations

   Net income (loss) per share            $     (0.12)  $      0.27  $     (0.26)  $     (.02)  $     (.02)

Weighted average shares
outstanding                                 9,433,000     8,172,000    7,277,000    7,055,000    6,743,000


At October 31:                                1996          1995         1994         1993         1992
==========================================================================================================
Working capital /1/                        22,106,990    24,059,746    6,261,521    6,636,651    5,491,466

Total assets /1/                           37,881,279    37,303,375    7,431,793    8,807,445    7,974,050

Long-term debt                                     --            --           --       40,016       70,173

Shareholders' equity /2/                   35,220,535    35,355,336    6,785,539    8,476,742    7,643,046



/1/ In connection with the spin-off of Vital Images Incorporated the Company will eliminate Vital Images' intercompany debt and contribute $10,000,000 in cash, cash equivalents and/or marketable securities effective November 1, 1996, which Vital Images will use for working capital purposes from that date forward.


/2/ On the distribution date, Shareholders' Equity will be reduced by an amount approximating the $10,000,000 working capital contribution, net of the losses of Vital Images through the distribution date which are estimated to be $1,348,000.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview

On October 28, 1996, the Bio-Vascular Board of Directors approved the spin-off of its wholly owned subsidiary, Vital Images, to the Company's shareholders through a pro-rata distribution of all of the issued and outstanding shares of capital stock. The spin-off is expected to occur around March 31, 1997, following review of the appropriate filings by the Securities and Exchange Commission, at which time Vital Images will trade as an independent public company. The Company has attempted to structure the transaction as tax-free, but since no advance ruling will be sought from the Internal Revenue Service, no assurance can be made about the final tax treatment of the transaction.

It is expected that one share of Vital Images common stock will be distributed in the spin-off for every two Bio-Vascular shares held. In connection with the spin-off of Vital Images Incorporated, the Company will eliminate Vital Images' intercompany debt and contribute $10,000,000 in cash, cash equivalents and/or marketable securities effective November 1, 1996, which Vital Images will use for working capital purposes from that date forward. On the distribution date, Shareholders' Equity will be reduced by an amount approximating the $10,000,000 working capital contribution, net of the losses of Vital Images through the distribution date which are estimated to be $1,348,000. Cash, cash equivalents and marketable securities retained by Bio-Vascular will be approximately $19,500,000.

The Company believes that strategically and financially, the timing and circumstances are right to separate the Company's Surgical and Imaging Businesses for the long-term benefit of the shareholders. Both organizations, it is believed, will benefit from a tighter focus on their respective markets, will be able to invest in research and development at levels appropriate to their respective stages of development and will be able to evolve unique organizational and marketing structures to better serve their substantially different markets. Vital Images became a wholly-owned subsidiary of the Company on May 24, 1994 in a business combination accounted for as a "pooling-of-interests".

Vital Images, Incorporated, the new public company that results from the spin-off, is a leading developer of 3-D volume rendering software for medical research, clinical diagnosis and screening, and surgical planning. Its products, which are sold worldwide, are intended to reduce invasiveness, enhance visual information and produce fast results. As a result of the plan to spin-off Vital Images, Bio-Vascular's discussion and analysis of financial results, financial statements and notes to financial statements report Vital Images as discontinued operations. (See Footnote 2 of Notes to the Financial Statements on page 40 of this Report.) Prior years' consolidated financial statements and notes have been restated accordingly. In addition, the Company accrued the estimated losses of Vital Images through the anticipated date of distribution, March 31, 1997. These estimated losses are reported as the loss
on disposal.   All of the discussion which follows addresses the Company's continuing operations.

The Company's continuing business develops, manufactures and markets proprietary specialty medical products for use in thoracic, cardiac, neuro and vascular surgery. The Company entered a period of significant growth in late 1994 and during fiscal 1995. Net revenue ("revenue") increased by 110%, fueled by sales of its Peri-Strips product. Peri-Strips are used in conjunction with lung volume reduction surgery ("LVRS"), a surgical treatment for late-stage (also
referred to as end-stage) emphysema patients.   Peri-Strips was cleared to
market by the Food and Drug Administration in April of 1994.   Revenue from the
sales of Peri-Strips was $685,000 in fiscal 1994 and had increased to $5,550,000 in fiscal 1995. In January 1996, the Healthcare Financing Administration ("HCFA"), the agency of the federal government that administers Medicare, made a national policy decision not to reimburse LVRS ("the HCFA decision"), these surgeries had been reimbursed nationwide on a regional basis during fiscal 1994 and 1995. The Company estimates that approximately 70% of the patients undergoing LVRS in fiscal 1995 were Medicare patients. In April of 1996, HICFA announced a collaborative study of LVRS with the National Institute of Health ("NIH"). The study, as it is currently structured, is estimated to take seven years if it goes to completion and will include 2,580 Medicare patients, with a little more than half of those receiving bilateral open median sternotomy or thoracoscopic LVRS. This represents less than 2% of those currently estimated to benefit from LVRS. The HCFA decision materially and adversely affected the

Company's financial results. In fiscal 1996, revenue from the sale of Peri-Strips decreased $1,214,000 to $4,336,000. The Company understands that some private insurance companies and managed care organizations are currently reimbursing LVRS based on their own evaluation of the procedure and its outcomes. It is unknown whether these private payers will change their reimbursement practices in the future. If these private payers change their reimbursement practices, it could have an adverse impact on the Company's business, financial condition and results of operations. (See Business - Third Party Reimbursement and Cost Containment on Pages 15 and 16 of this Report.)

Members of Congress have been focusing their attention on the concerns raised by HCFA's decision not to reimburse LVRS. The federal government's fiscal year 1997 appropriations bill was signed into law in the Fall of 1996 which included language requiring HCFA to review all available studies and research data on the treatment of end-stage emphysema by LVRS and make a recommendation to Congress as to the appropriateness of Medicare coverage by January 1, 1997. The legislative history accompanying the law and interpreting this bill language calls for HCFA's report to describe "a method and schedule for restoring Medicare coverage of lung volume reduction surgery." As of January 24, 1997, HCFA has not complied with this mandate and no information regarding the report is available at this time. In addition, in late December 1996, a dozen members of Congress submitted a written request to the House Ways and Means Committee that it hold a hearing early in 1997 regarding LVRS because "such important ethical and quality of care concerns have been raised." The hearing request letter also states, "because many in the medical community believe LVRS is a safe and effective treatment for certain patients with end-stage emphysema, we are concerned that the decision not to extend Medicare coverage for the procedure could negatively affect the lives of thousands of older Americans who suffer from this disease." Despite the interest and action of Congress, no assumptions can be made that any changes will occur to alter the study as it is currently designed or to change the reimbursement decision before the study is complete.

Results of Continuing Operations

Comparison of the Year Ended October 31, 1996 with the Year Ended October 31,
1995

Revenue decreased to $10,125,000 from $10,426,000, primarily due to the decrease in Peri-Strips revenue resulting from the HCFA decision, offset substantially by an increase in revenue from sales of other Tissue Guard products. Peri-Strips revenue decreased $1,214,000 to $4,336,000 from $5,550,000. Revenue from sales of other Tissue-Guard products, Dura-Guard, Vascu-Guard, Supple Peri-Guard and Peri-Guard, increased by $1,099,000 to $2,944,000 from $1,845,000, primarily due to the increase in revenue from Dura-Guard, which was cleared to market by the FDA in June 1995. Pricing was not a factor in this revenue increase.

Revenue from sales of Biograft decreased to $938,000 from $1,198,000. The Company believes that this pattern of year to year decreases is representative of the later stages of this products' life cycle. Revenue from sales of surgical productivity tools (Flo-Rester and the Bio-Vascular Probe) increased 4% to $1,902,000 from $1,825,000. Revenue from these products has increased between 3% and 7% in each of the last three years.

The gross margin percentage was 66% for 1996 and 67% for 1995. While the annual gross margin percentages appear stable, they have not been on a quarter-to-quarter basis during 1996. In 1995, the gross margin percentage was increasing, primarily due to rapidly increasing production volume associated with rising Peri-Strips sales, while in 1996, the gross margin percentages declined, primarily due to decreases in the production volume in response to decreases in expected demand for Peri-Strips as a result of the HCFA decision. During 1996, the gross margin percentage was at a high of 72% in the first quarter and a low of 62% by the fourth quarter (excluding the effect in the third quarter of an addition of $228,000 to the reserve for potentially obsolete Peri-Strips inventory). The Company expects the gross margin percentage for 1997 to be at or near the 1996 fourth quarter level. This forward looking statement is influenced primarily by the Company's current estimate of standard costs in periods where the production volume of Peri-Strips has been materially reduced, and would be impacted by significant increases or decreases in production volumes of the Company's other products, by material changes in the Company's product mix and by the accuracy of the Company's estimates of standard costs.

Selling, general and administrative expense increased $1,002,000 or 24% between 1995 and 1996. Increases were generally across all functions and due in large part to the presence during all of 1996 of a relatively complete basic corporate infrastructure. This infrastructure was developed beginning in the last half of 1994 and throughout 1995 to support the Company's rapid growth. Although the rapid growth, which was fueled by Peri-Strips was interrupted, the infra structure that was built to support that growth is vital to managing the situation that resulted and in moving the Company forward through the acceleration and in pursuit of other opportunities. The increase in SG&A expense also includes expense related to the development of a quality system under ISO 9001, which resulted in the Company obtaining the CE mark for its Tissue-Guard product line in 1996; expenses related to business development and expenses related to efforts to inform Congress and other interested parties of the devastating effect of the HCFA decision on patients in the late-stages of emphysema and to seek consideration of a modification or reversal of that decision.

Research and development expense increased 41% between 1995 and 1996, with the increase primarily due to the cost of moving projects forward in the research and development pipeline and including an increase in animal studies. In November of 1996, the Company announced several of the projects under development. These include two long term projects, a small diameter graft and the testing of the Company's tissue-processing techniques in inhibiting mineralization of the tissue after implant, and several shorter-term projects including a new version of Peri-Strips, and the evaluation of opportunities in bladder, stomach and ophthalmic surgeries.

The increase in infrastructure, the increased level of business activities and the acceleration and expansion of research and development efforts, resulted in operating income of $571,000 compared to $2,121,000 for 1995.

An allocation of interest income between continuing and discontinued operations has been made consistent with the allocation of cash, cash equivalents and marketable securities. As a result, other income from continuing operations was $1,161,000 in 1996, of which $1,050,000 was interest income and $105,000 was capital gain received as part of an expected series of payments resulting from a settlement agreement with plaintiffs in certain litigation relating to the Piper Jaffray Institutional Government Investment Fund ("the Fund"). In 1995, other income from continuing operations was $265,000, primarily interest income. A secondary public offering which the Company completed in September of 1995 provided approximately $26,000,000 net of offering costs. This was the basis for the increase in interest income between 1995 and 1996.

The Company also allocated its provision for income taxes to continuing and discontinued operations based on their respective pretax income contribution and tax attributes. As a result, continuing operations recorded a tax provision of $514,000 for 1996 and $727,000 for 1995, representing an effective tax rate of approximately 30% in both years. Continuing operations' effective tax rate in 1995 reflected the benefit of utilizing remaining net operating loss carryforwards to offset 1995 income. Continuing operations' effective tax rate for 1996 reflected the benefit of recognizing a deferred tax asset associated with capital loss and research and experimentation credit carryforwards created in prior years. The capital loss carryforward is expected to be utilized within its carryforward period due to amounts being received from Piper Jaffray in settlement of a class action claim on losses incurred in 1994 by an investment in mutual fund shares. Research and experimentation credits are expected to be utilized, after the spin-off of Vital Images, as continuing operations will create taxable income. The Company has deferred tax assets at October 31, 1996, of $1,096,500 related in part to the above capital loss and credit carryforwards, but also for operating losses generated by discontinued operations, which are expected to be fully utilized in the Company's final consolidated tax return for fiscal 1997. In addition, the Company plans to utilize the loss on disposal of Vital Images in its final consolidated tax return for fiscal 1997.

Income from continuing operations was $1,219,000 or $0.13 per share compared to $1,659,000 or $0.20 per share for 1995.

Comparison of the Year Ended October 31, 1995 with the Year Ended October 31,
1994

Revenue increased 111% to $10,426,000 in 1995 from $4,952,000 for 1994, substantially due to increases in sales of

Peri-Strips, which increased to $5,550,000 for 1995 from $685,000 for 1994 and accounted for 53% and 14% of the revenue in 1995 and 1994, respectively. Revenue from sales of other products of the Tissue-Guard product line, Dura-Guard, Vascu-Guard, Supple Peri-Guard and Peri-Guard, increased by 86% to $1,845,000 for 1995 from $990,000 for 1994. Dura-Guard, which was cleared to market by the FDA in June 1995, accounted for 42% of this increase. The Company believes that heightened visibility in the surgical community created by Peri-Strips was the other significant factor in the increase in revenues from sales of the other Tissue-Guard products.

Revenue from sales of Biograft decreased by 21% to $1,198,000 for 1995 from $1,525,000 for 1994. Revenue from the sales of Biograft has been decreasing since late 1993, as new competitive treatments and choices reached the market. Revenue from sales of surgical productivity tools (Flo-Rester and the Bio-Vascular Probe) increased 7% for 1995 when compared to 1994.

The gross margin percentage increased to 67% for 1995 from 61% for 1994. The vast majority of this gross margin percentage improvement was due to changes in product mix resulting from the large volume of Peri-Strips sales and reduced per product overhead from the increased volume of production. Improvement in productivity related to the manufacture of Peri-Strips also contributed to the increase.

Selling, general and administrative expense increased $1,678,000 or 67% between 1994 and 1995. The increase in expense was attributable to the building of a corporate infra-structure and related overhead required to support the revenue growth.

Research and development expense increased by 55% in 1995 when compared to 1994, as the Company continued its plan of investing in the future through increased research and development efforts.

Operating income was $2,121,000 for 1995 compared to an operating loss of $256,000 for 1994 which included acquisition costs of $348,000 related to the acquisition of Vital Images. The approximate $2,400,000 swing in operating income is the result of Peri-Strips' revenue and gross margin contribution.

Other income was $265,000 in 1995. In 1994, a realized capital loss of $610,000 on an investment in mutual fund shares was the primary factor in net other expense of $438,000. In 1996, the Company received $105,000 as a partial payment related to the settlement of litigation on this mutual fund.

For 1995, the Company allocated its provision for income taxes to continuing and discontinued operations based on their respective pretax income contribution and tax attributes. As a result, continuing operations recorded a tax provision of $727,000. In 1994, the Company recorded a tax provision of $3,000. Net operating losses and credits created in 1994 were fully offset by a valuation allowance as there was sufficient uncertainty as to their future realizability.

Income from continuing operations was $1,659,000 or $0.20 per share for 1995 compared to a loss of $697,000, or $0.10 per share in 1994.

Liquidity and Capital Resources

In September of 1995 the Company completed a secondary public offering, resulting in the receipt of approximately $26,000,000, net of all related costs, bringing its total cash, cash equivalents and marketable securities (short and long-term) to $30,297,000 at October 31, 1995. One year later, at October 31, 1996, cash, cash equivalents and marketable securities (short and long-term) totaled $29,671,000. In connection with the spin-off of Vital Images Incorporated, the Company will eliminate Vital Images' intercompany debt and contribute $10,000,000 in cash, cash equivalents and/or marketable securities effective November 1, 1996, which Vital Images will use for working capital purposes from that date forward. On the distribution date, Shareholders' Equity will be reduced by an amount approximating the $10,000,000 working capital contribution, net of the losses of Vital Images through the distribution date which are estimated to be $1,348,000. Cash, cash equivalents and marketable securities retained by Bio-Vascular will be approximately $19,500,000.

Operating activities of continuing operations provided cash of $338,000. Investments in equipment and leasehold improvements of continuing operations for 1996 used $400,000 and included $186,000 for modification of the clean room for manufacture of the Bio-Vascular Probe ("the Probe"). The Company has previously relied on an outside vendor to manufacture the Probe; however, beginning in early calendar 1997, the Company will assume the manufacture of this product. In connection with the Probe manufacture, continuing operations used $240,000 primarily for the purchase of proprietary manufacturing technology for the Probe, $220,000 of which was capitalized as goodwill and will be amortized over ten years. Additionally, $500,000 was used for the purchase of the Peri-Guard patent. Purchase of the Probe technology, the Peri-Guard patent and other patent costs primarily related to Peri-Strips brought the total used by continuing operations for intangible additions to $803,000. The Company's net investments in marketable securities used $9,184,000. Financing activities, which provided $808,000, included a tax benefit, booked to equity, of $682,000 related to the exercise of stock options.

Historically, the cash needs of the Company have been met by cash generated from operations and investments. The Company believes the approximate $19,500,000 of cash, cash equivalents and marketable securities retained by continuing operations will be sufficient to satisfy its cash requirements for the foreseeable future.

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

New Accounting Standard

The Financial Accounting Standards Board (FASB) has issued Statement No. 123, "Accounting for Stock-Based Compensation." In fiscal year 1997, the Company intends to adopt the disclosure provisions of the Statement while continuing to account for options and other employee stock-based compensation using the intrinsic value based method.

ITEM 8 - Financial Statements and Supplementary Data
----------------------------------------------------

The Company's Consolidated Financial Statements and the reports of its independent accountants are included herein on pages 34 through 49 of this Annual Report on Form 10-K. The index to such items is included on page 31 of this Report.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None.


PART III

ITEM 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a)  Directors of the Registrant
     ---------------------------

     The information under the caption "Election of Directors" in the Registrant's 1997 Proxy Statement is incorporated by reference herein.

(b)  Executive Officers of the Registrant
     ------------------------------------

     Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant".

(c)  Compliance with Section 16(a) of the Exchange Act
     -------------------------------------------------

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance Reporting" in the Registrant's 1997 Proxy Statement is incorporated by reference herein.

ITEM 11 - Executive Compensation
--------------------------------

The information under the caption "Executive Compensation" and "Election of Directors--Directors' Compensation" in the Registrant's 1997 Proxy Statement is incorporated by reference herein.


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------- ----------

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Registrant's 1997 Proxy Statement is incorporated by reference herein.


ITEM 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

None.


PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
---------------------------------------------------------------- --------

(a) List of documents filed as part of this Report

         1)   Financial Statements:

              The following Financial Statements are included herein (page numbers refer to pages in this Annual Report on Form 10-K):

                                                                                                  Page
                                                                                                  ----
              - Report of Independent Accountants                                                  34
              - Balance Sheets - as of October 31, 1996 and 1995                                   35
              - Statements of Operations for the Years Ended October 31, 1996, 1995 and 1994       36
              - Statements of Shareholders' Equity for the Years Ended October 31, 1996, 1995
                and 1994                                                                           37
              - Statements of Cash Flows for the Years Ended October 31, 1996, 1995 and 1994       38
              - Notes to Financial Statements                                                      39

         2)   Consolidated Financial Statement Schedules

              The following financial statement schedules and independent accountants' report thereon are included herein and should be read in conjunction with the Financial Statements referred to above (page numbers refer to pages in this Annual Report on Form 10-K):

                                                                                   Page
                                                                                   ----
              Report of Independent Accountants' on Financial Statement Schedule   49

              Schedule II - Valuation and Qualifying Accounts                      50

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

              The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to
              Item 14(c):

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

              F. Employment letter agreement dated November 28, 1994, as amended January 2, 1995, between the Company and Mr. Stephenson (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No.

                  0-13907)).

              G. Employment letter agreement dated October 19, 1995 between the Company and Mr. Weiss (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

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

              J. 1995 Stock Incentive Plan (incorporated by reference to Amendment No. 1 to the Company's Schedule 14-A/A Proxy statement for the Company's 1996 annual meeting (File No. 0-13907)).

              K. Employee Stock Purchase Plan (incorporated by reference to Amendment No. 1 to the Company's Schedule 14-A/A proxy statement for the Company's 1996 annual meeting (File
                  No. 0-13907)).

b)  Reports on Form 8-K

       None.

(c) Exhibits:

    The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

(d) Financial Statement Schedules:

    The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Bio-Vascular, Inc.:

     We have audited the accompanying balance sheets of Bio-Vascular, Inc. as of October 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Vascular, Inc. as of October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
December 16, 1996

BIO-VASCULAR, INC.
BALANCE SHEET
AS OF OCTOBER 31, 1996 AND 1995
------------------------------------------------------------------------------


                                                                                      1996           1995
                                                                                  -----------    -----------

Assets
------

Current assets:
    Cash and cash equivalents............................................          $5,736,650    $15,424,969
    Marketable securities, short-term....................................          13,761,050      5,803,223
    Accounts receivable, net of an allowance for doubtful accounts of....
      $21,400 and 20,000 at October 31, 1996 and 1995....................           1,465,809      2,170,226
    Other receivables....................................................             632,386        421,170
    Inventories..........................................................           1,972,728      1,968,226
    Prepaid expenses.....................................................             284,811        219,971
    Deferred income taxes................................................             914,300             --
                                                                                  -----------    -----------
        Total current assets.............................................          24,767,734     26,007,785
Equipment and leasehold improvements, net................................           1,370,256      1,264,698
Intangible assets, net...................................................           1,213,600        640,963
Marketable securities, long-term.........................................          10,173,086      9,069,286
Deferred income taxes....................................................             182,200             --
Net assets of discontinued operations....................................             174,403        320,643
                                                                                  -----------    -----------
        Total assets.....................................................         $37,881,279    $37,303,375
                                                                                  ===========    ===========
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
    Accounts payable.....................................................         $   306,376    $   608,898
    Accrued expenses.....................................................             554,368        914,271
    Accrued loss on disposal of discontinued operations..................           1,800,000             --
    Accrued income taxes.................................................                  --        424,870
                                                                                  -----------    -----------
        Total current liabilities........................................           2,660,744      1,948,039
                                                                                  -----------    -----------
Commitments and Contingency (Note 6)
Shareholders' equity:
    Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 9,484,898 in 1996 and 9,379,768 shares
    in 1995..............................................................              94,849         93,798
    Additional paid-in capital...........................................          39,500,239     38,352,660
    Accumulated deficit..................................................          (3,838,537)    (2,660,896)
    Unrealized marketable securities holding loss........................             (51,107)            --
    Unearned compensation................................................            (484,909)      (430,226)
                                                                                  -----------    -----------
    Total shareholders' equity...........................................          35,220,535     35,355,336
                                                                                  -----------    -----------
        Total liabilities and shareholders' equity.......................         $37,881,279    $37,303,375
                                                                                  ===========    ===========

The accompanying notes are an integral part of the financial statements.

BIO-VASCULAR, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

---------------------------------------------------------------------------------------------------

                                                              1996          1995           1994
                                                           -----------   -----------    -----------

Net revenue......................................          $10,124,709   $10,426,076    $ 4,951,743
Cost of revenue..................................            3,443,098     3,461,817      1,924,035
                                                           -----------   -----------    -----------
      Gross margin...............................            6,681,611     6,964,259      3,027,708
Operating expenses:
Selling, general and administrative..............            5,201,236     4,199,673      2,521,445
Research and development.........................              909,362       643,490        413,867
Acquisition costs................................                   --            --        348,347
                                                           -----------   -----------    -----------
   Operating income (loss).......................              571,013     2,121,096       (255,951)
Other income (expense), net......................            1,161,488       264,898       (437,996)
                                                           -----------   -----------    -----------
Income (loss) from continuing operations before
   income tax....................................            1,732,501     2,385,994       (693,947)

Provision for income tax.........................              514,000       726,832          3,078

Income (loss) from continuing operations.........            1,218,501     1,659,162       (697,025)

Discontinued operations:
   Income (loss) from operations of discontinued
   business, net of income taxes.................           (1,048,142)      527,304     (1,182,497)
   Loss on disposal of discontinued business,
   net of income tax benefit of $452,000.........           (1,348,000)           --             --
                                                           -----------   -----------    -----------

   Net income (loss).............................          $(1,177,641)  $ 2,186,466    $(1,879,522)
                                                           ===========   ===========    ===========

Per share amounts:
   Continuing operations.........................          $       .13   $       .20    $      (.10)
   Discontinued operations.......................                 (.25)          .06           (.16)
                                                           -----------   -----------    -----------
Net income (loss) per share......................          $      (.12)  $       .27    $      (.26)
                                                           ===========   ===========    ===========

Weighted average shares outstanding..............            9,433,000     8,172,000      7,277,000
                                                           ===========   ===========    ===========

The accompanying notes are an integral part of the financial statements.

BIO-VASCULAR, INC.
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

                                                                                                      Unrealized
                                                                      Additional                      Marketable
                                                                       Paid-in         Unearned       Securities      Accumulated
                                               Common Stock            Capital        Compensation    Holding Loss      Deficit
                                               ------------            -------        ------------    ------------      -------

                                                          Par
                                                          ---
                                             Shares      Value
                                             ------      -----
Balances at October 31, 1993............    7,232,823    $ 72,328     $11,485,997      $(113,743)               --    $(2,967,840)
   Stock option activity................       36,115         361          48,387         18,495
   Restricted stock activity............       31,112         311          88,464        (53,495)
   Compensation paid in stock...........       18,075         181          62,315         23,300
   Net loss.............................                                                                               (1,879,522)
                                            ----------   ---------    ------------     ----------       ----------    ------------
Balances at October 31, 1994............    7,318,125      73,181      11,685,163       (125,443)               --     (4,847,362)
   Stock option activity................      197,400       1,974         424,819          4,250
   Restricted stock activity............       41,138         412          78,629       (269,908)
   Compensation paid in stock...........       23,105         231         109,519        (39,125)
   Issuance of stock, net of offering
     costs of $2,277,460................    1,800,000      18,000      26,054,530
   Net income...........................                                                                                2,186,466
                                            ----------   ---------    ------------     ----------       ----------    ------------
Balances at October 31, 1995............    9,379,768      93,798      38,352,660       (430,226)               --     (2,660,896)
   Stock option activity, net of tax
     benefit............................       82,744         827       1,099,719       (150,387)
   Warrant activity.....................       28,929         289         115,427
   Employee Stock Purchase Plan
     activity...........................        5,715          57          36,376
   Restricted stock activity............      (12,258)       (123)        (16,616)        71,954
   Compensation paid in stock...........                                                  23,750
   Offering costs.......................                                  (87,327)
   Unrealized marketable securities
     holding loss.......................                                                                $ (51,107)
   Net loss.............................                                                                               (1,177,641)
                                            ----------   ---------    ------------     ----------       ----------    ------------
Balances at October 31, 1996............    9,484,898    $ 94,849      $39,500,239      $(484,909)      $ (51,107)    $(3,838,537)
                                            =========    ========      ===========      =========       ==========    ===========



The accompanying notes are an integral part of the financial statements.

BIO-VASCULAR, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

                                                                          1996           1995          1994
                                                                     ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..........................................       $ (1,177,641)  $  2,186,466   $(1,879,522)
   Less (income) loss from discontinued operations............          2,396,142       (527,304)    1,182,497
                                                                     ------------   ------------   -----------
   Income (loss) from continuing operations...................          1,218,501      1,659,162      (697,025)

   Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
       Depreciation...........................................            296,732        229,241       179,567
       Amortization...........................................            230,635        147,182       227,805
       Provision for inventory obsolescence...................            354,822        176,568        45,145
       Loss on disposal of assets.............................             (4,852)         8,990        22,761
       Non-cash compensation..................................            286,018        232,839       120,670
       Loss on sale of marketable securities..................                 --             --       609,653
       Amortization of discounts and premiums on
       marketable securities..................................             64,043             --            --
       Deferred income taxes..................................         (1,096,500)            --            --
       Changes in operating assets and liabilities:
          Accounts receivable.................................            704,417     (1,142,845)     (318,661)
          Inventories.........................................           (359,324)    (1,012,125)     (287,594)
          Other assets........................................           (268,753)      (527,547)      (18,750)
          Current liabilities.................................         (1,087,297)     1,331,783       285,552
                                                                     ------------   ------------   -----------
       Net cash provided by continuing operations.............            338,442      1,103,248       169,123
       Net cash provided by (used in) discontinued operations.         (1,870,046)       818,283      (928,955)
                                                                     ------------   ------------   -----------
       Net cash provided by (used in) operating activities....         (1,531,604)     1,921,531      (759,832)
                                                                     ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and improvements......................           (400,438)    (1,045,612)     (249,257)
  Disposition of fixed assets.................................              3,000          1,085            --
  Additions to intangibles....................................           (803,272)       (42,799)      (10,190)
  Investments in marketable securities........................        (25,980,000)   (14,872,509)   (3,301,877)
  Maturities of marketable marketable securities..............         16,795,920      1,270,841     1,421,383
  Discontinued operations, net................................          1,420,145       (306,014)     (255,465)
                                                                     ------------   ------------   -----------
       Net cash (used in) investing activities................         (8,964,645)   (14,995,008)   (2,395,406)
                                                                     ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds related to the sale of common stock, net of expenses           (87,327)    26,072,530            --
  Proceeds related to stock options and restricted stock......            895,257         77,962        44,349
  Discontinued operations, net................................                 --             --      (123,522)
                                                                     ------------   ------------   -----------
       Net cash provided by (used in) financing activities....            807,930     26,150,492       (79,173)
                                                                     ------------   ------------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:..................................................         (9,688,319)    13,077,015    (3,234,411)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR................         15,424,969      2,347,954     5,582,365
                                                                     ------------   ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................       $  5,736,650   $ 15,424,969   $ 2,347,954
                                                                     ============   ============   ===========

The accompanying notes are an integral part of the financial statements.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


(1)   BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Business Description:

Bio-Vascular, Inc. ("the Company") develops, manufactures and markets proprietary specialty medical products used in thoracic, cardiac, neuro and vascular surgery. The Company markets its products through a worldwide network of distributors and independent sales representatives.

 Use of Estimates:

The preparation of financial statements in conformity with generally accepting accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of the allowance for obsolete inventory, the evaluation of realizability of intangible and deferred tax assets, and the loss on disposal of discontinued operations.

 Cash and Cash Equivalents:

Cash and cash equivalents consist of cash and highly liquid investments purchased with an original maturity of three months or less. Cash at October 31, 1996 is primarily concentrated in one money market fund.

 Marketable Securities:

Investments having original maturities in excess of three months are classified as marketable securities and generally consist of U.S. Government or U.S. Government-backed obligations. Investments are classified as short-term or long-term in the balance sheet based on their maturity date.

At October 31, 1996 and 1995, all of the Company's marketable securities are classified as available-for-sale and all mature in two years or less. Available-for-sale investments are recorded at market value with unrealized holding gains and losses included as a separate component of shareholders' equity.

 Inventories:

Inventories are valued at the lower of cost or market, with costs generally determined on a first-in, first-out method.

 Equipment and Leasehold Improvements:

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using accelerated and straight-line methods over the estimated useful lives (generally three to seven years) or lease life. Major replacements and improvements are capitalized and maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations. The asset and related accumulated depreciation or amortization accounts are adjusted for asset retirement or disposal with the resulting gain or loss shown in non-operating income.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
-------------------------------------------------------------------------------


 Goodwill, Patents and Other Intangibles:

Goodwill, patents and other intangibles are recorded at cost and are being amortized using the straight-line method over the estimated useful lives. The Company evaluates the net realizability of goodwill and other intangibles on an ongoing basis, based on current and anticipated undiscounted cash flows.

 Revenue Recognition:

Revenue is recognized upon shipment of goods to customers.

 Research and Development:

Research and development costs are expensed as incurred. Software development costs of discontinued operations are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility and proven marketability of the product are established. Costs otherwise capitalized after such point are also expensed because they are insignificant.

 Income Taxes:

The Company accounts for income taxes using the liability method. The liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes ("temporary differences"). Temporary differences relate primarily to operating and capital loss carryforwards, research and experimentation tax credit carryforwards, and obsolete inventory reserves.

 Net Income (Loss) Per Common Share:

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares relate to common stock options and warrants, when their effect is not antidilutive.

(2)   DISCONTINUED OPERATIONS:

On October 28, 1996, the Board of Directors approved a plan to separate the Company's wholly owned subsidiary, Vital Images, Incorporated, as an independent, publicly owned company. This transaction will be effected through the distribution of shares of Vital Images to Bio-Vascular's shareholders. This transaction is expected to be tax free to Bio-Vascular and the shareholders. However, as the Company is not requesting an advance ruling on the taxability of the transaction from the Internal Revenue Service, no assurance can be made regarding the final tax treatment of the transaction. The distribution is expected to occur around March 31, 1997. In connection with the spin-off, the Company will eliminate Vital Images' intercompany debt and contribute $10,000,000 in cash, cash equivalents and/or marketable securities effective November 1, 1996, which Vital Images will use for working capital purposes from that date forward. On the distribution date, Shareholders' Equity will be reduced by an amount approximating the $10,000,000 working capital contribution, net of the losses of Vital Images through the distribution date which are estimated to be $1,348,000.

As a result of the plan to spin-off Vital Images, the Company's financial statements and notes report Vital Images as discontinued operations. Prior years' consolidated financial statements and notes have been restated accordingly.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
-------------------------------------------------------------------------------


The loss from operations of the discontinued business includes an allocation of interest income (based on the ratio of net investment assets to be contributed to the discontinued business over total investment assets) of $547,000 for the year ended October 31, 1996. Interest income for the years ended October 31, 1995 and 1994 was determined to be attributable solely to income from continuing operations. The loss on disposal of $1,348,000 includes the estimated future operating losses of Vital Images through the estimated date of spin-off. In addition to the estimate of future results of operations, major components of the loss on disposal include $400,000 of transaction costs, interest income of $200,000 and deferred income tax benefit of $452,000. Net cash used by discontinued operations in 1996 differs from the loss from discontinued operations principally due to the loss on disposal for which no cash had been expended at October 31, 1996, deferred revenues and depreciation.

     DISCONTINUED OPERATIONS                                         1996            1995             1994
                                                                     ----            ----             ----
Net revenue.........................................            $   882,126     $2,893,654 /1/   $ 1,679,775
Cost of revenue.....................................                162,286        405,174 /1/       509,333
                                                                -----------     --------------   -----------

  Gross margin......................................                719,840      2,488,480         1,170,442

Operating expenses:
 Selling, general and administrative................              1,617,415        813,697         1,019,137
 Research and development...........................              1,459,490      1,356,578         1,254,946
 Acquisition costs..................................                     --             --            71,573
                                                                -----------      ---------         ---------
   Operating income (loss)..........................             (2,357,065)       318,205        (1,175,214)

Other income (expense), net.........................                547,923          1,290               (11)

Provision for income tax (benefit)..................               (761,000)      (207,809)            7,272
                                                                -----------       ---------       ----------
Income (loss) from discontinued operations..........             (1,048,142)       527,304        (1,182,497)

Loss on disposal, net of income tax benefit of
 $452,000............................................            (1,348,000)            --               --
                                                                 ----------     ----------       -----------
Total discontinued operations,
 net of income taxes................................            $(2,396,142)    $  527,304       $(1,182,497)
                                                                ===========     ==========       ===========

/1/ A one-time license fee for VoxelGeo source code in the fourth quarter of fiscal 1995 contributed $1,500,000 to net revenue and $1,322,000 to operating income.

NET ASSETS OF DISCONTINUED OPERATIONS                       1996          1995
                                                            ----          ----
Accounts receivable, net.........................       $190,807      $234,032

Other assets.....................................        100,752        40,860

Equipment and leasehold improvements, net........        651,351       464,602

Current liabilities..............................       (256,383)     (285,339)

Deferred revenues................................       (512,124)     (133,512)
                                                        --------      --------
Net assets of discontinued operations............       $174,403      $320,643
                                                        ========      ========

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
--------------------------------------------------------------------------------

(3)   SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                    1996          1995
                                                    ----          ----
Inventories:
Raw materials and supplies..................     $  514,478   $  440,377
Work-in-process.............................        541,483      374,495
Finished goods..............................        916,767    1,153,354
                                                 ----------   ----------
                                                 $1,972,728   $1,968,226
                                                 ==========   ==========

Equipment and leasehold improvements:
Furniture, fixtures and computer equipment..     $  903,162   $  853,428
Laboratory equipment........................        168,463      147,365
Manufacturing equipment.....................        536,688      462,846
Leasehold improvements......................        628,949      442,390
                                                 ----------   ----------
       Less accumulated depreciation and
        amortization........................       (867,006)    (641,331)
                                                 ----------   ----------
                                                 $1,370,256   $1,264,698
                                                 ==========   ==========

Intangible assets:
Goodwill....................................     $1,538,374   $1,318,499
       Less accumulated amortization........       (889,300)    (746,234)
Patents and other intangibles...............        665,570       82,173
       Less accumulated amortization........       (101,044)     (13,475)
                                                 ----------   ----------
                                                 $1,213,600   $  640,963
                                                 ==========   ==========
Accrued expenses:
       Payroll, other employee benefits and
         related taxes......................     $  263,423   $  572,510
       Royalties............................         56,185      137,572
       Other................................        234,760      204,189
                                                 ----------   ----------
                                                 $  554,368   $  914,271
                                                 ==========   ==========

                                           1996           1995          1994
                                           ----           ----          ----
Other income (expense), net:
       Interest income/1/.......       $1,050,223       $272,025      $219,041
       Capital (loss) gain on
        sale of investment/2/...          104,980             --      (609,653)
       Gain (loss) on disposal
        of assets, net..........            4,852         (8,990)      (47,411)
       Miscellaneous income
        (expense)...............            1,433          1,863            27
                                       ----------       --------     ---------
                                       $1,161,488       $264,898     $(437,996)
                                       ==========       ========     =========

/1/ Interest income for 1996 is net of $547,000 allocated to discontinued operations. The allocation was based on the ratio of net investment assets to be contributed to the discontinued business over total investment assets.

/2/ The 1994 capital loss amount relates entirely to the Company's investment in mutual fund shares of the Piper Jaffray Institutional Government Income Portfolio. The Company liquidated its investment in the fund as of October 31, 1994. The capital gain in 1996 relates to amounts received from Piper Jaffray as a partial payment in settlement of a class action claim in conjunction with the same investment.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
--------------------------------------------------------------------------------

(4) INCOME TAXES:

PROVISION (BENEFIT) FOR INCOME TAXES           1996        1995     1994
                                               ----        ----     ----

CONTINUING OPERATIONS:

Currently payable:
     Federal......................          $834,720    $724,999   $2,778
     State........................            34,606       1,833      300

Deferred:
    Federal.......................          (345,518)         --       --
    State.........................            (9,808)         --       --
                                            --------    --------   ------
                                            $514,000    $726,832   $3,078
                                            ========    ========   ======
DISCONTINUED OPERATIONS:

Currently payable:
     Federal......................          (473,327)   (208,909)   5,472
     State........................             1,501       1,100    1,800

Deferred:
    Federal.......................          (275,241)         --       --
    State.........................           (13,933)         --       --
                                          ----------   ---------   ------
                                          $ (761,000)  $(207,809)  $7,272
                                          ==========   =========   ======

COMPONENTS OF DEFERRED TAX ASSETS                      1996        1995
                                                       ----        ----
Operating and capital loss carryforwards.........   $890,900     $187,500

Credit carryforwards.............................    128,300       83,600

Other............................................    151,800       43,700

Less: valuation allowance........................    (74,500)    (314,800)
                                                     -------     --------
Total............................................ $1,096,500     $      0
                                                  ==========     ========

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
--------------------------------------------------------------------------------

 RECONCILIATION OF EFFECTIVE INCOME TAX
 RATE                                                    1996         1995         1994
                                                         ----         ----         ----
 Income from continuing operations................    $1,732,501   $2,385,994   $(693,947)
                                                      ==========   ==========   =========
 Statutory federal rate...........................       606,375      835,098    (242,881)
 Marginal rate....................................       (17,325)     (23,860)      6,939
 State taxes, net of federal benefit..............        24,798        1,833         198
 Permanent differences............................        36,206        2,047     (33,437)
 Increase (decrease) in valuation reserve.........      (203,058)    (239,316)    244,813
 Other............................................        67,004      151,030      27,446
                                                      ----------   ----------   ---------
 Total............................................    $  514,000   $  726,832   $   3,078
                                                      ==========   ==========   =========

Income tax payments included in the Statement of Cash Flows totaled $410,769, $77,152 and $17,490 for the years ended October 31, 1996, 1995 and 1994.

The operating loss carryforwards included as a component of deferred tax assets were generated by discontinued operations and are expected to be fully utilized in the Company's final consolidated tax return for fiscal 1997. Tax attributes related to discontinued operations, primarily net operating losses and credits limited by separate return year limitations (SRLY) and IRC (S) 382, not expected to be utilized in the Company's final consolidated tax return have been allocated to discontinued operations and offset by a full valuation allowance. The Company also has recognized a deferred tax asset on the portion of its capital loss carryforward which can be utilized against amounts received from Piper Jaffray in settlement of a class action claim from the Company's investment in mutual fund shares.

A tax benefit of $682,200 related to the exercise of stock options was allocated to additional paid-in capital.

(5) SHAREHOLDERS' EQUITY:

 Increase in Authorized Shares:

In March 1995, the shareholders approved an increase in authorized shares of common stock from 10,000,000 shares to 20,000,000 shares.

 Warrants:

During 1995, in connection with a stock offering and issuance of common shares, the Company issued to the underwriter warrants to purchase 90,000 shares of common stock, at an exercise price of $16.375 per share, commencing in September 1996. These warrants are exercisable until 1999.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
--------------------------------------------------------------------------------


 Restricted Stock:

Under certain compensation agreements, an arrangement which provides for awards of restricted common stock to key management was adopted in 1992. These awards of restricted common stock are subject to forfeiture if employment terminates prior to the end of the prescribed periods. Vesting periods range from three to four years. The market value of the shares at the time of grant is recorded as unearned restricted stock. The unearned amount is amortized to compensation expense over the periods during which the restrictions lapse. As part of these same compensation agreements, the Company agreed to buy back the number of shares which would allow the employees to meet their income tax obligations arising from the non-cash compensation related to the earned restricted shares. Unearned restricted stock is summarized as follows:



                                               Unearned Restricted Stock        Market Value
                                                 Balance        Shares            at Grant
                                                 -------        ------            --------
Balance October 31, 1993....................   $  59,323        13,744       $3.3750----4.5000

Granted.....................................     199,062        50,410        3.2500----3.5000
Earned......................................     (58,174)      (14,302)       3.4375----4.5000
Cancelled/Forfeited.........................     (87,393)      (14,648)       3.3750----4.5000
                                               ---------       -------
Balance October 31, 1994....................     112,818        35,204        3.2500----3.4375

Granted.....................................     430,809        78,748        4.7500---14.5000
Earned......................................    (144,101)      (33,887)       3.2500---14.5000
Cancelled/Forfeited.........................     (16,800)       (3,537)       4.7500
                                               ---------       -------
Balance October 31, 1995....................     382,726        76,528        3.2500---14.5000

Granted.....................................     131,414        11,868        8.6250---14.0000
Earned......................................    (172,463)      (35,061)       8.2500---14.5000
Cancelled/Forfeited.........................     (30,905)       (4,002)       4.7500---14.0000
                                               ---------       -------
Balance October 31, 1996....................   $ 310,772        49,333       $3.2500---14.5000
                                               =========       =======

 Stock Option Plans:

The Company has five stock option plans, the 1995 Stock Incentive Plan (the "1995 Plan"), an Employee Incentive Stock Option Plan (the "1988 Plan"), a Directors' Stock Option ("DSO") Plan, and two plans, the obligations of which were assumed by the Company as a result of the 1994 acquisition of Vital Images: the 1990 Management Incentive Stock Option Plan (the "1990 Plan"), and the
1992 Stock Option Plan (the "1992 Plan").  With the adoption of  the 1995
Stock Incentive Plan all of the Company's other existing Stock Option Plans, with the exception of the Director's Stock Option Plan, were terminated and no additional options are to be granted thereunder, with remaining shares reserved for issuance under these previous plans now being reserved for issuance under the 1995 Plan.

As of October 31, 1996, 582,964 shares of common stock remain reserved for issuance to directors, officers and employees at October 31, 1996. Options under the plans are exercisable over periods of up to ten years from the date

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
--------------------------------------------------------------------------------


of grant. The Company has reserved and granted 411,720 shares of common stock for issuance in connection with non-plan options which have been granted to consultants, an officer, and directors of the Company. The difference between the estimated market value and the exercise price for certain option grants was recorded as unearned compensation and is being amortized on a straight-line basis over the vesting period of the related options. These options are exercisable over periods of up to seven years from the date of grant. Option activity is summarized as follows:

                                  Plans    Non-Plan    Price Per Share
                                ---------  ---------  -----------------
Balances at October 31, 1993..   594,175    106,390   $1.0000--$ 6.8750
     Granted..................    74,000    226,000   $2.0000--$ 3.4375
     Exercised................    (7,725)   (28,390)  $1.0000--$ 2.3750
     Canceled.................   (45,600)   (29,000)  $1.0000--$ 5.3750
                                --------   --------
Balances at October 31, 1994..   614,850    275,000   $1.0000--$ 6.8750
     Granted..................   346,297    139,000   $3.2500--$14.5000
     Exercised................  (159,400)   (38,000)  $1.0000--$ 6.2500
     Canceled.................   (49,204)  (114,280)  $1.0000--$ 4.7500
                                --------   --------
Balances at October 31, 1995..   752,543    261,720   $1.0000--$14.5000
     Granted..................    67,108    200,000   $6.3750--$14.0000
     Exercised................   (53,744)   (29,000)  $1.0000--$ 5.3750
     Canceled.................   (28,863)   (21,000)  $2.0000--$14.0000
                                --------   --------
Balances at October 31, 1996..   737,044    411,720
                                ========   ========

Options for the purchase of 692,623 shares of common stock at prices ranging from $1.00 to $14.50 were exercisable at October 31, 1996. In connection with the spin-off of Vital Images, the Company intends to restructure all outstanding option agreements.

 Rights Plan

In June 1996, the Company's Board of Directors declared a dividend distribution of one Common Stock Purchase Right (Right) on each outstanding share of the Company's common stock. With certain exceptions, the Right will become exercisable only in the event that an acquiring party accumulates 15% or more of the Company's common stock or a party announces an offer to acquire 15% or more of the common stock. The Right will expire on June 11, 2006, if not previously redeemed or exercised. Each Right will entitle the holder to purchase one-tenth of a share of common stock at a price of $6.00. In addition, upon the occurrence of certain events, holders of the Right will be entitled to purchase for the exercise price, a number of common stock fractions having a then current market value of twice the exercise price or a defined number of shares of an acquiring entity's common stock at a then current market value of twice the exercise price. The Company will generally be entitled to redeem the Right at $.001 per Right at any time until the tenth day following the acquisition of 15% or more of the Company's common stock or the Company's Board of Directors determines that a person is an Adverse Person as defined by the Rights Agreement.

 New Accounting Standard

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation. In Fiscal 1997, the Company intends to adopt the disclosure provisions of the statement while continuing to account for options and other employee stock-based compensation using the intrinsic value based method.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
--------------------------------------------------------------------------------


(6) COMMITMENTS AND CONTINGENCY

 Operating Leases:

The Company has a noncancelable operating lease for rental of a combined office and production facility which expires in July 2005. Total annual base rental expense for this lease is $255,441. The Company also pays apportioned real
estate taxes and common costs on its leased facilities.   Total rent expense was
$296,486, $154,622 and $94,738 for the years ended October 31, 1996, 1995 and
1994, respectively.

Future minimum payments at October 31, 1996 are payable as follows: 1997 through 2001--$255,441 each year and $957,921 thereafter.

 Royalties:

In connection with the acquisition of product licenses and product manufacturing rights, the Company is obligated for the payment of royalties as follows:

 . 5% on net sales of Peri-Strips through December 2001, or if a patent is issued, until the expiration of the patent.

 . 2.5% or 3% of net sales of the Biograft through 1998 (2.5% if Biograft annual sales are under $2,000,000; 3.0% if annual sales are over $2,000,000).

 .  3% of net sales of the Bio-Vascular Probe through 2001.

Royalty expense was approximately $291,000, $393,000 and $169,000 for the years ended October 31, 1996, 1995, and 1994, respectively, and is included in cost of revenue.

 Contingency:

Recently, the Company received notice of a suit brought against it in Japan by a former Japanese distributor, claiming wrongful termination and economic damage of $500,000. The Company believes the claim to be completely without merit and intends to pursue this matter vigorously.

(7)  EMPLOYEE BENEFIT PLANS:

 Salary Reduction Plan:

The Company sponsors a salary reduction plan established on January 1, 1991, which qualifies under Section 401(k) of the Internal Revenue Code. Employee contributions are limited to 15% of their annual compensation, subject to yearly limitations. At the discretion of the Board of Directors, the Company may make matching contributions equal to a percentage of the salary reduction or other discretionary amount. The Company has made no contributions to the plan since its inception.

 Employee Stock Purchase Plan:

In 1995, the Board of Directors approved and adopted an Employee Stock Purchase Plan under which 300,000 shares of common stock were reserved for future issuance. The Plan was established to enable employees of the Company to invest in Company stock through payroll deduction. Shares of stock are granted employees at 85 percent of market

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
--------------------------------------------------------------------------------


value. There were 5,715 shares purchased during 1996 through the plan.

(8)   MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

                                       Significant          Gross          Percentage of        Accounts
                                        Customer            Sales           Gross Sales        Receivable
                                        --------            -----           -----------        ----------

   Year ended October 31, 1996......   Futuretech        $1,943,862             18%                21%
                                       Life Systems       1,570,515             15%                16%
                                       Cardio Medical     1,224,779             12%                14%

   Year ended October 31, 1995......   Futuretech        $2,153,750             19%                20%
                                       Life Systems       1,791,055             16%                19%
                                       Cardio Medical     1,274,126             11%                14%

   Year ended October 31, 1994......   Futuretech        $  932,140             17%
                                       Life Systems         793,928             15%

Net export sales amounted to 22%, 17%, and 30% for 1996, 1995 and 1994, respectively. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars. Gross export sales by geographic area are summarized as follows:

                                      1996        1995        1994
                                      ----        ----        ----

Europe and Middle East...........  $1,371,867  $1,102,720  $1,069,467
Asia and Pacific Region..........     623,884     521,642     320,619
Canada...........................     176,580     118,674      90,530
Latin America and Others.........      50,934      11,674       7,845


REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


Our report on the consolidated financial statements of Bio-Vascular, Inc. is included on page 34 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 31 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                       COOPERS & LYBRAND L.L.P.



Minneapolis, Minnesota
December 16, 1996

                                  SCHEDULE II

--------------------------------------------------------------------------------

BIO-VASCULAR, INC.
VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                  Balance at   Charged to              Balance
                                  beginning    cost and                at end of
Description                       of period    expenses    Deductions  period
--------------------------------------------------------------------------------

Allowance for doubtful accounts:


  Year ended October 31, 1996     $20,000       $36,592     $35,192     $21,400

  Year ended October 31, 1995     $30,000      ($ 1,901)    $ 8,099     $20,000

  Year ended October 31, 1994     $20,000       $14,217     $ 4,217     $30,000




--------------------------------------------------------------------------------

                                  Balance at   Charged to              Balance
                                  beginning    cost and                at end of
Description                       of period    expenses    Deductions  period
--------------------------------------------------------------------------------

Reserve for obsolete inventory:

  Year ended October 31, 1996     $46,000       $354,822    $ 32,822   $368,000

  Year ended October 31, 1995     $10,000       $176,568    $140,568   $ 46,000

  Year ended October 31, 1994     $10,000       $ 45,145    $ 45,145   $ 10,000



--------------------------------------------------------------------------------

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIO-VASCULAR, INC.


                     By  /s/  John T. Karcanes
                         -------------------------------------------------------
                         John T. Karcanes, President and Chief Executive Officer


                                       Dated:  January 27, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 27, 1997 by the following persons on behalf of the registrant and in the capacities indicated.



  /s/  John T. Karcanes
  ------------------------------------------------------------------------------
  John T. Karcanes, Chief Executive Officer (Principal Executive Officer and Director)



  /s/ M. Karen Gilles
  ------------------------------------------------------------------------------
  M. Karen Gilles, Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)



  /s/ James F. Lyons
  ------------------------------------------------------------------------------
  James F. Lyons
   Chairman of the Board of Directors



  /s/ Richard W. Perkins
  ------------------------------------------------------------------------------
  Richard W. Perkins, Director



  /s/ Lawrence Perlman
  ------------------------------------------------------------------------------
  Lawrence Perlman, Director



  /s/ Edward E. Strickland
  ------------------------------------------------------------------------------
  Edward E. Strickland, Director

                               BIO-VASCULAR, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                   For the Fiscal Year Ended October 31, 1996


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

4.3   Restated Articles of Incorporation of the Company (see Exhibit 3.1).

4.4 Amendment to Restated Articles of Incorporation of the Company dated June 21, 1995 (see Exhibit 3.2).

4.5   Amended and Restated Bylaws of the Company (see Exhibit 3.3).

10.1 Agreement dated as of July 31, 1985 among Genetic Laboratories, Inc., Vascular Services Diversified, Inc., and the Company, including first amendment thereto, dated September 25, 1985 (incorporated by reference to Exhibit 2.1 to the Company's registration statement on Form 10 (File
      No. 0-13907)).

10.2 Amendment No. 2 to the Agreement referred to in Exhibit 10.1, effective July 31, 1985 (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1986 (File No. 0-13907)).

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

10.15 Vital Images, Incorporated 1990 Management Incentive Stock
      Option Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

10.16 Vital Images, Incorporated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

10.17 Employment letter dated April 7, 1994 between the Company and
      Mr. Karcanes (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

10.18 Employment agreement dated May 24, 1994 between the Company and Dr. Argiro (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

10.19 Employment letter dated November 28, 1994, as amended January 2, 1995, between the Company and Mr. Stephenson (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

10.20 Employment letter dated October 19, 1995 between the Company and Mr. Weiss (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

10.21 Change in Control Agreement dated November 16, 1994 between the Company and Mr. Karcanes, which form of Change in Control Agreement has been entered into between the Company and each of Ms. Gilles, Mr. Weiss, Mr. Nelson, Dr. MacFarlane, Mr. Schankereli and Mr. Stephenson (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

10.22 Form of Change in Control Agreement dated November 16, 1994 entered into between the Company and Dr. Argiro (incorporated by reference to Exhibit
      10.29 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

10.23 Lease Agreement dated May 11, 1993 between the Company and Douglas Green IRA Trust (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File
      No. 0-13907)).

10.24 Lease Agreement effective August 1, 1995 between the Company and CMS Investors, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

10.25 License Agreement dated August 25, 1995 between Vital Images Incorporated and CogniSeis Development, Inc. (incorporated by reference to Exhibit
      10.26 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

10.26 Purchase and Sale Agreement dated December 1, 1995 among the Company, Bioplasty, Inc. and Uroplasty, Inc. (incorporated by reference to Exhibit
      10.27 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

10.27 License Agreement dated December 1, 1995 between the Company and Uroplasty, Inc. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

10.28 Assignment of U.S. Patent dated December 1, 1995 among the Company, Bioplasty, Inc. and Uroplasty, Inc. (incorporated by reference to Exhibit
      10.29 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

10.29 1995 Stock Incentive Plan (incorporated by reference to Amendment No. 1 to the Company's Schedule 14-A/A Proxy statement for the Company's 1996 annual meeting (File No. 0-13907)).

10.30 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 1 to the Company's Schedule 14-A/A proxy statement for the Company's 1996 annual meeting (File No. 0-13907)).

21.1 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended October 31, 1994 (File No. 0-13907)).

23.1  Consent of Coopers & Lybrand L.L.P.  Filed herewith electronically.

27.1 Financial Data Schedule for the year ended October 31, 1996. Filed herewith electronically.

27.2 Restated Financial Data Schedule for the year ended October 31, 1995. Filed herewith electronically