Form 10-Q
period 1997-01-31
BIO VASCULAR INC
filed 1997-03-17
CIK 780127

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

--------------------------------------------------------------------------------

                                   FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
                  For quarterly period ended January 31, 1997
                                       OR
   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ___ to ____

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
                       Telephone Number: (612) 603-3700

              ---------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X         No
                                       -----           -----
              ---------------------------------------------------

On March 6, 1997, there were 9,499,502 shares of the Registrant's common stock, par value $.01 per share, outstanding.

BIO-VASCULAR, INC.
BALANCE SHEETS
AS OF JANUARY 31, 1997 AND OCTOBER 31, 1996
--------------------------------------------------------------------------------

                                     ASSETS

                                                                   January 31,    October 31,
                                                                      1997           1996
                                                                   -----------    -----------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents....................................... $ 3,967,041    $ 5,736,650
  Marketable securities, short-term...............................   8,765,000     13,761,050
  Accounts receivable, net of an allowance for doubtful
    accounts of $22,900 at January 31, 1997 and $21,400
    at October 31, 1996...........................................   1,619,207      1,465,809
  Other receivables...............................................     856,091        632,386
  Inventories.....................................................   1,698,361      1,972,728
  Prepaid expenses................................................     405,850        284,811
  Deferred income taxes...........................................     778,000        914,300
                                                                   -----------    -----------
    Total current assets..........................................  18,089,550     24,767,734
                                                                   -----------    -----------
Equipment and leasehold improvements, net.........................   1,526,688      1,370,256
Intangible assets, net............................................   1,183,128      1,213,600
Marketable securities, long-term..................................   7,215,419     10,173,086
Deferred income taxes.............................................     185,600        182,200
Net assets of discontinued operations.............................   9,460,188        174,403
                                                                   -----------    -----------
    TOTAL ASSETS.................................................. $37,660,573    $37,881,279
                                                                   ===========    ===========

The accompanying notes are an integral part of the financial statements.

BIO-VASCULAR, INC.
BALANCE SHEETS
AS OF JANUARY 31, 1997 AND OCTOBER 31, 1996
--------------------------------------------------------------------------------


                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  January 31,    October 31,
                                                     1997           1996
                                                  -----------    -----------
                                                  (Unaudited)
CURRENT LIABILITIES:
  Accounts payable..............................  $   559,694     $   306,376
  Accrued expenses..............................      382,718         554,368
  Accrued loss on disposal of discontinued
   operations...................................    1,106,456       1,800,000
                                                  -----------      -----------
  Total current liabilities.....................    2,048,868       2,660,744
                                                  -----------      -----------

COMMITMENTS AND CONTINGENCY (NOTE 4)

SHAREHOLDERS' EQUITY:
  Common stock: authorized 20,000,000
   shares of $.01 par value issued and
   outstanding, 9,499,502 at January
   31, 1997 and 9,484,898 at October 31, 1996...       94,995           94,849
  Additional paid-in capital....................   39,645,511       39,500,239
  Accumulated deficit...........................   (3,713,979)      (3,838,537)
  Unrealized marketable securities holding
   loss.........................................      (12,152)         (51,107)
  Unearned compensation.........................     (402,670)        (484,909)
                                                  -----------      -----------

  Total shareholders' equity....................   35,611,705       35,220,535
                                                  -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY.........................................  $37,660,573      $37,881,279
                                                  ===========      ===========



The accompanying notes are an integral part of the financial statements.

BIO-VASCULAR, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                    Three Months Ended
                                                        January 31
                                                       (unaudited)

                                                      1997            1996
                                                  -----------     -----------
Net revenue  .................................    $ 2,325,442     $ 2,836,725

Cost of revenue  .............................      1,004,040         802,290
                                                  -----------     -----------
  Gross margin  ..............................      1,321,402       2,034,435

Operating Expenses:
  Selling, general, and administrative  ......      1,176,180       1,228,816
  Research and development  ..................        213,684         213,833
                                                  -----------     -----------

Income (loss) from operations  ...............        (68,462)        591,786

Other income, net  ...........................        282,020         273,243
                                                  -----------     -----------
Income from continuing operations before
 income taxes  ...............................        213,558         865,029

Provision for income taxes  ..................         89,000         341,000
                                                  -----------     -----------

Income from continuing operations  ...........        124,558         524,029

Loss from discontinued operations, net of
 income tax benefit  .........................             --        (318,637)
                                                  -----------     -----------

Net income  ..................................    $   124,558      $  205,392
                                                  ===========     ===========
Per share amounts:
  Continuing operations  .....................    $       .01     $       .05

  Discontinued operations  ...................             --     $      (.03)
                                                  -----------     -----------
  Net income  ................................    $       .01            (.02)
                                                  ===========     ===========

Weighted average shares outstanding  .........      9,829,000       9,928,000
                                                  ===========     ===========

The accompanying notes are an integral part of the financial statements.

BIO-VASCULAR, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
--------------------------------------------------------------------------------



                                                       Three Months Ended
                                                           January 31
                                                          (unaudited)

                                                      1997          1996
                                                   ----------    -----------
NET CASH PROVIDED BY CONTINUING OPERATIONS...      $  228,317    $   182,878

NET CASH USED IN DISCONTINUED OPERATIONS.....              --       (736,133)
                                                   ----------    -----------

NET CASH PROVIDED BY  (USED IN) OPERATING
ACTIVITIES...................................         228,317       (553,255)
                                                   ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and improvements......        (238,478)      (183,658)
Additions to intangibles.....................         (29,235)      (516,776)
Investments in marketable securities.........              --     (7,356,301)
Maturities of marketable securities..........              --      3,000,000
Cash investment in discontinued subsidiary...      (1,877,569)            --
Discontinued operations, net.................          31,781        (57,283)
                                                   ----------    -----------


Net cash used in investing activities........      (2,113,501)    (5,114,018)
                                                   ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Costs related to sale of stock...............              --        (87,327)
Proceeds related to the exercise of stock
options, net of restricted stock
repurchased..................................         115,575         61,367
                                                   ----------    -----------
Net cash provided by (used in) financing
activities...................................         115,575        (25,960)
                                                   ----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS....      (7,769,609)    (5,693,233)
                                                   ----------    -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD.......................................       5,736,650     15,424,969
                                                   ----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...     $ 3,967,041    $ 9,731,736
                                                  ===========    ===========



The accompanying notes are an integral part of the financial statements.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Bio-Vascular, Inc. ("Bio-Vascular" or "the Company"): have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the three months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and in the Form 10-K for the year ended October 31, 1996.

(2)  DISCONTINUED OPERATIONS:

On October 28, 1996, the Bio-Vascular Board of Directors approved the spin-off of the Company's wholly-owned subsidiary, Vital Images, Inc. ("Vital Images") to the Company's shareholders. The spin-off is expected to occur on or around April 30, 1997, following review of the appropriate filings by the Securities and Exchange Commission, at which time Vital Images will trade as an independent public Company. The Company has attempted to structure the transaction as tax-free, but since no revenue ruling will be sought, no assurance can be made about the final tax treatment of the transaction.

It is expected that one share of Vital Images common stock will be distributed for every two Bio-Vascular shares in the spin-off. In anticipation of this distribution, Bio-Vascular agreed to assign to Vital Images, $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996 and to contribute the approximately $3.1 million of intercompany debt existing on that date to Vital Images. Subsequently, Bio-Vascular's Board of Directors determined to make such additional capital contributions to Vital Images as necessary to bring Vital Images' cash, cash equivalents and marketable securities balances to a combined $10,000,000 and to contribute any additional intercompany debt owed by Vital Images on the effective date of the distribution. This additional contribution is estimated to be approximately $1,600,000 and would result in Bio-Vascular retaining approximately $18,347,000 in cash, cash equivalents and marketable securities at the effective date of the distribution. The actual amount of additional contribution and the resulting cash, cash equivalents and marketable securities retained by Bio-Vascular may be more or less than the estimate. On the effective date of the distribution, the Company's Shareholders' Equity will be charged for the entire capital contribution.

As a result of the plan to spin-off Vital Images, the Company's financial statements and notes report Vital Images as discontinued operations. Prior years' consolidated financial statements and notes have been restated accordingly.

Net revenue of the discontinued business for the first quarter of fiscal 1996 was $142,867, with a loss from discontinued operations of $318,637. Loss from discontinued operations for the three months ended January

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED
--------------------------------------------------------------------------------

31, 1997 is not reflected in the Company's statement of operations because the expected loss from these operations through the original estimated effective date of distribution was reflected in the loss on disposal of discontinued operations recorded in the fourth quarter of fiscal 1996. To the extent that the actual losses of Vital Images and expenses incurred in conjunction with the spin-off exceed (which is likely, but not currently able to be estimated) or are less than the amount of the accrued loss on disposal, the Company would report additional loss or income (not likely) on disposal in the quarter in which the distribution takes place.

                                                  January 31,     October 31,
NET ASSETS OF DISCONTINUED OPERATIONS                 1997           1996
                                                  ------------    -----------

Cash and cash equivalents.......................    $6,045,839     $      --

Accounts receivable, net........................       131,564       190,807

Other assets....................................       213,476       100,752

Equipment and leasehold improvements, net.......       775,236       651,351

Marketable securities, long-term................     2,986,875            --

Current liabilities.............................      (227,008)     (256,383)

Deferred revenues...............................      (465,794)     (512,124)
                                                    ----------     ---------
Net assets of discontinued operations...........    $9,460,188     $ 174,403
                                                    ==========     =========



(3)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                  January 31,     October 31,
                                                     1997            1996
                                                  -----------     -----------
Inventories:

Raw materials and supplies.....................   $   495,376     $   514,478

Work-in-process................................       433,586         541,483

Finished goods.................................       769,399         916,767
                                                  -----------     -----------
                                                  $ 1,698,361     $ 1,972,728
                                                  ===========     ===========

Condensed Statements of Cash Flows:
During the first quarter of 1997, the Company assigned approximately $8 million of marketable securities to Vital Images along with cash and cash equivalents of approximately $1.878 million and related accrued

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED
-------------------------------------------------------------------------------

interest receivable.

(4) CONTINGENCY:

Recently, the Company received notice of a suit brought against it in Japan by a former Japanese distributor, claiming wrongful termination and economic damage of $500,000. The Company believes the claim to be completely without merit and intends to pursue this matter vigorously.


(5) MAJOR CUSTOMERS:


                                                                                        Percentage
                                     Significant          Gross       Percentage of     of Accounts
                                      Customer            Sales       Gross Sales       Receivable
                                      -------             -----       -----------       ----------
Period ended January 31, 1997..     Futuretech          $460,737          19%              16%
                                    Life Systems         366,617          15%              13%
                                    CardioMedical        280,089          12%              13%

Period ended January 31, 1996..     Futuretech          $580,628          19%              13%
                                    Life Systems         432,735          14%              21%
                                    CardioMedical        336,711          11%              14%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Spin-off of Vital Images

On October 28, 1996, the Bio-Vascular Board of Directors approved the spin-off of its wholly-owned subsidiary, Vital Images, to the Company's shareholders. The spin-off is expected to occur on or around April 30, 1997, following review of the appropriate filings by the Securities and Exchange Commission, at which time Vital Images will operate as an independent public Company. The Company has attempted to structure the transaction as tax-free, but since no revenue ruling will be sought, no assurance can be made about the final tax treatment of the transaction.

It is expected that one share of Vital Images common stock will be distributed for every two Bio-Vascular shares in the spin-off. In anticipation of the Distribution, Bio-Vascular agreed to assign to Vital Images, $10,000,000 in cash, cash equivalents, and marketable securities, effective November 1, 1996 and to contribute the approximately $3.1 million of intercompany debt existing on that date to Vital Images. Subsequently, Bio-Vascular's Board of Directors determined, effective as of the Distribution Date, to make such additional capital contributions to Vital Images as necessary to bring Vital Images' cash, cash equivalents, and marketable securities balances to a combined $10,000,000 and to contribute any additional intercompany debt owed by Vital Images on the Distribution Date. This additional contribution is estimated to be approximately $1,600,000 and would result in Bio-Vascular retaining approximately $18,347,000 in cash, cash equivalents and marketable securities at the Distribution Date. The actual amount of additional contribution and the resulting cash, cash equivalents and marketable securities retained by Bio-Vascular may be more or less than the estimate.

The Company believes that strategically and financially, the timing and circumstances are right to separate the Company's Surgical and Medical Visualization Businesses for the long-term benefit of the shareholders. Both organizations, it is believed, will benefit from a tighter focus on their respective markets, will be able to invest in research and development at levels appropriate to their respective stages of development and will be able to evolve unique organizational and marketing structures to better serve their substantially different markets. The Company acquired Vital Images on May 24, 1994 in a tax-free business combination. As a result of the plan to spin-off Vital Images, the Company's financial statements and notes thereto report the business of Vital Images as discontinued operations.

Net revenue of the discontinued business for the first quarter of fiscal 1996 was $142,867, with a loss from discontinued operations of $318,637. Loss from discontinued operations for the three months ended January 31, 1997 is not reflected in the Company's statement of operations because the expected loss from these operations through the original estimated effective date of the distribution was reflected in the loss on disposal of discontinued operations recorded in the fourth quarter of fiscal 1996. At October 31, 1996, the Company accrued an estimated loss on disposal, net of income tax benefit, of $1,348,000. To the extent that the actual losses of Vital Images and accrued expenses related to the spin-off exceed (which is likely, but not currently able to be estimated), or are less than the amount of the accrual, the Company would report additional loss or income (not likely) on disposal in the quarter in which the distribution takes place. This

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
-------------------------------------------------------------------------------

forward looking information regarding total losses of Vital Images will be influenced by the actual date of the distribution and Vital Images' results of operations.

The Company's continuing business develops, manufactures and markets proprietary specialty medical products for use in thoracic, cardiac, neuro and vascular surgery.

Medicare Non-Coverage Decision

The Health Care Financing Administration ("HCFA"), the Agency of the Federal Government that administers Medicare, made a non-coverage decision for lung volume reduction surgery ("LVRS"), a surgical treatment for late-stage emphysema, that was effective January 1, 1996. This decision significantly impacted the Company's revenue from sales of Peri-Strips. Peri-Strips, which were cleared to market by the Food and Drug Administration in April of 1994, are used to enable LVRS. At the time that this non-coverage decision was put into effect, the Company estimates that approximately 70% of the patients undergoing LVRS were Medicare patients. There has been no Medicare reimbursement for this procedure since the January 1, 1996 effective date of the non-coverage decision. While the Company understands that private insurance companies and managed care organizations are currently reimbursing LVRS based on their own evaluation of the procedure and its outcomes, it is unknown whether these private payers will change their reimbursement practices in the future.

The National Institute of Health (NIH), in collaboration with HCFA, has outlined and is in the process of organizing a seven year prospective, randomized study of LVRS to determine whether it is safe and efficacious. The study, as it is currently designed, is limited to 2,580 patients of which 1,380 would be eligible to have the LVRS procedure. Members of Congress, responding to the concerns of their constituents and supported by a significant number of favorable peer-reviewed published medical articles bearing out the safety and efficacy of LVRS, are questioning HCFA's study as it is currently planned. Because HCFA and NIH appear intent on proceeding with the study, no assumption can be made as to whether the efforts of Congress or the mounting evidence regarding the benefits of this procedure will cause them to alter the study.

Results of Continuing Operations

           Comparison of the Three Months Ended January 31, 1997 with the Three Months Ended January 31, 1996

Net revenue (revenue) decreased 18% to $2,325,000 from $2,837,000, primarily due to the decrease in Peri-Strips revenue resulting from the HCFA non- coverage decision. Peri-Strips revenue decreased $745,000, or 49% to $762,000 from $1,507,000. Revenue from sales of other Tissue-Guard products, Dura-Guard, Vascu-Guard, Supple Peri-Guard and Peri-Guard, increased $227,000, or 40% to $801,000 from $574,000. Increases in revenue from the sales of Dura-Guard and Vascu-Guard provided the majority of the increase.

Revenue from sales of surgical productivity tools (Flo-Rester and the Bio-Vascular Probe) increased

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
-------------------------------------------------------------------------------

$78,000, or 16% to $557,000 from $479,000. The Company believes that Flo-Resters are being used in minimally invasive coronary bypass surgery, a procedure which is increasing.

The gross margin percentage was 57% in the 1997 quarter and 72% in the 1996 quarter. In fiscal 1996, the gross margin percentages declined through the quarters, primarily due to decreases in the production volume in response to decreases in expected demand for Peri-Strips as a result of the HCFA decision. The gross margin percentage was 62% by the fourth quarter of 1996. It is expected that the gross margin percentage will increase slightly during the year from the first quarter level, due to anticipated increases in production volume. This forward looking statement will be influenced primarily by the Company's current estimates of production volume for 1997, and would be impacted by significant increases or decreases in estimated production volume, by material changes in the Company's product mix and by the accuracy of the Company's estimates of standard costs.

Selling, general and administrative expense decreased 4% to $1,176,000 from $1,229,000. General and administrative expense increased $29,000 or 5%, primarily due to additional regulatory personnel and activities, while selling expense decreased $81,000, or 13%. The majority of the decrease in selling expense was due to a reduction in program expenses.

Research and development ("R&D") expense was level at $214,000 for both the 1997 and 1996 quarter. The Company has several projects under development and R&D expense is expected to increase as these projects progress. This forward looking statement is influenced primarily by the number of projects, the development path of each, the expected costs, and the timing of these costs.

The decrease in revenue combined with lower margins, resulted in an operating loss of $68,000 in the 1997 quarter compared to operating income of $592,000 in the 1996 quarter.

Continuing operations had an operating loss in the 1997 quarter of $68,000 compared to operating income from continuing operations of $592,000 in the 1996 quarter. Other income, primarily interest income, was $282,000 and $273,000 in the 1997 and 1996 quarters, respectively. As a result, continuing operations had income before income taxes in the 1997 and 1996 quarters of $213,000 and $865,000, respectively.

The Company recorded a provision for income taxes of $89,000 for the 1997 quarter, which is based on the Company's estimate of its annual rate for fiscal 1997. In the 1996 quarter, the Company allocated its provision for income taxes to continuing and discontinued operations based on their respective pretax income contribution and tax attributes. As a result, the amount of the provision allocated to continuing operations in the 1996 quarter was $341,000.

Income from continuing operations was $124,000, or $0.01 per share for the 1997 quarter and $524,000, or $0.05 per share for the 1996 quarter. Additionally, the loss from discontinued operations in the 1996 quarter was $319,000, or $0.03 per share, resulting in net income for the 1996 quarter of $205,000, or $0.02 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
-------------------------------------------------------------------------------

Liquidity and Capital Resources

In anticipation of the Distribution, Bio-Vascular agreed to assign to Vital Images, $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996 and to contribute the intercompany debt existing on that date to Vital Images. Subsequently, Bio-Vascular's Board of Directors determined to make such additional capital contributions to Vital Images as necessary to bring Vital Images' cash, cash equivalents, marketable securities balances to a combined $10,000,000 and to contribute any additional intercompany debt owed by Vital Images on the Distribution Date. This additional contribution is estimated to be approximately $1,600,000 and would result in Bio-Vascular retaining approximately $18,347,000 in cash, cash equivalents and marketable securities at the Distribution Date. The actual amount of additional contribution and the resulting cash, cash equivalents and marketable securities retained by Bio-Vascular may be more or less than the estimate.

Cash, cash equivalents and marketable securities totaled $19,947,000 at January 31, 1997, after the assignment of $10,000,000 to Vital Images, as compared to cash, cash equivalents and marketable securities of $29,671,000 at October 31, 1996.

Operating activities provided $228,000. Additionally, $238,000 was invested in equipment and leasehold improvements primarily related to new manufacturing processes related to both an existing and a new product. Financing activities provided $116,000 and represents stock option exercises, net of restricted stock repurchased.

Historically, the cash needs of the Company have been met by cash generated from operations and investments. The Company believes the $18,347,000 of cash, cash equivalents and marketable securities estimated to be available at the Distribution Date, along with cash provided by continuing operations, will be sufficient to satisfy its cash requirements for the foreseeable future.

Certain Important Factors

This Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the availability of third party reimbursement, the extent to which the Company's products gain market acceptance, litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, the progress of product development and clinical studies, and the receipt and timing of regulatory approvals, among others.

--------------------------------------------------------------------------------
                          PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Changes in Securities.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 15 of this report.

(b)  Form 8-K.   During the quarter ended January 31, 1997, the Company filed one Current Report on Form 8-K, dated November 26, 1996, reporting Item 5 - Other Information.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BIO-VASCULAR, INC.



March 17, 1997                      /s/  M. Karen Gilles
                                    --------------------------------------------
                                    M. Karen Gilles
                                    Vice President of Finance/CFO
                                    (Principal Financial Officer)

BIO-VASCULAR, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 (File No. 0-13907)).

3.2 Amendment to Restated Articles of Incorporation of the Company dated June 21, 1995 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 33-62199)).

3.3 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 33-74750)).

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

4.3  Restated Articles of Incorporation of the Company (see Exhibit 3.1).

4.4 Amendment to Restated Articles of Incorporation of the Company dated June 21, 1995 (see Exhibit 3.2).

4.5  Amended and Restated Bylaws of the Company (see Exhibit 3.3).

11.1 Computation of income per share.  Filed herewith electronically.

27.1 Financial Data Schedule for the three month period ended January 31, 1997. Filed herewith electronically.

27.2 Restated Financial Data Schedule for the three month period ended January 31, 1996. Filed herewith electronically.