Form 10-Q
period 1997-04-30
BIO VASCULAR INC
filed 1997-05-27
CIK 780127

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

--------------------------------------------------------------------------------
                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 1997
                                      OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the transition period from    to
                                                ---   ---

                        Commission File Number 0-13907

              ---------------------------------------------------

                              BIO-VASCULAR, INC.
            (Exact name of Registrant as specified in its charter)

                       State of Incorporation: Minnesota
                I.R.S. Employer Identification No.: 41-1526554

             Principal Executive Offices:  2575 University Avenue
                          St. Paul, Minnesota  55114
                       Telephone Number: (612) 603-3700

              ---------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

              ---------------------------------------------------

On May 19, 1997, there were 9,543,394 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.    FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
BALANCE SHEETS
AS OF APRIL 30, 1997 AND OCTOBER 31, 1996
-------------------------------------------------------------------------------

                                    ASSETS



                                                                   April 30,                 October 31,
                                                                      1997                      1997
                                                                   ---------                 -----------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.....................................   $ 5,638,409                $ 5,736,650
  Marketable securities, short-term.............................     8,694,825                 13,761,050
  Accounts receivable, net of an allowance for doubtful
    accounts of $24,500 at April 30, 1997 and $21,400
    at October 31, 1996.........................................     1,656,035                  1,465,809
  Other receivables.............................................       602,255                    632,386
  Inventories...................................................     1,516,027                  1,972,728
  Prepaid expenses..............................................       379,728                    284,811
  Deferred income taxes.........................................       157,750                    914,300
                                                                    ----------                 ----------

  Total current assests.........................................    18,645,029                 24,767,734
                                                                   -----------                -----------

Equipment and leasehold improvements, net.......................     1,614,051                  1,370,256
Intangible assets, net..........................................     1,123,366                  1,213,600
Marketable securities, long-term................................     4,219,062                 10,173,086
Deferred income taxes...........................................       177,643                    182,200
Net assets of discontinued operations...........................            --                    174,403
                                                                    ----------                 ----------

      TOTAL ASSETS..............................................   $25,779,151                $37,881,279
                                                                   ===========                ===========



(The accompanying notes are an integral part of the interim unaudited financial statements.)

BIO-VASCULAR, INC.
BALANCE SHEETS
AS OF APRIL 30, 1997 AND OCTOBER 31, 1996
-------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                    April 30,                October 31,
                                                                      1997                      1996
                                                                    ---------                -----------
                                                                   (Unaudited)
CURRENT LIABILITIES:
  Accounts payable............................................    $   383,881               $   306,376
  Accrued expenses............................................        424,229                   554,368
  Accrued loss on disposal of discontinued operations.........        204,612                 1,800,000
                                                                  -----------               -----------
      Total current liabilities...............................      1,012,722                 2,660,744
                                                                  -----------               -----------

COMMITMENTS AND CONTINGENCY (NOTE 4)

SHAREHOLDERS' EQUITY:
  Common stock: authorized 20,000,000 shares of $.01
   Par value issued and outstanding, 9,543,394 at
   April 30, 1997 and 9,484,898 at October 31, 1996...........         95,434                    94,849
  Additional paid-in capital..................................     29,546,360                39,500,239
  Accumulated deficit.........................................     (4,536,665)               (3,838,537)
  Unrealized marketable securities holding loss...............        (61,495)                  (51,107)
  Unearned compensation.......................................       (277,205)                 (484,909)
                                                                  -----------               -----------

Total shareholders' equity....................................     24,766,429                35,220,535
                                                                  -----------               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................    $25,779,151               $37,881,279
                                                                  ===========               ===========


(The accompanying notes are an integral part of the interim unaudited financial statements.)

BIO-VASCULAR, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                  Three Months Ended               Six Months Ended
                                                                      April 30,                       April 30,
                                                                     (unaudited)                     (unaudited)
                                                                 1997            1996            1997            1996
                                                                 ----            ----            ----            ----
Net Revenue...............................................    $2,481,038      $2,493,696      $4,806,479      $5,330,421

Cost of Revenue...........................................     1,017,955         715,785       2,021,994       1,518,076
                                                              ----------      ----------      ----------      ----------
  Gross margin............................................     1,463,083       1,777,911       2,784,485       3,812,345

Operating Expenses:
  Selling, general, and administrative....................     1,336,616       1,500,282       2,512,796       2,729,098
  Research and development................................       249,203         202,641         462,887         416,474
                                                              ----------      ----------      ----------      ----------

Income (loss) from operations.............................      (122,736)         74,988        (191,198)        666,773

Other income, net.........................................       294,050         291,636         576,070         564,879
                                                              ----------      ----------      ----------      ----------

Income from continuing operations before income taxes.....       171,314         366,624         384,872       1,231,652

Provision for income taxes................................        74,000         104,000         163,000         445,000
                                                              ----------      ----------      ----------      ----------

Income from continuing operations.........................        97,314         262,624         221,872         786,652

Loss from discontinued operations, net of income taxes....      (920,000)       (286,979)       (920,000)       (605,615)
                                                              ----------      ----------      ----------      ----------

Net income (loss).........................................    $ (822,686)     $  (24,355)     $ (698,128)     $  181,037
                                                              ==========      ==========      ==========      ==========

Per share amounts
  Continuing operations...................................          0.01            0.03            0.02            0.08
  Discontinued operations.................................         (0.10)          (0.03)          (0.10)          (0.06)
                                                              ----------      ----------      ----------      ----------
  Net income (loss).......................................    $    (0.09)     $     0.00      $    (0.07)     $     0.02
                                                              ==========      ==========      ==========      ==========

Weighted average shares outstanding.......................     9,511,000       9,439,000       9,501,000       9,903,000
                                                              ==========      ==========      ==========      ==========

(The accompanying notes are an integral part of the interim unaudited financial statements.)

BIO-VASCULAR, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                                                  Six Months Ended
                                                                                                      April 30
                                                                                                     (unaudited)
                                                                                                1997             1996
                                                                                                ----             ----
NET CASH PROVIDED BY CONTINUING OPERATIONS...............................................    $   273,253     $    258,960

NET CASH USED IN DISCONTINUED OPERATIONS.................................................             --         (591,760)
                                                                                             -----------     ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES......................................        273,253         (332,800)
                                                                                             -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposition of equipment.................................................................         10,000               --
Purchases of equipment and improvements..................................................       (435,583)        (229,663)
Additions to intangibles.................................................................        (32,845)        (512,773)
Investments in marketable securities.....................................................     (3,000,000)     (10,034,938)
Maturities of marketable securities......................................................      6,000,000        3,000,000
Cash investment in discontinued subsidiary...............................................     (3,733,489)              --
Discontinued operations, net.............................................................        586,677         (182,800)
                                                                                             -----------     ------------

Net cash used in investing activities....................................................       (605,240)      (7,960,174)
                                                                                             -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs related to sale of stock...........................................................             --          (87,327)
Proceeds related to the exercise of stock options, net of restricted stock repurchased...        233,746          324,480
                                                                                             -----------     ------------

Net cash provided by financing activities................................................        233,746          237,153
                                                                                             -----------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS................................................        (98,241)      (8,055,821)
                                                                                             -----------     ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................................      5,736,650       15,424,969
                                                                                             -----------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................................    $ 5,638,409     $  7,369,148
                                                                                             ===========     ============

(The accompanying notes are an integral part of the interim unaudited financial statements.)

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Bio-Vascular ("Bio-Vascular" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the six months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and in Form 10-K for the year ended October 31, 1996.

(2) DISCONTINUED OPERATIONS:

On October 28, 1996, the Bio-Vascular Board of Directors approved the spin-off ("the Distribution") of Vital Images, Inc. ("Vital Images") to the shareholders of Bio-Vascular. On May 12, 1997, the Company distributed all of the shares of Vital Images to Bio-Vascular shareholders and on that date Vital Images began operating as an independent public company. All Bio-Vascular shareholders of record as of May 5, 1997 received one share of Vital Images common stock for each two shares of Bio-Vascular stock held on that date. Cash will be issued in lieu of fractional shares. The Company has attempted to structure the transaction as tax-free, but since no revenue ruling will be sought, no assurance can be made about the final tax treatment of the transaction.

In anticipation of the Distribution, Bio-Vascular assigned to Vital Images, $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996. At the date of Distribution, Bio-Vascular contributed to Vital Images an additional $1,845,000 of cash equivalents, bringing Vital Images cash, cash equivalents and marketable securities balances on that date, again to $10,000,000. Additionally, Bio-Vascular made capital contributions to Vital Images of $3,079,000 representing net advances of cash made to Vital Images over the period beginning May 24, 1994, the date on which Vital Images was acquired by the Company, and ending May 11, 1997, the last date on which Vital Images was a part of the Company. The accompanying unaudited financial statements of the Company as of April 30, 1997 reflect all of these transactions. The Company recorded the distribution of Vital Images common stock to its shareholders as of March 19, 1997, the date the Board of Directors of the Company gave final approval for the transaction. The distribution was recorded by reducing shareholders' equity by $10,183,000, which represents the $10 million contribution and the carrying value of Vital Images' net assets. The accompanying unaudited financial statements of the Company as of April 30, 1997 reflect all of these transactions.

As a result of the Company's spin-off of Vital Images, the Company's financial statements and notes report Vital Images as discontinued operations. Prior years' financial statements and notes have been restated accordingly.

Net revenue of the discontinued business for the three and six months ended April 30, 1996 was $293,000 and $435,000, respectively. Because an additional six weeks were required to complete the spin-off, the

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED
--------------------------------------------------------------------------------

Company reported an additional loss on discontinued operations of $920,000. This amount relates entirely to Vital Images' net losses and spin-off related costs that exceeded those estimated and accrued on October 31, 1996, the end of the previous fiscal year.

(3) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                  April 30,          October 31,
                                                     1997               1996
                                                  ----------         -----------
Inventories:
Raw materials and supplies..................      $  461,763          $  511,683
Work-in-process.............................         389,260             544,278
Finished goods..............................         665,004             916,767
                                                  ----------          ----------
                                                  $1,516,027          $1,972,728
                                                  ==========          ==========

Condensed Statements of Cash Flows:
During the six months ended April 30, 1997, the Company contributed approximately $8,000,000 of marketable securities to Vital Images, along with cash and cash equivalents of approximately $3,733,000 and related accrued interest receivable.

(4) CONTINGENCY:

In late 1996, the Company received notice of a suit brought against it in Japan by a former Japanese distributor, claiming wrongful termination and economic damage of $500,000. The Company believes the claim to be completely without merit and intends to pursue this matter vigorously.

(5) MAJOR CUSTOMERS:

                                                                                 Percentage
                                       Significant      Gross     Percentage of  of Accounts
                                        Customer        Sales      Gross Sales   Receivable
                                        --------        -----      -----------   ----------
Period ended April 30, 1997......     Futuretech      $1,014,066       20%           17%
                                      Life Systems       749,084       15%           14%
                                      CardioMedical      507,300       10%           11%
                                      Pacific West       364,425        7%           10%

Period ended April 30, 1996......     Futuretech      $  982,693       17%           11%
                                      Life Systems       837,823       15%           18%
                                      CardioMedical      629,082       11%           11%

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED
--------------------------------------------------------------------------------

Net export sales amounted to 22%, and 21% for the six month period ended April 30, 1997 and 1996, respectively. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars. Gross export sales by geographic area are summarized as follows:

                                                             Six Months Ended
                                                                April 30,
                                                            1997          1996
                                                            ----          ----
Europe and Middle East.................................   $650,966      $719,023
Asia and Pacific Region................................    337,057       312,150
Canada.................................................     99,080       122,639
Latin America and Others...............................      6,461        30,516

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Spin-off of Vital Images

On October 28, 1996, the Bio-Vascular Board of Directors approved the spin-off ("the Distribution") of Vital Images, Inc. ("Vital Images") to the shareholders of Bio-Vascular, believing that strategically and financially, the timing and circumstances were right to separate the Company's Surgical and Medical Visualization Businesses for the long-term benefit of the shareholders. Both organizations, it is believed, will benefit from a tighter focus on their respective markets, will be able to invest in research and development at levels appropriate to their respective stages of development and will be able to evolve unique organizational and marketing structures to better serve their substantially different markets.

On May 12, 1997, the Company distributed all of the shares of Vital Images to shareholders of Bio-Vascular and on that date, Vital Images began operating as an independent public company. Vital Images is currently traded on the OTC Bulletin Board under the symbol VTAL. All Bio-Vascular shareholders of record as of May 5, 1997 received one share of Vital Images common stock for each two shares of Bio-Vascular stock held on that date. Cash will be issued in lieu of fractional shares. As a result of the Company's spin-off of Vital Images, the Company's financial statements and notes thereto report the business of Vital Images as discontinued operations.

Based on the Company's original estimate that the Distribution would be effective on or about March 31, 1997, the Company recorded a Loss on Disposal at October 31, 1996 of $1,348,000, which included estimates of Vital Images net losses from November 1, 1996 through March 31, 1997, along with the estimated transaction costs related to the spin-off, net of an estimated tax benefit. Because an additional six weeks were required to complete the spin-off, the Company reported an additional loss on discontinued operations of $920,000. This amount relates entirely to Vital Images' net losses and spin-off related costs that exceeded those estimated and accrued on October 31, 1996, the end of the previous fiscal year.

The Company's continuing business develops, manufactures and markets proprietary specialty medical products for use in thoracic, cardiac, neuro and vascular surgery.

Medicare Non-Coverage Decision

The Health Care Financing Administration ("HCFA"), the agency of the Federal Government that administers Medicare, made a non-coverage decision for lung volume reduction surgery ("LVRS"), a surgical treatment for late-stage emphysema, that was effective January 1, 1996. This decision significantly impacted the Company's revenue from sales of Peri-Strips. Peri-Strips, which were cleared to market by the Food and Drug Administration in April of 1994, are used to enable LVRS. At the time that this non-coverage decision was put into effect, the Company estimates that approximately 70% of the patients undergoing LVRS were Medicare patients. There has been no Medicare reimbursement for this procedure since the January 1, 1996 effective date of the non-coverage decision. While the Company understands that several private insurance companies and managed care organizations are currently reimbursing LVRS based

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

on their own evaluation of the procedure and its outcomes, it is unknown whether these private payers will change their reimbursement practices in the future.

The National Institute of Health (NIH), in collaboration with HCFA, has outlined and is in the process of organizing a seven year, prospective, randomized study of LVRS to determine whether it is safe and efficacious. The study, as it is currently designed, is limited to 2,580 patients, of which 1,380 would be eligible to have the LVRS procedure. Members of Congress, responding to the concerns of their constituents and supported by a significant number of favorable peer-reviewed published medical articles bearing out the safety and efficacy of LVRS, are questioning HCFA's study as it is currently planned. Because HCFA and NIH appear intent on proceeding with the study, no assumption can be made as to whether the efforts of Congress or the mounting evidence regarding the benefits of this procedure will cause them to alter the study. The Company, however, continues to work for restoration of coverage of LVRS for Medicare dependent patients.

Results of Continuing Operations

           Comparison of the Three Months Ended April 30, 1997 with the Three Months Ended April 30, 1996

Net revenue was essentially flat at $2,481,000 for the 1997 quarter compared to $2,494,000 for the 1996 quarter, primarily as a result of the decrease in revenue from Peri-Strips. Peri-Strips revenue decreased $152,000, or 16% to $780,000 in the 1997 quarter from $932,000 in the 1996 quarter, however, Peri-Strips revenue increased slightly over the 1997 first quarter level of $762,000. The Company believes that the higher Peri-Strip revenue in the second quarter of 1996 was largely due to the number of cases being performed at no charge for selected Medicare patients that were awaiting LVRS when HCFA made its non-coverage decision. Revenue from sales of other Tissue-Guard products, Dura-Guard, Vascu-Guard, Supple Peri-Guard and Peri-Guard, increased $117,000, or 14% to $946,000 from $829,000. Growing market share for the Dura-Guard and Vascu-Guard products were responsible for the increase. Biograft revenue decreased by $18,000, or 8%, comparing the 1997 and 1996 quarters, continuing a trend representative of the late stage of this product's life cycle.

Revenue from sales of surgical productivity tools (Flo-Rester and the Bio-Vascular Probe) increased $39,000, or 8% to $543,000 from $504,000. The Company believes that the growth in revenue, which is attributable to Flo-Rester, is due to its use in minimally invasive coronary bypass surgery, a procedure which is increasing.

The gross margin percentage was 59% in the 1997 quarter and 71% in the 1996 quarter. During fiscal 1996, the gross margin percentages declined through the quarters, primarily due to decreases in the production volume in response to decreases in expected demand for Peri-Strips as a result of the HCFA decision. The gross margin percentage was 62% by the fourth quarter of 1996 and was 57% in the first quarter of 1997. It is expected that the gross margin percentage will increase slightly during the year from the first quarter

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

level due to anticipated increases in production volume. This forward-looking statement will be influenced primarily by the accuracy of the Company's current estimates of production volume for 1997, and would be impacted by significant increases or decreases in actual production volume as compared to the estimate, by material changes in the Company's product mix and by the accuracy of the Company's estimates of standard costs.

Selling, general and administrative expense decreased $164,000, or 11% to $1,337,000 from $1,500,000. The decrease is primarily due to the management of discretionary expenses. General and administrative expense decreased $136,000, or 16%, while selling expense decreased $28,000, or 4%.

Research and development ("R&D") expense increased $47,000, or 23% to $249,000 from $203,000 in the 1996 quarter. The Company has several projects under development and R&D expense is expected to increase as these projects progress. This forward-looking statement will be influenced primarily by the number of projects, the related R&D personnel requirements, the development path of each project, the expected costs, and the timing of these costs.

Primarily due to lower gross margins, continuing operations had an operating loss in the 1997 quarter of $123,000 compared to operating income from continuing operations of $75,000 in the 1996 quarter. Other income, primarily interest income, was $294,000 and $292,000 in the 1997 and 1996 quarters, respectively. As a result, continuing operations had income before income taxes in the 1997 and 1996 quarters of $171,000 and $367,000, respectively.

The Company recorded a provision for income taxes of $74,000 for the 1997 quarter, which is based on the Company's estimate of its annual effective rate for fiscal 1997. In the 1996 quarter, the Company allocated its provision for income taxes to continuing and discontinued operations based on their respective pretax income contribution and tax attributes. As a result, the amount of the provision allocated to continuing operations in the 1996 quarter was $104,000.

Income from continuing operations was $97,000, or $0.01 per share for the 1997 quarter, and $263,000, or $0.03 per share for the 1996 quarter. The loss from discontinued operations in the 1997 quarter was $920,000, or $0.10 per share, resulting in a net loss for the 1997 quarter of $823,000, or $0.09 per share. The loss from discontinued operations in the 1996 quarter was $287,000, or $0.03 per share, resulting in a net loss for the 1996 quarter of $24,000, or no cents per share.

            Comparison of the Six Months Ended April 30, 1997 with
                      the Six Months Ended April 30, 1996

Net revenue decreased $524,000, or 10% to $4,806,000 from $5,330,000, primarily as a result of the decrease in revenue from Peri-Strips. Peri-Strips revenue decreased $898,000, or 37% to $1,542,000 from $2,440,000. The decrease in revenue from Peri-Strips is primarily due to the Medicare LVRS non-coverage decision which affects all of the 1997 period and only part of the 1996 period. Revenue from sales of other

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

Tissue-Guard products, Dura-Guard, Vascu-Guard, Supple Peri-Guard and Peri-Guard, increased $345,000, or 25% to $1,748,000 from $1,403,000, primarily due to increases in revenue from the sales of Dura-Guard and Vascu-Guard, arising from market share gains. Biograft revenue decreased by $92,000, or 18%, comparing the first halves of 1997 and 1996, continuing a trend representative of the late stage of this product's life cycle.

Revenue from sales of surgical productivity tools (Flo-Rester and the Bio-Vascular Probe) increased $119,000, or 12% to $1,099,000 from $980,000, with the majority of the increase in revenue from sales of Flo-Rester. The Company believes that the growth in revenue from Flo-Rester is due to its use in minimally invasive coronary bypass surgery, a procedure which is increasing.

The gross margin percentage was 58% in 1997 and 72% in 1996. In fiscal 1996, the gross margin percentages declined through the quarters, primarily due to decreases in the production volume in response to decreases in expected demand for Peri-Strips as a result of the HCFA decision. The gross margin percentage was 62% by the fourth quarter of 1996, 57% in the first quarter of 1997, and 59% in the second quarter of 1997. It is expected that the gross margin percentage will continue to increase slightly during the year from the first quarter level due to anticipated increases in production volume. This forward-looking statement will be influenced primarily by the accuracy of the Company's current estimates of production volume for 1997, and would be impacted by significant increases or decreases in actual production volume as compared to the estimate, by material changes in the Company's product mix and by the accuracy of the Company's estimates of standard costs.

Selling, general and administrative expense decreased $216,000, or 8% to $2,513,000 from $2,729,000. The decrease is primarily due to the management of discretionary expenses. General and administrative expense decreased $107,000, or 7%, while selling expense decreased $109,000, or 9%.

R&D expense increased $46,000, or 11% to $463,000 from $416,000. The Company has several projects under development and R&D expense is expected to increase as these projects progress. This forward-looking statement will be influenced primarily by the number of projects, the related R&D personnel requirements, the development path of each project, the expected costs, and the timing of these costs.

Primarily due to the decrease in revenue from Peri-Strips, compounded by lower gross margins, continuing operations had an operating loss in the first six months of 1997 of $191,000 compared to operating income from continuing operations of $667,000 in the first six months of 1996. Other income, primarily interest income, was $576,000 and $565,000 in the 1997 and 1996 quarters, respectively. As a result, continuing operations had income before income taxes in the 1997 and 1996 quarters of $384,000 and $1,232,000, respectively.

The Company's recorded provision for income taxes for the first half of 1997 is $163,000 and is based on the Company's estimate of its annual effective rate for fiscal 1997. In the first half of 1996, the Company allocated its provision for income taxes to continuing and discontinued operations based on their respective pretax income contribution and tax attributes. As a result, the amount of the provision allocated to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

continuing operations in the first half of 1996 quarter was $445,000.

Income from continuing operations was $222,000, or $0.02 for 1997 and $787,000, or $0.08 per share for 1996. The loss from discontinued operations for 1997 was $920,000, or $0.10 per share, resulting in a net loss for 1997 of $698,000, or $0.07 per share (difference due to rounding). The loss from discontinued operations in 1996 was $606,000, or $0.06 per share, resulting in net income for 1996 of $181,000, or $0.02 per share.

Liquidity and Capital Resources

In anticipation of the Distribution, Bio-Vascular assigned to Vital Images, $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996. At the date of Distribution, May 12, 1997, Bio-Vascular contributed an additional $1,845,000, bringing Vital Images' cash, cash equivalents and marketable securities balances on that date, again to $10,000,000. Additionally, Bio-Vascular made capital contributions of $3,079,000 representing net advances of cash made to Vital Images over the period beginning May 24, 1994, the date on which Vital Images was acquired by the Company, to May 11, 1997, the last date on which Vital Images was a part of the Company. These transactions are all included in the April 30, 1997 financial statements of Bio-Vascular.

At April 30, 1997, after accounting for all the transactions of the Distribution, the Company has cash, cash equivalents and marketable securities totaling $18,553,000. At April 30, 1997, working capital was $17,632,000 and the current ratio is 18 to 1.

Operating activities provided $276,000. The Company invested $436,000 in equipment and leasehold improvements primarily related to new manufacturing processes related to both an existing and a new product. Financing activities provided $234,000 and represents stock option exercises, net of restricted stock repurchased and a tax benefit associated with the option exercises. Finally, the Company made the final investment in Vital Images, using $1,845,000 to bring their cash balances to $10,000,000 at the date of Distribution.

Historically, the cash needs of the Company have been met by cash generated from operations and investments. The Company believes its cash, cash equivalents and marketable securities of $18,552,000, which is fully adjusted for the Distribution, along with cash provided by continuing operations, will be sufficient to satisfy its cash requirements for the foreseeable future.

New Accounting Standard

In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No.
128), Earnings per Share (EPS) was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its first quarter of fiscal 1998, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Net income per common share currently presented by the Company is comparable to the basic EPS required under SFAS 128. Diluted EPS for the Company would be calculated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

based on both common shares outstanding and consideration of the dilutive effects of common stock equivalents.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

--------------------------------------------------------------------------------

                          PART II.  OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a report of the voting results of the Company's annual shareholders meeting held on March 19, 1997.

1. Proposal to elect six directors was approved. John T. Karcanes, James F. Lyons, Richard W. Perkins, Edward E. Strickland, Timothy M. Scanlan and Anton R. Potami were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. There were no broker non-votes. The tabulation was as follows:

          Director                        Votes For                Votes Against
          --------                        ---------                -------------
     John T. Karcanes                     8,766,185                   54,373
     James F. Lyons                       8,764,125                   56,430
     Richard W. Perkins                   8,764,108                   56,447
     Anton R. Potami                      8,763,952                   56,603
     Timothy M. Scanlan                   8,764,632                   55,923
     Edward E. Strickland                 8,761,955                   58,600

2. Proposal to amend the Corporation's Restated Articles of Incorporation, as amended, to create a class of Preferred Stock, issuable in series, was approved. There were 3,471,740 votes cast in favor and 1,036,122 votes cast against the proposal, with 62,225 shares abstaining. There were 4,250,468 broker non-votes, which were treated as shares not entitled to vote on the proposal.

ITEM 5.  OTHER INFORMATION

Effective as of May 12, 1997 (the "Distribution Date") the Company completed the spin-off distribution (the "Distribution") of all of the issued and outstanding shares of common stock, $.01 par value per share, together with certain preferred stock purchase rights attached thereto ("Vital Images Common Stock"), of Vital Images, Inc. ("Vital Images"). Prior to the Distribution, Vital Images was a wholly-owned subsidiary of the Company engaged in the Company's Medical Visualization Business.

The Distribution was made to holders of record of the Company's common stock, $.01 par value per share ("Bio-Vascular Common Stock"), as of May 5, 1997, on the basis of one share of Vital Images Common Stock for each two shares of Bio-Vascular Common Stock held as of that date. No holder of Bio-Vascular Common Stock was required to pay any cash or other consideration for the shares of Vital Images Common Stock received in the Distribution, to surrender or exchange any shares of Bio-Vascular Common Stock, or to take any other action in order to receive the shares of Vital Images Common Stock to which they were entitled in the Distribution. No certificates or scrip representing fractional shares of Vital Images Common Stock were issued to the Company's shareholders in the Distribution. Pursuant to an agreement among the Company, Vital Images and American Stock Transfer & Trust Company as distribution agent (the "Distribution Agent") the Distribution Agent was directed to aggregate all fractional shares of Vital Images Common Stock otherwise issuable in the Distribution into whole shares and sell them in the open market at then-prevailing prices on behalf of shareholders who would have otherwise been entitled to receive such fractional share interests. Cash payments in the amount of the pro rata share of such total sale proceeds, net of any commissions incurred in connection with such sales, will be made in lieu of such fractional interests.

In anticipation of the Distribution, the Company agreed to assign to Vital Images $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996. Subsequently, the Company's Board of Directors determined, effective as of the Distribution Date, to make such additional capital contributions to Vital Images as necessary to bring Vital Images' cash, cash equivalents and marketable securities balances to a combined $10,000,000, resulting in an additional $1,845,000 contribution by Bio-Vascular as of that date.

Upon completion of the Distribution, Vital Images became an independent public company, separate from the Company. However, in order to provide for an orderly transition of Vital Images to an independent company, the Company and Vital Images entered into certain agreements regarding corporate matters relating to the Distribution, transition services to be provided to Vital Images by the Company for a limited period following the Distribution, employee benefit matters and tax and indemnification matters. Each of these agreements is intended to set forth, on an arms-length basis, the agreement of the parties with respect to the subject matter thereof.

Following the Distribution, the Company and Vital Images have separate management and Boards of Directors. Two individuals, Messrs. Richard W. Perkins and Edward E. Strickland, currently serve as directors of both the Company and Vital Images, although it is expected that Mr. Perkins will only serve as a director of Vital Images for a transitional period of approximately 12 to 18 months and will not seek reelection as a director of Vital Images thereafter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 19.

(b) Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1997.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BIO-VASCULAR, INC.


May 27, 1997                           /s/ M. Karen Gilles
                                       -----------------------------
                                       M. Karen Gilles
                                       Vice President of Finance and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

BIO-VASCULAR, INC.
INDEX TO EXHIBITS
-------------------------------------------------------------------------------
3.1 Restated Articles of Incorporation of the Company, as amended (filed herewith electronically).

3.2 Amendment to Restated Articles of Incorporation, as amended, dated March 20, 1997 (filed herewith electronically).

4.1 Restated Articles of Incorporation of the Company, as amended (see Exhibit 3.1).

4.2 Amendment to Restated Articles of Incorporation, as amended, dated March 20, 1997 (see Exhibit 3.2).

10.1  1988 Stock Option Plan, as amended (filed herewith electronically).

10.2  1995 Stock Incentive Plan, as amended (filed herewith electronically).

11.1  Computation of income (loss) per share (filed herewith electronically).

27.1 Financial Data Schedule for the three month period ended April 30, 1997 (filed herewith electronically).

27.2 Restated Financial Data Schedule for the three month period ended April 30, 1996 (filed herewith electronically).