Form 10-Q
period 1997-07-31
BIO VASCULAR INC
filed 1997-09-02
CIK 780127

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
________________________________________________________________________________


                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1997
                                      OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the transition period from ___ to ____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

              ___________________________________________________

On August 22, 1997, there were 9,543,200 shares of the Registrant's common stock, par value $.01 per share, outstanding.



ITEM 1.    FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
CONDENSED BALANCE SHEETS
AS OF JULY 31, 1997 AND OCTOBER 31, 1996
--------------------------------------------------------------------------------------------------------------

                                                    ASSETS


                                                                           July 31,               October 31,
                                                                             1997                    1996
                                                                        --------------           -------------
                                                                         (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents................................              $ 4,206,698              $ 5,736,650
   Marketable securities, short-term........................                7,728,521               13,761,050
   Accounts receivable, net.................................                1,770,689                1,465,809
   Other receivables........................................                  470,273                  632,386
   Inventories..............................................                1,577,465                1,972,728
   Prepaid expenses.........................................                  347,067                  284,811
   Deferred income taxes....................................                  162,050                  914,300
                                                                          -----------              -----------

   Total current assets.....................................               16,262,763               24,767,734
                                                                          -----------              -----------

Equipment and leasehold improvements, net...................                1,635,937                1,370,256
Intangible assets, net......................................                1,058,146                1,213,600
Marketable securities, long-term............................                6,239,649               10,173,086
Deferred income taxes.......................................                  191,843                  182,200
Net assets of discontinued operations.......................                       --                  174,403
                                                                          -----------              -----------

   TOTAL ASSETS.............................................              $25,388,338              $37,881,279
                                                                          ===========              ===========



(The accompanying notes are an integral part of the interim unaudited financial statements.)


BIO-VASCULAR, INC.
CONDENSED BALANCE SHEETS
AS OF JULY 31, 1997 AND OCTOBER 31, 1996
---------------------------------------------------------------------------------------------------------------

                                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           July 31,                October 31,
                                                                             1997                     1996
                                                                        --------------           --------------
                                                                         (Unaudited)

CURRENT LIABILITIES:
   Accounts payable..........................................             $   456,417              $   306,376
   Accrued expenses..........................................                 493,788                  554,368
   Accrued loss on disposal of discontinued operations.......                  26,967                1,800,000
                                                                          -----------              -----------
   Total current liabilities.................................
                                                                              977,172                2,660,744
COMMITMENTS AND CONTINGENCY (NOTE 5)                                      -----------              -----------

SHAREHOLDERS' EQUITY:
   Common stock: authorized 20,000,000 shares of $.01
   par value issued and outstanding, 9,543,200 at
   July 31, 1997 and 9,484,898 at October 31, 1996...........                  95,432                   94,849
   Additional paid-in capital................................              29,593,140               39,500,239
   Accumulated deficit.......................................              (5,028,063)              (3,838,537)
   Unrealized marketable securities holding loss.............                  (3,289)                 (51,107)
   Unearned compensation.....................................                (246,054)                (484,909)
                                                                          -----------              -----------



Total shareholders' equity...................................              24,411,166               35,220,535
                                                                          -----------              -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY.......................................................             $25,388,338              $37,881,279
                                                                          ===========              ===========



(The accompanying notes are an integral part of the interim unaudited financial statements.)

BIO-VASCULAR, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                          Three Months Ended                     Nine Months Ended
                                                               July 31,                               July 31,
                                                              (unaudited)                           (unaudited)

                                                        1997               1996                1997              1996
                                                     ----------         ----------          -----------       ----------

Net Revenue.....................................     $2,408,686         $2,527,896          $ 7,215,165       $7,858,317

Cost of Revenue.................................        952,370          1,057,944            2,974,365        2,576,020
                                                     ----------         ----------          -----------       ----------
   Gross margin.................................      1,456,316          1,469,952            4,240,800        5,282,297

Operating Expenses:
   Selling, general, and administrative.........      1,628,820          1,294,859            4,141,616        4,023,957
   Research and development.....................        325,155            237,998              788,042          654,472
                                                     ----------         ----------          -----------       ----------

Income (loss) from operations...................       (497,659)           (62,905)            (688,858)         603,868

Other income, net...............................        305,961            255,663              882,032          820,541
                                                     ----------         ----------          -----------       ----------

Income (loss) from continuing operations
before income taxes............................        (191,698)           192,758              193,174        1,424,409


Provision for income taxes......................        299,700             81,500              462,700          526,500
                                                     ----------         ----------          -----------       ----------

Income (loss) from continuing operations........       (491,398)           111,258             (269,526)         897,909

Loss from discontinued operations, net of
 income taxes...................................             --            287,926              920,000          893,540
                                                     ----------         ----------          -----------       ----------


Net income (loss)...............................     $ (491,398)        $ (176,668)         $(1,189,526)      $    4,369
                                                     ==========         ==========          ===========       ==========

Per share amounts

   Continuing operations........................           (.05)               .01                 (.03)             .09
   Discontinued operations......................             --               (.03)                (.10)            (.09)
                                                     ----------         ----------          -----------       ----------
   Net income (loss)............................     $     (.05)        $     (.02)         $      (.13)      $        -
                                                     ==========         ==========          ===========       ==========

Weighted average shares outstanding.............      9,545,000          9,440,000            9,512,000        9,870,000
                                                     ==========         ==========          ===========       ==========

     (The accompanying notes are an integral part of the interim unaudited financial statements.)

BIO-VASCULAR, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                          1997               1996
                                                                       -----------       ------------
NET CASH PROVIDED BY CONTINUING OPERATIONS....................         $    51,615       $     11,229

NET CASH USED IN DISCONTINUED OPERATIONS......................                   -           (694,237)
                                                                       -----------       ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..........              51,615           (683,008)
                                                                       -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment...............................              10,030                  -
Purchases of equipment and improvements.......................            (544,492)          (282,203)
Additions to intangibles......................................             (32,845)          (553,742)
Investments in marketable securities..........................          (7,000,000)       (21,000,000)
Maturities of marketable securities...........................           9,000,000         13,795,921
Cash investment in discontinued subsidiary....................          (3,733,489)                 -
Discontinued operations, net..................................             449,033           (267,783)
                                                                       -----------       ------------

Net cash used in investing activities.........................          (1,851,763)        (8,307,807)
                                                                       -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Costs related to sale of stock................................                   -            (87,326)
Proceeds related to the exercise of stock options, net of
restricted stock repurchased..................................             270,196            653,712
                                                                       -----------       ------------

Net cash provided by financing activities.....................             270,196            566,386
                                                                       -----------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.....................          (1,529,952)        (8,424,429)
                                                                       -----------       ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............           5,736,650         15,424,969
                                                                       -----------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD....................         $ 4,206,698       $  7,000,540
                                                                       ===========       ============

     (The accompanying notes are an integral part of the interim unaudited financial statements.)

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Bio-Vascular ("Bio-Vascular" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the nine months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and in Form 10-K for the year ended October 31, 1996.

(2)  DISCONTINUED OPERATIONS:

On May 12, 1997, the Company completed the spin-off distribution of all of the shares of Vital Images, Inc. (Vital Images) to shareholders of Bio-Vascular, with Vital Images thereafter operating as an independent public company. All Bio-Vascular shareholders of record received one share of Vital Images common stock for each two shares of Bio-Vascular stock held, with cash issued in lieu of fractional shares. The Company attempted to structure the transaction as tax-free, but since no revenue ruling was sought, no assurance can be made about the final tax treatment of the transaction.

At the date of distribution, Bio-Vascular made a final contribution of cash to Vital Images of $1,845,000 to bring Vital Images' cash and investment balances to $10,000,000, as required by the terms of the Distribution Agreement between the companies. Bio-Vascular's total contribution to Vital Images in conjunction with the distribution was $11,845,000. The Company recorded the distribution of Vital Images common stock to its shareholders as of March 19, 1997, the date the Board of Directors of the Company gave final approval for the transaction. The distribution was recorded by reducing shareholders' equity by $10,183,000, which represents the $10,000,000 cash and investment balance, plus the carrying value of Vital Images' net assets. The accompanying unaudited financial statements of the Company as of July 31, 1997 reflect all of these transactions. The Company's financial statements and notes report Vital Images as discontinued operations. Prior years' financial statements and notes have been restated accordingly.

Net revenue of discontinued operations for the three and nine months ended July 31, 1996 was $194,000 and $629,000, respectively. Because the completion of the spin-off extended six weeks beyond the estimated date, the Company reported an additional loss on discontinued operations of $920,000 in the second quarter. This amount relates entirely to Vital Images' net losses and spin-off related costs that exceeded those estimated and accrued on October 31, 1996, the end of the previous fiscal year.

(3) INCOME TAXES:

When the Company finalized its accounting for the spin-off of Vital Images in May 1997, the Company

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED
--------------------------------------------------------------------------------

expected to utilize a significant portion of Vital Images' net operating loss carry forwards against the Company's fiscal 1997 taxable income. As a result of events occurring during the third quarter, the Company determined that the expected tax benefit will not be realized. Thus, the Company wrote-off the associated tax asset and recorded a net income tax expense of $299,700.

The deferred tax asset of $353,893 at July 31, 1997, is principally related to research and experimental tax credits, which expire between 2009 and 2012.

(4)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:



                                                    July 31,       October 31,
                                                      1997             1996
                                                   ----------      ------------
Accounts Receivable............................    $1,796,789        $1,487,209
Allowance for doubtful accounts................       (26,100)          (21,400)
                                                   ----------        ----------
                                                   $1,770,689        $1,465,809
                                                   ==========        ==========

Inventories:
Raw materials and supplies.....................    $  539,163        $  511,683
Work-in-process................................       466,968           544,278
Finished goods.................................       571,334           916,767
                                                   ----------        ----------
                                                   $1,577,465        $1,972,728
                                                   ==========        ==========

Condensed Statements of Cash Flows:

During the nine months ended July 31, 1997, the Company contributed approximately $8,000,000 of marketable securities to Vital Images, along with cash and cash equivalents of approximately $3,733,000 and related accrued interest receivable.

(5) CONTINGENCY:

In late 1996, the Company received notice of a suit brought against it in Japan by a former Japanese distributor, claiming wrongful termination and economic damage of $500,000. The Company believes the claim to be completely without merit and intends to pursue this matter vigorously.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED
--------------------------------------------------------------------------------

(6) MAJOR CUSTOMERS:


                                                                                          Percentage of
                                           Significant       Gross       Percentage of      Accounts
                                            Customer         Sales        Gross Sales      Receivable
                                            --------         -----        -----------      ----------


Nine months ended July 31, 1997.......     Futuretech      1,476,722         20%              11%
                                           Life Systems    1,032,235         14%              12%
                                           CardioMedical     879,437         12%              15%
                                           Pacific West      502,951          7%              12%


Nine months ended July 31, 1996.......     Futuretech      1,471,780         18%              16%
                                           Life Systems    1,225,894         15%              15%
                                           CardioMedical     956,964         12%              15%


Net export sales amounted to 23%, and 21% for the nine month period ended July 31, 1997 and 1996, respectively. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars. Gross export sales by geographic area are summarized as follows:


                                                                   Nine Months Ended
                                                                        July 31,
                                                                1997               1996
                                                              ---------          ---------

Europe and Middle East..................................      1,044,776          1,097,381
Asia and Pacific Region.................................        504,869            485,563
Canada..................................................        165,186            147,823
Latin America and Others................................          9,825             48,408

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

  Although net revenue for the quarter was down 5% over the same quarter in 1996 due largely to a decline in revenue from sales of Peri-Strips, the Company continues to see impressive revenue growth from its core Tissue Guard product line, excluding Peri-Strips. The Tissue Guard product line was up 46% over the third quarter of 1996 and up 17% over the second quarter of 1997. All products in the Tissue Guard product line, Dura-Guard, Vascu-Guard, Supple Peri-Guard and Peri-Guard had significant sales increases in the quarter.

  Domestic revenue from Peri-Strips continues to be significantly affected by the Health Care Financing Administration's ("HCFA") non-coverage decision in January 1996 for lung volume reduction ("LVR") surgery. Revenue from Peri-Strips was down 42% from the third quarter of 1996 and down 24% from the second quarter of 1997. The Company believes that some hospitals in the U.S. are no longer promoting LVR cases. However, the Company is encouraged that surgeons and other medical professionals continue to seek training on the LVR surgical procedure. Peri-Strips revenue was also down in the quarter from the Company's original expectations due to a delay in the start date for a study of LVR surgery sponsored jointly by HCFA and the National Institute of Health. The start date is subject to the completion of organizational and procedural activities. The Company had originally received indications that the study would commence in June 1997. The Company accordingly anticipated demand for the Peri-Strip product associated with the HCFA study and corresponding Peri-Strips revenue in the second half of fiscal 1997. The Company now believes that the earliest surgeries under the study will begin is January 1998.

  Peri-Strips Dry, an advanced version of Peri-Strips was launched in mid-July 1997. The Company believes the Peri-Strips Dry design provides significant advantages for thorascopic surgical procedures over the original Peri-Strips "sleeve" design. Peri-Strips Dry eliminates the need to extract the sutured sleeve backing that was part of the original design. A specially formulated PSD Gel enables the Peri-Strips Dry strip to adhere to the surgical stapler. Thorascopic procedures are currently estimated to comprise 75% of the total LVR surgeries performed in Europe. The majority of surgeons in Europe have performed LVR surgery without the benefit of a staple-line buttress. The Company was successful in convincing a leading European thoracic surgeon to evaluate Peri-Strips Dry. This surgeon is now the lead investigator for the Company's marketing clinical trials currently underway at three European sites. The Company expects European revenue growth from Peri-Strips Dry and Peri-Strips will be gradual as reimbursement is obtained on a country-by-country basis. Currently, European patients pay directly for the product. In the U.S., Peri-Strips Dry is expected to replace the original Peri-Strips sleeve configuration for thorascopic procedures.

  The Spin-off of Vital Images

  On May 12, 1997, the Company distributed all of the shares of Vital Images to shareholders of Bio-Vascular and on that date, Vital Images began operating as an independent public company. Vital Images is currently traded on the OTC Bulletin Board under the symbol VTAL. All Bio-Vascular shareholders of record received one share of Vital Images common stock for each two shares of Bio-Vascular stock held.

  Both organizations should benefit from a tighter focus on their respective markets, be able to invest in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------


research and development at levels appropriate to their respective stages of development and be able to evolve unique organizational and marketing structures to better serve their substantially different markets. As a result of the Company's spin-off of Vital Images, the Company's financial statements and notes thereto report the business of Vital Images as discontinued operations.

Medicare Non-Coverage Decision

Effective January 1, 1996, HCFA made a non-coverage decision with respect to LVR surgery, a surgical treatment for late-stage emphysema. This decision significantly impacted the Company's revenue from sales of Peri-Strips. At the time that this non-coverage decision was put into effect, the Company estimates that approximately 70% of the patients undergoing LVR surgery were Medicare patients. While the Company understands that several private insurance companies and managed care organizations continue to reimburse LVR surgery based on their own evaluation of the procedure and its outcomes, it is unknown whether these private payers will change their reimbursement practices in the future or if more private payers will begin to cover the procedure.

The National Institute of Health (NIH), in collaboration with HCFA, has outlined and is in the process of organizing a prospective, randomized study of LVR surgery to determine whether it is safe and efficacious. The study, as it is currently designed, is limited to a small number of patients relative to the number of Medicare dependent patients who would be otherwise eligible for the procedure. Congress, responding to the concerns of their constituents and in light of a significant number of favorable peer-reviewed published medical articles bearing out the safety and efficacy of LVR, requested HCFA to present to Congress updated information on the LVR procedure by January 1997. HCFA requested an extension until April 1997 and as of the date of this report had not yet complied with Congress' request. Because HCFA and the NIH appear intent on proceeding with the study, no assumption can be made as to whether the efforts of Congress or the mounting evidence regarding the benefits of this procedure will cause them to alter the study. The Company, however, will continue to work for restoration of coverage of LVR surgery for Medicare dependent patients.

Results of Continuing Operations


            Comparison of the Three Months Ended July 31, 1997 with
                     the Three Months Ended July 31, 1996

Net revenue was $2,409,000 for the 1997 quarter compared to $2,528,000 for the 1996 quarter, primarily as a result of the decrease in revenue from sales of Peri-Strips. Peri-Strips revenue decreased $423,000, or 42% to $594,000 in the 1997 quarter from $1,017,000 in the 1996 quarter. Revenue from sales of other Tissue-Guard products, Dura-Guard, Vascu-Guard, Supple Peri-Guard and Peri-Guard, increased $348,000, or 46% to $1,105,000 from $757,000. All Tissue Guard products showed significant increases. Biograft revenue decreased by $56,000, or 23%, comparing the 1997 and 1996 quarters, continuing a trend representative of the late stage of this product's life cycle. Revenue from sales of surgical productivity tools (Flo-Rester and the Bio-Vascular Probe) increased 3% to $518,000 from $505,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------


The gross margin percentage was 60% in the 1997 quarter and 58% in the 1996 quarter. During fiscal 1996, the gross margin percentages declined through the quarters, primarily due to decreases in the production volume in response to decreases in expected demand for Peri-Strips as a result of the HCFA decision. The gross margin percentage was 62% by the fourth quarter of 1996 and was 57% in the first quarter of 1997. It is expected that the gross margin percentage will increase slightly during the fourth quarter of 1997 from its third quarter level due to increasing production volume. This forward-looking statement will be influenced primarily by the accuracy of the Company's current estimates of production volume for the fourth quarter of 1997, and would be impacted by significant increases or decreases in actual production volume as compared to the estimate, by material changes in the Company's product mix and by the accuracy of the Company's estimates of product costs.

Selling, general and administrative expense increased $334,000, or 26% to $1,629,000 from $1,295,000. General and administrative expense increased $243,000, or 36%, The increase is primarily due to one time costs related to the resignation in the period of the Company's former president and CEO and increases in regulatory and other costs. Selling expense increased $91,000, or 15% primarily due to the Peri-Strips Dry market launch.

Research and development ("R&D") expense increased $87,000, or 37% to $325,000 from $238,000 in the 1996 quarter. The Company has several projects under development including the Company's small diameter graft. R&D expense is expected to increase as these and other projects continue to progress. This forward-looking statement will be influenced primarily by the number of projects, the related R&D personnel requirements, the development path and success of each project, the expected costs, and the timing of these costs.

R&D efforts have recently resulted in two new product opportunities. The Company filed a 510(k) application in May with the U.S. Food and Drug Administration (the "FDA") for CV Peri-Guard. The intended uses for CV Peri-Guard include intra-cardiac patching and vessel repair. The Company currently expects FDA clearance for CV Peri-Guard during the first quarter of 1998. This forward-looking statement is subject to the length of time required for FDA review of the Company's application, any FDA requests for further data regarding CV Peri-Guard, and the FDA's determination that CV Peri-Guard meets the criteria for 510(k) marketing clearance. CV Peri-Guard will be the newest addition to the Tissue Guard product line.

The Company also intends to file a 510(k) application to obtain FDA clearance for a new ophthalmic indication of its Supple tissue before the end of calendar 1997. This product will be another extension of the Tissue Guard product line and will have indications for use in enucleation surgery. Enucleation removes a patient's damaged eye and supporting tissue and replaces it with an implant. The Company's tissue would be used in the procedure as an orbital implant wrap instead of using cadaver sclera to encase the orbital prosthesis. The Company estimates that 25,000 to 30,000 enucleation procedures are performed worldwide each year. The foregoing forward-looking information regarding the Company's intent to file for 510(k) marketing clearance for these applications will depend upon the Company's assessment of the development

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

  and potential market opportunities for these products compared to the expected costs of applying for, and the likelihood of receiving, such clearance.

  Continuing operations had an operating loss in the 1997 quarter of $498,000 compared to an operating loss of $63,000 in the 1996 quarter. Other income, primarily interest income, was $306,000 and $256,000 in the 1997 and 1996 quarters, respectively. As a result, continuing operations had loss before income taxes in the 1997 quarter of $192,000 as compared to income before income taxes in the 1996 quarter of $193,000.

  The Company recorded a provision for income taxes of $300,000 for the 1997 quarter. The provision includes a write-off of an income tax asset. When the Company finalized its accounting for the spin-off of Vital Images in May 1997, the Company expected to utilize a significant portion of Vital Images' net operating loss carry forwards against the Company's anticipated fiscal 1997 taxable income. These net operating losses were generated by Vital Images prior to its spin-off and are only available to the Company in the 1997 fiscal year, reverting solely to Vital Images thereafter. Because the Company now expects fiscal 1997 taxable income to fall short of the Company's original expectations the tax asset had no further value to Bio-Vascular, and accordingly, was written-off in the quarter ended July 31, 1997.

  In the 1996 quarter, the Company allocated its provision for income taxes to continuing and discontinued operations based on their respective pretax income contribution and tax attributes. As a result, the amount of the provision allocated to continuing operations in the 1996 quarter was $81,500.

  The net loss was $491,000, or $.05 per share for the 1997 quarter. The 1996 quarter had income from continuing operations of $111,000, or $.01 per share and a loss from discontinued operations of $288,000, or $.03 per share, resulting in a net loss for the 1996 quarter of $177,000, or $.02 per share. The 1997 quarter had no discontinued operations activity.


             Comparison of the Nine Months Ended July 31, 1997 with
                      the Nine Months Ended July 31, 1996

  Net revenue decreased $643,000, or 8% to $7,215,000 from $7,858,000, primarily as a result of the decrease in revenue from Peri-Strips. Peri-Strips revenue decreased $1,320,000, or 38% to $2,136,000 from $3,456,000. The decrease in revenue from Peri-Strips is primarily due to the Medicare LVR non-coverage decision which affects all of the 1997 period as compared to three quarters of the 1996 period. Revenue from sales of other Tissue-Guard products, Dura-Guard, Vascu-Guard, Supple Peri-Guard and Peri-Guard, increased $692,000, or 32% to $2,852,000 from $2,160,000, primarily due to increases in revenue from the sales of Dura-Guard and Vascu-Guard, arising from market share gains. Biograft revenue decreased by $148,000, or 20%, comparing the first three fiscal quarters of 1997 and 1996, continuing a trend representative of the late stage of this product's life cycle.

  Revenue from sales of surgical productivity tools (Flo-Rester and the Bio-Vascular Probe) increased $133,000, or 9% to $1,622,000 from $1,489,000, with the majority of the increase in revenue from sales of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

  Flo-Rester. The Company believes that the growth in revenue from Flo-Rester is due primarily to its use in minimally invasive coronary bypass surgery, a procedure which is increasing.

  The gross margin percentage was 59% in 1997 and 67% in 1996. In fiscal 1996, the gross margin percentages declined through the quarters, primarily due to decreases in the production volume in response to decreases in expected demand for Peri-Strips as a result of the HCFA decision. The gross margin percentage was 62% by the fourth quarter of 1996, 57% in the first quarter of 1997, and 60% in the third quarter of 1997. It is expected that the gross margin percentage will continue to increase slightly during the last fiscal quarter of 1997 as production volume continues to increase. This forward-looking statement will be influenced primarily by the accuracy of the Company's current estimates of production volume for the fourth quarter of 1997, and would be impacted by significant increases or decreases in actual production volume as compared to the estimate, by material changes in the Company's product mix and by the accuracy of the Company's estimates of standard costs.

  Selling, general and administrative expense increased $118,000, or 29% to $4,142,000 from $4,024,000. General and administrative expense increased $135,000, or 6%, while selling expense decreased $18,000, or 1%. The relative low increase in expenses is due to the Company overall management of discretionary expenditures.

  Research and development ("R&D") expense increased $134,000, or 20% to $788,000 from $654,000 in 1996. The Company has several projects under development and R&D expense is expected to increase as these projects progress. This forward-looking statement will be influenced primarily by the number of projects, the related R&D personnel requirements, the development path of each project, the expected costs, and the timing of these costs.

  Primarily due to the decrease in revenue from Peri-Strips, compounded by lower gross margins earlier in the year, continuing operations had an operating loss in the first nine months of fiscal 1997 of $689,000 compared to operating income from continuing operations of $604,000 in the first nine months of fiscal 1996. Other income, primarily interest income, was $882,000 and $821,000 in 1997 and 1996, respectively. As a result, continuing operations had income before income taxes in 1997 and 1996 of $193,000 and $1,424,000, respectively.

  The Company's recorded provision for income taxes for the first nine months of 1997 is $463,000 and is based on the Company's estimate of its annual effective rate for fiscal 1997 and a write-off of an income tax asset in the third quarter as described above. In the first nine months of 1996, the Company allocated its provision for income taxes to continuing and discontinued operations based on their respective pretax income contribution and tax attributes. As a result, the amount of the provision allocated to continuing operations in the first nine months of 1996 was $526,500.

  Net loss from continuing operations was $270,000, or $.03 per share for 1997 as compared to net income of $898,000, or $.09 per share for 1996. The loss from discontinued operations for 1997 was $920,000, or $.10 per share, resulting in a net loss for 1997 of $1,190,000, or $.13 per share. The loss from discontinued

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

  operations in 1996 was $894,000, or $.09 per share, resulting in net income for 1996 of $4,000, or $.00 per share.

  Liquidity and Capital Resources

  For the nine months ended July 31, 1997, operating activities provided $51,600 as compared to $149,000 (excluding $694,000 used by discontinued operations) of net cash provided by operating activities in the same period in 1996. Cash was provided by continuing operations, in the current nine month period, by non-cash expenses and decreases in inventories. These cash increases were partially offset by increases in accounts receivable and slight decreases in accrued expenses.

  The Company invested $544,000 in equipment and leasehold improvements primarily related to new manufacturing processes related to Peri-Strips Dry and the Bio-Vascular Probe. Financing activities provided $270,000 and represents stock option exercises, net of restricted stock repurchased and a tax benefit associated with the option exercises. Finally, the Company made a final investment in Vital Images, using $1,845,000 to bring Vital Images' cash and investment balances to $10,000,000 as required by the terms of the Distribution Agreement between the companies. At July 31, 1997, the Company has cash and investments totaling $18,200,000.

  The Company announced in August 1997 its intention to repurchase up to 500,000 shares of its common stock. Such purchases will be made in the open market from time-to-time as price opportunities arise.

  The Company believes its existing cash and investments will be sufficient to satisfy its cash requirements for the foreseeable future.

  New Accounting Standard

  In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share (EPS) was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its first quarter of fiscal 1998, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Net income per common share currently presented by the Company is comparable to the basic EPS required under SFAS 128. Diluted EPS for the Company would be calculated based on both common shares outstanding and consideration of the dilutive effects of common stock equivalents. The Company expects that earnings per share computed under the new standard will approximate earnings per share currently reported.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

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

  ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

  ------------------------------------------------------------------------------

                          PART II.  OTHER INFORMATION

  ------------------------------------------------------------------------------


  ITEM 1.     LEGAL PROCEEDINGS

  None.

  ITEM 2.    CHANGES IN SECURITIES

  None.

  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

  None.

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  ITEM 5.    OTHER INFORMATION

  None.

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 18.

  (b) Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1997.

SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BIO-VASCULAR, INC.



September 2, 1997                     /s/  M. Karen Gilles
                                         ------------------------------------
                                      M. Karen Gilles
                                      President and Chief Executive Officer
                                      (Principal Financial Officer)

BIO-VASCULAR, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


10.1 1990 Management Incentive Stock Option Adjustment Plan (filed herewith electronically).

10.2   1992 Stock Option Adjustment Plan (filed herewith electronically).

11.1   Computation of income (loss) per share (filed herewith electronically).

27.1 Financial Data Schedule for the three month period ended July 31, 1997 (filed herewith electronically).

27.2 Restated Financial Data Schedule for the three month period ended July 31, 1996 (filed herewith electronically).