Form 10-K
period 1997-10-31
BIO VASCULAR INC
filed 1997-12-23
CIK 780127

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

   [X]  Annual Report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934
                  For the fiscal year ended October 31, 1997
                                      or
   [ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                  For the transition period from ___ to ____

                        Commission file number: 0-13907
________________________________________________________________________________

                              BIO-VASCULAR, INC.
            (Exact name of Registrant as specified in its charter)
________________________________________________________________________________


              Minnesota                         41-1526554
      ------------------------      -----------------------------------
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

                          --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                         ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [   ]

As of November 30, 1997, 9,583,399 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock on that date by the Nasdaq National Market), excluding shares owned beneficially by executive officers and directors, was approximately $ 30,896,394.

Part III of this Annual Report on Form 10-K incorporates documents incorporated by reference (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held February 24, 1998 (the "1998 Proxy Statement").

Tissue-Guard(TM), Supple Tissue-Guard(TM), Peri-Strips(R), Peri-Strips Dry(R), PSD Gel(TM), Dura-Guard(R) ,Vascu-Guard(R), Supple Peri-Guard(R), Peri-Guard(R), CV Peri-Guard(TM), Ocu-Guard(TM), Biograft(R), Flo-Rester(R), and Bio-Vascular Probe(R), are trademarks of the Company.

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

PART I

ITEM 1 - BUSINESS
-----------------

Bio-Vascular, Inc. ("Bio-Vascular" or "the Company") was incorporated in Minnesota in July of 1985. The Company's principal executive offices are located at 2575 University Avenue, St. Paul, Minnesota 55114-1024. The Company can also be contacted by telephone at (612) 603-3700, facsimile at (612) 642-9018, or by electronic mail at info@biovascular.com.

SPIN-OFF OF VITAL IMAGES, INC.
------------------------------

On May 12, 1997, the Company completed the spin-off distribution of all the shares of Vital Images, Inc. ("Vital Images") to the shareholders of Bio-Vascular, with Vital Images thereafter operating as an independent company, with its own publicly traded securities. All Bio-Vascular shareholders received one share of Vital Images common stock for each two shares of Bio-Vascular stock held, with cash issued in lieu of fractional shares. The Company attempted to structure the transaction as tax free, but since no revenue ruling was sought from the Internal Revenue Service, no assurance can be made about the final tax treatment of the transaction.

The Company recorded the distribution of Vital Images common stock to its shareholders as of March 19, 1997, the date the Board of Directors of the Company gave final approval for the transaction. The distribution was recorded by reducing shareholders' equity by $10,124,000, which represents $10,000,000 of cash and investments, plus the carrying value of Vital Images' net assets.

The Company's financial statements and notes thereto (see list of documents filed as part of this Report on Page 31) report the business of Vital Images as discontinued operations. Prior years' financial statements and notes have been restated accordingly.

GENERAL DEVELOPMENT OF BUSINESS
-------------------------------

Bio-Vascular develops, manufactures and markets proprietary and patented specialty medical products for use in thoracic, cardiac, neuro, vascular and ophthalmic surgery. The Company's products include the Tissue-Guard product line and the Biograft peripheral vascular graft. The Tissue-Guard product line includes Peri-Strips, Peri-Strips Dry, Dura-Guard, Vascu-Guard, Supple Peri-Guard, Peri-Guard, Tissue-Guard and Supple Tissue-Guard. Tissue-Guard products are made from bovine pericardium (the thin membrane surrounding the heart of cattle) processed using proprietary tissue-fixation technology. The Tissue-Guard products, made in various configurations, are used in a wide variety of surgical procedures and are designed to reinforce, reconstruct and repair tissue and prevent leaks of air, blood and other body fluids. Biograft is used to bypass occluded blood vessels and is produced from modified human umbilical veins. The Company also markets and sells two surgical productivity tools used in cardiac and vascular surgery, Flo-Rester vessel occluders and the Bio-Vascular Probe.

The Company was incorporated in Minnesota in July of 1985. Through 1985 and 1986 the Company acquired the rights to certain cardio-vascular products, including Peri-Guard and Flo-Rester, and was spun-off to the shareholders of its then parent company. In fiscal 1990 the Company acquired Biograft peripheral vascular graft from Meadox Medicals, Inc. In fiscal 1991 the Company developed the Bio-Vascular Probe to further compliment its cardio-vascular product line. Additionally, in fiscal 1991 the Company introduced Supple Peri-Guard in response to surgeons' requirements for a flexible soft tissue patching material.

Peri-Strips staple-line buttress was introduced in 1994 for use in lung surgical procedures, primarily lung volume reduction surgery ("LVRS" or "LVR surgery"). Peri-Strips represented the Company's first non-cardio-vascular product as the Company began to expand its product development strategy to meet the needs of the broader surgical community. LVRS is performed principally on patients with late-stage emphysema who have significantly reduced respiratory function.
During the procedure, a portion of each diseased lung is removed from the patient allowing an improved expansion and contraction movement of the remaining lung tissue within the chest cavity, providing relief from the symptoms of emphysema. Peri-Strips are designed to prevent air leakage at the surgical staple line which is essential to a successful LVRS procedure.

Sales from Peri-Strips fueled significant revenue growth for the Company from late 1994 through fiscal 1995, increasing from $685,000 in fiscal 1994 to $5,500,000 in fiscal 1995. Domestic revenue from Peri-Strips continues to be affected by the Health Care Financing Administration's non-coverage decision in January 1996 regarding LVRS (see Business - Third Party Reimbursement and Cost Containment on Page 15 of this Report).

Dura-Guard, which was introduced in 1995, is a dural patch used in cranial surgery designed to prevent fluid leakage and reduce post-surgical adhesions. Vascu-Guard, also introduced in 1995, is a vascular patch used primarily in carotid endarterectomy procedures designed to improve tissue integration and reduce suture line bleeding. Dura-Guard and Vascu-Guard both are made from Supple Peri-Guard.

Peri-Strips Dry, an advanced version of Peri-Strips, was launched in July 1997. The Company believes the Peri-Strips Dry design provides significant advantages for thorascopic surgical procedures over the original Peri-Strip "sleeve" design. Peri-Strips Dry eliminates the need to extract the sutured sleeve backing, that was part of the original design, through the thorascope after the surgical stapler is fired.

R&D efforts have recently resulted in new product opportunities and the Company has two products nearing the end of the product development phase, CV Peri-Guard and Ocu-Guard. The Company filed a 510(k) application with the FDA in May for CV Peri-Guard. The intended uses for CV Peri-Guard include intra-cardiac patching and vessel repair. The Company currently expects FDA clearance for CV Peri-Guard during the first quarter of 1998. CV Peri-Guard will be an addition to the Tissue Guard product line.

Ocu-Guard, filed with the FDA in September for marketing clearance, will have indications for use in enucleation surgery. Enucleation removes a patient's damaged eye and supporting tissue and replaces it with an implant. The Company's tissue would be used in the procedure as an orbital implant wrap instead of using cadaver sclera to encase the orbital prosthesis. The Company currently expects FDA clearance for Ocu-Guard during the first quarter of 1998. Ocu-Guard uses the Company's Supple tissue and will also be a Tissue Guard product line extension. The Company estimates that 25,000 to 30,000 enucleation procedures are performed worldwide each year.

The Company's forward-looking statements regarding FDA clearance for CV Peri-Guard and Ocu-Guard are dependent on the timing of FDA review and the need for additional clinical data regarding such products, among other factors. There can be no assurance that marketing clearance for CV Peri-Guard and Ocu-Guard will be received on a timely basis, if at all, or if received, that either device will become commercially successful.

Narrative Description of Business
---------------------------------

MARKETS AND MEDICAL NEED

While the trend in medicine is toward less invasive surgical procedures, substantially all surgical procedures, whether invasive or not, involve the cutting of tissue to access, repair or remove tissue at or from the surgical site. Tissue which has been cut must either be repaired or replaced so that it can heal properly. Proper repair of incised tissue is dependent upon a number of variables, including whether (i) the repair must be leakproof, either for air, blood or other body fluids, (ii) the incised tissue is under tension or subject to shrinkage such that additional tissue is needed to bridge the two tissue surfaces to be repaired, and (iii) the tissue subject to the repair must be strengthened to accommodate the natural stresses of the human body. In certain instances, suturing of two tissue surfaces will be effective. In other instances, however, a patching material, whether autologous (from the body of the patient), synthetic (from man-made materials) or tissue-based (from processed biologically based tissue), may be needed. The Company's tissue-based products are designed to fulfill the medical need for repairing human tissue and preventing leaks at the surgical site in certain existing surgical procedures, as well as offering a potential medium for techniques and procedures currently being developed.

The Company's core competency is the development and manufacture of tissue-based implantable medical products for use by surgeons in various surgical procedures where reinforcing, reconstructing and repairing tissue and preventing leaks of air, blood or other body fluids is necessary for the achievement of a favorable outcome. Historically, surgeons primarily used autologous tissue in situations where tissue repair was necessary. Harvesting the autologous material, which is still performed in many circumstances, necessarily requires the surgeon to excise the tissue from another part of the patient's body. The second surgical site increases the cost of the procedure and lengthens the time the patient is under anesthesia, thereby increasing the risk of complication and resulting in additional pain and recovery time for the patient. To the extent a surgeon is confident that the performance of a readily available medical product, whether tissue-based or synthetic, is equal to or better than the patient's own tissue, the Company believes the surgeon will choose the tissue-based or synthetic product to avoid a second surgical site as a means of reducing surgical costs and improving patient outcomes.

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

In the 1950's, a surgical procedure was developed to treat the symptoms of late-stage emphysema by removing damaged lung tissue. Due to air leaks around the suture lines, these experimental LVRS procedures resulted in a high mortality rate and long, painful post-surgical recovery periods. As a result, the LVRS procedure was abandoned. In the late 1980's, various surgeons began to develop specialized techniques for accessing and resecting the lung. The use of surgical staples was introduced to perform LVRS more quickly, a particularly important consideration in light of the debilitated condition of the patients requiring the surgery. Despite many advances in LVRS, multiple small air leaks caused by the staples in the lung continued to limit the effectiveness of the procedure. In 1994, Dr. Joel Cooper, a pioneer in lung transplant surgery, modified LVRS using strips of Supple Peri-Guard to reinforce the staple line to prevent air leakage around the staples.

During LVRS, the surgeon collapses one lung, while allowing the patient to continue breathing with the other lung with supplemental oxygen. Using a stapling device, the surgeon removes sections of damaged tissue, typically 20% to 30% of each lung. The Company's Peri-Strips or Peri-Strips Dry are used to strengthen these staple lines and prevent air leakage. By removing the most diseased tissue, the remaining lung tissue has room to expand, improving breathing capacity by, among other things, enabling the muscles used in breathing to regain their function and allowing the rib cage and diaphragm to return to their normal size and state. The Company estimates that the current cost of LVRS ranges from $25,000 to $45,000 per procedure.

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

While LVRS is not a cure for emphysema, the results from the procedure to date are encouraging based on peer-reviewed published literature. Generally, the literature shows that patients undergoing the procedure have reduced shortness of breath, improved exercise tolerance and improved quality of life. However, LVRS was only re-introduced into the United States in late calendar 1993. While it is estimated that over 3,000 surgeons have been trained and over 6,000 procedures have been performed, not enough time has elapsed to provide a statistically significant body of clinical data from which to draw conclusions concerning the long-term efficacy and long-term outcomes associated with LVRS.

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

The Company estimates that in the United States approximately 140,000 cranial operations are performed annually. Whether a dural patch is used in such operations is subject to surgical conditions and surgeon discretion. Dural patching is most often used when the dura shrinks after incision such that sutures alone may not provide adequate closure.

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

While the Company estimates that in the United States approximately 115,000 carotid endarterectomy procedures are performed annually, the use of a patching material in such procedures is subject to surgeon discretion. Once a surgeon determines a vascular patch is necessary or desirable, the surgeon has additional discretion in determining the type of patching material to use. Characteristics of an effective vascular patch include the ability to imitate human tissue, to exhibit good blood flow characteristics and to reapproximate around sutures to prevent blood leaks. The primary patching materials include autologous tissue, synthetic patches made out of polytetraflurothylene ("PTFE"), silicone fabric or tissue-based patches made out of bovine pericardium, such as Vascu-Guard.

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

Saphenous veins (autologous veins from the leg) typically provide the most effective grafting material. In many instances, however, a suitable saphenous vein may be unavailable in sufficient quantity or quality, and a substitute graft must be used. The primary alternative substitute grafts involve synthetic grafts made from PTFE or bio-synthetic materials or tissue-based grafts, such as Biograft. The Company estimates that in the United States approximately 55,000 lower limb vascular reconstructions are performed annually.

PRODUCTS

The following table summarizes the Company's product lines and primary products, the procedures in which such products are used and the type of regulatory clearance obtained for such products:

                                                                                                       REGULATORY
PRODUCT LINE               PRODUCT               APPLICATION            REPRESENTATIVE  PROCEDURE       CLEARANCE
--------------------   ---------------    -------------------------    ---------------------------    -------------
Tissue-Guard           Peri-Strips        Soft tissue stapling         Lung volume reduction/lung
                                          buttress                     resection                      510(k)

                       Peri-Strips Dry    Soft tissue stapling         Lung volume reduction/lung
                                          buttress                     resection                      510(k)

                       Dura-Guard         Dural repair patch           Craniotomy                     510(k)

                       Vascu-Guard        Peripheral vascular patch    Carotid Endarterectomy         510(k)

                       Supple Peri-       General soft tissue patch    Various surgical procedures    510(k)
                       Guard

                       Peri-Guard         Pericardial patch            Various cardiovascular
                                                                       procedures                     510(k)

Biograft               Biograft           Peripheral vascular          Lower limb vascular
                                          bypass graft                 reconstruction                 PMA

Surgical               Bio-Vascular       Locator of arterial          Various surgical bypass
Productivity Tools     Probe              blockages                    procedures                     510(k)

                       Flo-Rester         Internal vessel occluder     Coronary artery  bypass
                                                                       graft surgery                  510(k)

The following table summarizes the net revenue contributed by the Company's products and various product lines for the periods indicated:


                                        YEARS ENDED OCTOBER 31,
PRODUCT/PRODUCT LINE                   1997      1996      1995
--------------------                 --------  --------  --------
                                              (IN THOUSANDS)

Tissue-Guard Products:
  Peri-Strips and Peri-Strips Dry..   $2,915    $4,336    $5,550

  Other Tissue-Guard Products......    3,852     2,944     1,845

Biograft...........................      800       938     1,198

Surgical Productivity Tools........    2,127     1,902     1,825

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

The Company processes the bovine pericardium using proprietary and patented tissue-fixation technologies. The tissue is treated with glutaraldehyde and other proprietary chemical treatments to prevent degradation of the tissue and to render it biologically compatible with the host tissue. In addition, according to studies commissioned by the Company, the tissue-fixation technologies used by the Company reduce the level of residual glutaraldehyde remaining in the processed tissue to less than six parts per million, resulting in a lower incidence of host tissue inflammatory response and promoting host tissue incorporation similar to the body's natural healing process. Tissue-Guard has in excess of a 15 year history of successful clinical performance as a surgical patch in a wide variety of clinical applications.

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

Peri-Strips and Peri-Strips Dry

Peri-Strips and Peri-Strips Dry, soft tissue stapling buttress, are currently used primarily in LVRS but are also used for lobectomy (removal of a lobe), excision/destruction of a lesion and segmental resection of the lung. The key competitive features of Peri-Strips and Peri-Strips Dry include the following:

- Reapproximation. Due to the elastic-like nature of the collagen fibers in the tissue, Peri-Strips and Peri-Strip Dry reapproximate (close around) surgical staples to prevent pulmonary air leaks at the staple site.

- Prevents Enlargement. The elasticity of Peri-Strips and Peri-Strip Dry prevents staple holes from enlarging, which could lead to additional air leaks and require additional surgery.

- Reinforcement. The use of Peri-Strips and Peri-Strip Dry strengthens the entire staple line, which makes it more durable and less likely to tear. Also, Peri-Strips and Peri-Strips Dry are thin enough to allow for staple lines to be overlapped, which is often required during LVRS.

- Configuration. The sleeve configuration of Peri-Strips is customized to fit disposable, reusable and endoscopic staplers of varying sizes and produced by different manufacturers. The Peri-Strip Dry design provides even greater ease of use for thorascopic surgical procedures over the sleeve configuration. The Peri-Strip Dry design eliminates the need to extract the sutured sleeve through the thorascope.

Dura-Guard

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

Vascu-Guard

Vascu-Guard, a vascular repair patch, is primarily used in carotid endarterectomy and other peripheral vascular procedures when the artery must be repaired and closing the vessel without a patch is not deemed sufficient. Vascu-Guard offers advantages over competitive carotid artery repair patches produced from autologous tissue or synthetics. The use of autologous tissue necessarily involves a second surgical site and results in increased costs and additional recovery time. Synthetic patches, which lack the collagen configuration of tissue, do not reapproximate around sutures as does the Vascu-Guard product, thereby increasing the risk of suture line bleeding and resulting in longer operating times. In addition, unlike synthetic patches, the physical attributes of Vascu-Guard imitate human tissue and certain characteristics associated with human tissue. Specifically, Company commissioned studies have shown that, once healed, Vascu-Guard supports endothelialization (growth of a cell layer normally lining the interior of blood vessels) and its non-thrombogenic blood flow surface imitates the blood flow characteristics of autologous vessels. In addition, its pulsatility (ability to reflect movement signifying the rhythmic pumping of the heart) allows the surgeon to readily verify normal blood flow after implantation.

BIOGRAFT. Biograft, a peripheral vascular graft manufactured from human umbilical veins, is indicated for use in lower limb vascular reconstructions when a saphenous vein is not available. Biograft offers advantages over competitive vein grafts produced from synthetics, like PTFE, due to its thrombo-resistant surface which provides smooth blood flow and minimizes turbulence and risk of occlusion. Other competitive advantages of Biograft include its long-term patency and its similarity to an autologous blood vessel, minimizing intimal hyperplasia (a build up of cells on the interior of the blood vessel which results in restricted blood flow). In addition, a knitted and supportive Dacron mesh is placed around the graft, which allows for easier handling and promotes tissue integration for strength and stability.

SURGICAL PRODUCTIVITY TOOLS. Flo-Rester and Bio-Vascular Probe. The Company's Flo-Rester products are vessel occluders manufactured from medical grade silicone. The Flo-Rester products are designed to interrupt blood flow in arteries and to stent them (hold them open) during surgery, thereby facilitating the suturing together of vessels. These products are primarily used during coronary artery bypass graft surgeries in which blood is routed past the heart through a heart-lung bypass machine in order to keep the heart free of blood during surgery. During such procedures, incidental blood flow obstructs the surgeon's view of the operative site and interferes with precise suturing. Flo-Rester consists of a flexible shaft with small bulbs at each end that are inserted into the blood vessel to stop the blood flow at the point where the artery bypass is sutured to the artery. Competitive procedures involve external occlusion through the use of clamps, snares or tapes. The Bio-Vascular Probe is a flexible shaft with varying sizes of bulbous tips on either end. Surgeons use the Bio-Vascular Probe to locate occlusions or blockages in arteries and to ascertain the blood flow characteristics of arteries. The Bio-Vascular Probe is inserted and fed into an artery. When the tip of the probe meets resistance, the surgeon is able to identify the exact location of the occlusion. The Bio-Vascular Probe is then extracted and a bypass is completed below the occlusion. In addition, the Probe can be used to atraumatically lift the edge of the incision to assist the surgeon in accurately placing sutures, which can improve the functioning of bypass grafts.

RESEARCH AND DEVELOPMENT

The Company generally allocates its research and development resources among three broad functions: research and development support of current products through training of Company personnel and writing and publishing research papers on these products; development of product line extensions by improving current products or developing new applications for current products; and the development of new products for medical applications that utilize the Company's proprietary technologies and core competencies in tissue processing and bio-materials.

As an integral part of both its research and development and sales and marketing strategies, the Company strives to involve its surgeon-customers in its product development activities. The Company consults with selected surgeons frequently as to market needs and assessments of products under development. The Company believes that this practice allows it to receive early stage assessments of products in development.

The Company's research and development staff, including engineering, currently consists of five scientists, four engineers, and three technicians. The Company also expands its research and development activities through the use of external consultants and research staff and facilities at research centers and hospitals on an as-needed basis. The Company spent approximately $1,258,000, $909,000 and $643,000 on research and development in fiscal 1997, 1996 and 1995, respectively.

MARKETING

The Company's sales and marketing strategy is designed to ensure that the Company has an innovative "first in the mind of the customer" focus that results in timely and effective marketing programs and new product introductions. These programs include surgical trade shows, support of the presentation of clinical data and new product information by key physicians, limited direct-mail campaigns, journal ads and the development of strategic physician alliances and utilization of the Company's scientific advisory boards. The Company believes these efforts to be cost-effective in producing awareness of, and loyalty to, the Company's products.

The sales and marketing strategy of the Company also includes developing and maintaining a close working relationship with the hospitals and surgeons who purchase and use the Company's products in order to assess and satisfy their needs. The Company continues to assist in the education of surgeons in the use of Peri-Strips in LVRS through sponsorship of workshops and training programs. These workshops and training sessions have been conducted in the United States, Canada and certain European and Far Eastern countries. The Company estimates that over 3,000 surgeons have been trained in LVRS as of the end of fiscal 1997. The Company has also sponsored "focus group" meetings as a forum for discussion and the exchange of information for surgeons performing LVRS. In addition, the Company sponsors surgeon workshops and training programs in the use of Biograft and Vascu-Guard.

The Company's products are sold to hospitals and surgeons worldwide. For the fiscal years ended October 31, 1997, 1996 and 1995, approximately 24%, 22%, and 17% of the Company's revenue, respectively, were from sales in international markets. The lower percent of net revenue attributed to international markets during fiscal 1995 was primarily due to increases of sales of Peri-Strips in the United States. The majority of the Company's international sales are in Europe.

In the United States, the Company sells its products through a combination of distributors and independent sales representatives managed by regional sales managers. To further strengthen the direct relationship between the Company and the end users of its products, the Company requires distributors to provide the Company with the names and addresses of such end users. The Company also ships products directly to end users for a limited period of time when there is a new product introduction. In addition to strengthening customer relationships, this practice provides the Company with some protection in the event a distributor is terminated and resists providing the Company with customer lists. Internationally, the Company's products are sold through distributors. In some situations, sales in a country may occur through more than one distributor due to distributors' varying market strengths and focus.

The Company currently has written agreements with 43 of its domestic and international independent sales representatives and distributors. These agreements generally impose limited geographic exclusivity and minimum purchase obligations on the Company's independent sales representatives and distributors. However, significant overlap occurs in many of the Company's international distribution agreements. These agreements are typically terminable upon breach of the agreement by the distributor, including breach of the minimum sales obligations imposed by the agreement, as well as certain extraordinary events.

The Company's marketing and sales department and its national and international distribution network is managed by the Vice President of Marketing and Sales. The Company's marketing and sales department currently consists of 15 employees. These employees include domestic and international sales managers, domestic regional sales managers, product managers, administrative and customer service personnel. In fiscal 1997, three domestic distributors accounted for a total of 44% of the Company's gross revenues, each in excess of 10%. In fiscal 1996 and 1995, the same three domestic distributors each accounted for more than 10% of the Company's gross revenue.

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

In 1996, the FDA cleared for marketing a synthetic product made from PTFE, configured for use with surgical staplers in LVRS, and intended to compete with
Peri-Strips.   Pictures taken with electron microscopes indicate that PTFE, unlike Peri-Strips, does not fully reapproximate around surgical staplers. Additionally, the Company is aware of two tissue products that may be potentially competitive with Peri-Strips. The Company, however, has three patents related to the use of Peri-Strips as a soft tissue stapling buttress (see Intellectual Property on page 16) which the Company intends to vigorously enforce. To the Company's knowledge, there are dural patches currently available that compete with Dura-Guard. These are either autologous tissue or processed cadaver tissue, including Tutoplast/TM/, a processed cadaver product manufactured by Biodynamics International, Inc., and synthetic patches. In addition to specifically configured patches, there are multi-purpose patches made from bovine and other types of animal tissue that compete with the Company's Supple Peri-Guard, Peri-Guard, and Vascu-Guard products, including bovine pericardium products produced by Medtronic, Inc. and Baxter International Inc. The Company does not believe that these alternative bovine pericardium products have specific FDA marketing clearance for use in the lung, although such products are FDA cleared for pericardial closure and soft tissue repair. In addition, synthetic multi-purpose patches made out of PTFE or silicone fabric are currently available. W. L. Gore & Associates, Inc., manufacturer of Gore-Tex(R), is believed to have a prominent position in the synthetic patch market. Synthetic patches are generally cheaper to produce and to the extent that comparable synthetic patches are available and effective in procedures, the Company faces significant price competition for its Tissue-Guard products. The Company believes, however, that the collagen characteristics exclusive to tissue, the special configuration of its Tissue-Guard products and the proprietary tissue-fixation technology (Supple Peri-Guard, Peri-Strips, Dura-Guard and Vascu-Guard) and patented (Peri-Guard) tissue-fixation technology employed by the Company offer significant product performance advantages over competing products.

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

There can be no assurance that competing products will not achieve greater acceptance or that future products developed by competitors will not offer similar or enhanced performance advantages relative to the Company's product.

MANUFACTURING

The Company manufactures all of its products at its 36,000 square foot facility occupied since July 1995 in St. Paul, Minnesota. Previously, the Bio-Vascular Probe was manufactured to the Company's specifications by a contract manufacturer, with certain final cleaning, packaging and sterilization testing procedures performed by the Company at its St. Paul facility. During fiscal 1997, the Company brought the manufacture of this product in-house.

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

These regulations classify medical devices as either Class I, II or III devices, which are subject to general controls, special controls or premarket approval ("PMA") requirements, respectively. All Class I and II devices, as well as some Class III devices marketed prior to the effective date of the Medical Device Amendments of 1976, can be cleared for marketing pursuant to a 510(k) pre-market notification, establishing that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 became effective. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established, or if the FDA determines that the device or the particular application for the device requires a more rigorous review, the FDA will require that the manufacturer submit a PMA application that must be carefully reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The PMA application must contain the results of clinical trials, the results of all relevant prototype tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used for manufacturing, including the method of sterilization and its assurance. In addition, the submission must include the proposed labeling, advertising literature and training methods, if applicable. Most Class III devices are subject to the PMA requirements rather than the 510(k) pre-market notification procedure. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date of FDA submission, if approval is obtained at all. Moreover, a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

Of the Company's current products, Biograft and Peri-Guard (when marketed as a pericardial patch) are Class III devices. Biograft received marketing clearance from the FDA pursuant to a PMA, while Peri-Guard received clearance for use as a pericardial patch as the result of a 510(k) submission. Peri-Strips (as marketed in both strip and sleeve configurations), Peri-Strips Dry, Vascu-Guard, Dura-Guard, Peri-Guard (when marketed as a patch for soft tissue deficiency), Supple Peri-Guard (when marketed as a patch for soft tissue deficiency and as a pericardial patch) and both the disposable and reusable Flo-Rester and the Bio-Vascular Probe have all been classified as Class II medical devices and have received 510(k) marketing clearance from the FDA.

The United States and Europe have focused attention on the safety of tissue banks, spurred by incidents of the transmission of human disease during tissue transplantation. In the United States, FDA draft regulations have outlined requirements for tissue banks. These regulations have specifically excluded medical devices subject to FDA review, including preserved umbilical cord vein grafts such as Biograft. As a result, the Company does not expect Biograft to be subject to tissue bank regulations in the United States, including the expensive donor screening and donor testing procedures. In response to the increased scrutiny of umbilical cord vein grafts, the Company commissioned an independent virology laboratory to test Biograft for viral inactivation. The results of the testing demonstrated that Biograft's chemical manufacturing processes inactivate a variety of viruses, resulting in a sterile product. The Company has informed the FDA of these test results and does not anticipate that the FDA will impose additional regulatory requirements on Biograft. There can be no assurance, however, that the FDA will not impose additional regulatory requirements on Biograft at some later date or that Biograft would be able to meet any such new requirements.

The Company is also subject to regulation in most of the foreign countries in which it sells its products with regard to product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. The national health or social security organizations of certain such countries require the Company's products to be qualified before they can be marketed in those countries. In Japan, a potentially significant market for the Company's products, clinical trials of certain of the Company's products are required before such products can be cleared for sale in the Japanese market. To date, this has delayed the Company's market entry in some cases, but has not ultimately prevented sales in Japan of any of the Company's devices sold in the United States. The Company relies on its independent distributors to comply with the majority of the foreign regulatory requirements, including registration of the Company's products with the appropriate governmental authorities. To date, the Company has been successful in complying with the regulatory requirements in most foreign countries in which its products are marketed.

Bovine Spongiform Encephalopathy ("BSE") has been endemic in cattle in the United Kingdom (UK) and has received much publicity in Europe regarding beef for dietary consumption. Under the direction of the USDA, the U.S. government has had an active program of surveillance and import controls since the late 1980's, designed to prevent the introduction of BSE into U.S. cattle. To date, all evidence indicates that U.S. cattle are free of BSE.

The Company obtains all of its raw pericardium from USDA slaughterhouses. The Company cannot predict whether or not a case of BSE may someday be reported in the U.S. If a case of BSE were reported in the U.S. cattle, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's notified body, the British Standards Institute ("BSI"), and French authorities have specifically reviewed Tissue-Guard sourcing and manufacturing processes and have then accepted the Company's bovine pericardium products. Although the Company does not anticipate that countries will prohibit the sale of Tissue-Guard products as a result of concerns related to BSE, such prohibition by certain countries could have a material adverse effect on the Company's business, financial condition and results of operation.

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

The Company's manufacturing facilities and processes were inspected and audited by the BSI to verify the Company's compliance with the requirements of the Medical Device Directive ("MDD") issued by the European Union ("EU"). They have also verified that the Company's quality system conforms with the ISO 9001 international quality standard and that its products conform with the "essential requirements" set forth by the MDD for the class of products produced by the Company. In June of 1996, BSI certified the Company's conformity with both the ISO 9001 standard and the MDD essential requirements, entitling the Company to place the "CE" mark on the Company's Tissue-Guard products. The CE mark enables the Company's products to be marketed, sold and used throughout the EU, subject to limited "safeguard" powers of member states. Presently, the CE mark is not required to be affixed to the Company's products (or those of its competitors) sold in the EU, but may be affixed during a transition period currently in effect and which began January 1, 1995. This transition period will end on June 15, 1998, when all of the Company's current products (and those of its competitors) will be required to comply with the essential requirements in order to be marketed in the EU.

The long-term future regulatory environment for Biograft in Europe is uncertain. The MDD explicitly excludes medical devices from human tissue; however, there is an effort developing to include such devices under a comprehensive regulatory program. This effort is in the early stages; the Company understands that a consensus on such a directive would take approximately four to five years. In addition, if extensive donor screening and donor testing requirements are imposed, such requirements could make it uneconomical to sell Biograft in Europe even under a regulatory program. As a result of significant problems with their blood supply, France has passed national laws and regulations requiring extensive donor screening and testing on products derived from human tissue. Accordingly, Biograft is not being sold in France. It is not known whether a comprehensive regulatory program for Biograft would override such national requirements or whether other countries in the EU will adopt regulations similar to those of France. The Company is seeking Biograft registration in Germany, but cannot predict when or if it will achieve such registration. Biograft is not marketed generally in Germany, but rather is prescribed by physicians on a prescription-by-prescription basis only. If the CE mark or other regulatory program requirements are unavailable for Biograft or if the requirements for obtaining such designation are too burdensome, the Company intends to seek country-by-country registration of the product where such registration requirements exist for as long as it continues to market the Biograft. The Company cannot predict when or if it would obtain such registrations.

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

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators and regulators and third-party payers to curb these costs. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan, and over 80% of hospitals participate in or have agreements with HMOs. It has become a typical practice for hospitals to affiliate themselves with as many managed care plans as possible. Higher managed care penetration typically drives down the prices of health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payer measures may have on its future business, financial condition or results of operations.

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

In January of 1996, HCFA, the agency of the federal government that administers Medicare, made a national policy decision not to reimburse LVRS. These surgeries had been reimbursed nationwide on a regional basis during fiscal 1994 and 1995. The Company estimates that approximately 70% of the patients undergoing LVRS in fiscal 1995 were Medicare patients. In April of 1996, the National Institute of Health ("NIH") announced a collaborative study of LVRS with HCFA. The National Emphysema Treatment Trial ("NETT"), as it is currently structured, is limited to a small number of patients relative to the number of Medicare dependent patients who would otherwise be eligible for the procedure. HCFA and NIH have estimated it will take approximately five years if the study goes to completion and will include 4,700 Medicare patients, with a little more than half of those receiving LVRS done bilaterally by open median sternotomy or thoracoscopic. This represents less than 2% of those currently estimated to benefit from LVRS.

The Company understands that many private insurance companies and managed care organizations are continuing to reimburse LVRS based on their own evaluation of the procedure and its outcomes. It is unknown whether these private payers will change their reimbursement practices in the future. If these private payers change their reimbursement practices, it could have an adverse impact on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

The Company's success will depend in large part on its ability to preserve its trade secrets, to obtain patent protection for its products and to operate without infringing the proprietary rights of third parties. While the Company has obtained or acquired a license to certain patents and applied for additional United States and foreign patents covering certain aspects of its products, no assurance can be given that any additional patents will be issued, that the scope of any patent protection will exclude competitors or that any of the Company's rights under such patents will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. Whether or not the Company's patent applications are granted, others may receive patents which contain claims having a scope that covers products developed by the Company.

The Company has been granted three United States patents relating to the use of tissue on a removable backing which cover the sleeve configuration of Peri-Strips, the combination of tissue with a surgical stapling gun, and methods of performing a surgical procedure to remove diseased tissue. The Company has been granted one United States patent relating to Peri-Strips Dry covering the application of buttressing material (tissue or other synthetic material) onto a surgical stapler for purposes of reinforcing a surgical fastener suture line utilizing an adhesive substance and a positional and pressure equalization device to accomplish the adherence of the tissue to the surgical suturing device. A patent is pending regarding the method of manufacturing the Peri-Strips Dry tissue. In December 1994, the Company entered into an agreement with Surgical Research, Inc., which obligates the Company to pay royalties of five percent (5%) on revenue from sales of Peri-Strips and Peri-Strips Dry for the life of the patents. In December 1995, the Company purchased the patent for Peri-Guard. Previously, the Company had an exclusive, worldwide, perpetual license to make, use and sell its Peri-Guard product for use in connection with the cardiovascular system. The Company holds no patents and pays no royalties on Supple Peri-Guard or the configurations of Supple Peri-Guard marketed as Dura-Guard or Vascu-Guard. The Company also has an exclusive, worldwide, perpetual license to make, use and sell its Flo-Rester product. The last of the patents related to the Company's Biograft product expired in November 1993.

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

The surgical products industry is characterized by frequent and substantial intellectual property litigation, and competitors may resort to intellectual property litigation as a means of competition. The surgical products markets are characterized by extensive patent and other intellectual property claims that can create greater potential than in less developed markets for possible allegations of infringement, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. Litigation may also be necessary to enforce patents issued to and licenses held by the Company, to protect trade secrets or know-how owned by the Company or to determine the enforcement, scope and validity of the proprietary rights of others. It is the Company's intention to vigorously enforce and defend these intellectual property rights. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products which in turn would have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has registered United States trademarks, including Peri-Strips(R), Peri-Strips Dry(R), Dura-Guard(R), Vascu-Guard(R), Supple Peri-Guard(R), Peri-Guard(R), Biograft(R), Flo-Rester(R) and Bio-Vascular Probe(R).

EMPLOYEES

At October 31, 1997, the Company employed 92 full-time and 2 part-time individuals, including 12 in research and development, 47 in manufacturing, quality control and quality assurance, 15 in sales and marketing, 14 in general and administrative functions and 6 in regulatory affairs and clinical affairs. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
----------------------------------------------------------------------------

For information with respect to the Company's revenue attributable to international markets, see page 49 of this Annual Report on Form 10-K.

ITEM 1A - IMPORTANT FACTORS
---------------------------

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

LIMITATIONS ON THIRD-PARTY REIMBURSEMENT

The Company's products are purchased primarily by hospitals and other users, which bill various third-party payers, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Payers may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payer protocol regarding cost-effective treatment methods or was used for an unapproved indication.

Third-party payers are also increasingly challenging the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. The Company is unable to predict what changes will be made in the reimbursement methods used by third-party health care payers. There can be no assurance that the surgical procedures in which the Company's products are used will continue to be considered cost-effective by third-party payers, that reimbursement for such surgeries will be available or, if available will continue, or that payers' reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. The cost of health care has risen significantly over the past decade, and there have been and may continue to be proposals by legislators, regulators and third-party payers to curb these costs. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payers, changes in third-party payers' policies towards reimbursement for procedures using the Company's products or legislative action could have a material adverse effect on the Company's business, financial condition and results of operations.

In January of 1996, HCFA, the agency of the federal government that administers Medicare, made a national policy decision not to reimburse LVRS. These surgeries had been reimbursed nationwide on a regional basis during fiscal 1994 and 1995. The Company estimates that approximately 70% of the patients undergoing LVRS in fiscal 1995 were Medicare patients. In April of 1996, the National Institute of Health ("NIH") announced a collaborative study of LVRS with HCFA. The National Emphysema Treatment Trial ("NETT"), as it is currently structured, is limited to a small number of patients relative to the number of Medicare dependent patients who would otherwise be eligible for the procedure. HCFA and NIH have estimated it will take approximately five years if the study goes to completion and will include 4,700 Medicare patients, with a little more than half of those receiving LVRS done bilaterally by open median sternotomy or thoracoscopic. This represents less than 2% of those currently estimated to benefit from LVRS.

The Company understands that many private insurance companies and managed care organizations are continuing to reimburse LVRS based on their own evaluation of the procedure and its outcomes. It is unknown whether these private payers will change their reimbursement practices in the future. If these private payers change their reimbursement practices, it could have an adverse impact on the Company's business, financial condition and results of operations.

HIGHLY COMPETITIVE INDUSTRIES AND RISK OF TECHNOLOGICAL OBSOLESCENCE

The Company faces intense competition. The medical products industry is highly competitive and characterized by rapid innovation and technological change. The Company expects technology to continue to develop rapidly, and the Company's success will depend to a large extent on its ability to maintain a competitive position with its technology. There can be no assurance that the Company will be able to compete effectively in the marketplace or that products developed by its competitors will not render its products obsolete or non-competitive. Similarly, there can be no assurance that the Company's competitors will not succeed in developing or marketing products that are viewed by physicians as providing superior clinical performance or are less expensive relative to the
Company's products currently marketed or to be developed.   Several established
companies manufacture and sell surgical products which compete with all of the Company's surgical products. The companies with which the Company competes have greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. In addition, many of the Company's competitors offer broader product lines within the Company's specific product markets. Broad product lines may give the Company's competitors the ability to negotiate exclusive, long-term medical product supply contracts and the ability to offer comprehensive pricing for their products, including those that compete with the Company's products.
By offering a broader product line in the general field of medical products and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations and managed care organizations that increasingly seek to reduce costs. There can be no assurance that the Company will be able to compete effectively with such manufacturers.

RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY

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

The medical product industry is characterized by frequent and substantial intellectual property litigation, and competitors may resort to intellectual property litigation as a means of competition. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of the outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. Litigation may also be necessary to enforce patents issued to the Company and license agreements entered into by the Company, to protect trade secrets or know-how owned by the Company or to determine the enforcement, scope and validity of the proprietary rights of others. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products which, in turn, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Intellectual Property" on page 16 of this Report.

RISKS ASSOCIATED WITH HUMAN TISSUE PRODUCTS

Both the United States and Europe have recently focused attention on the safety of tissue banks, spurred by incidents of the transmission of human disease during tissue transplantation. In the United States, regulations drafted by the FDA have outlined requirements for tissue banks. The regulations have specifically excluded from regulation medical devices subject to FDA review, including preserved umbilical cord vein grafts such as Biograft. As a result, the Company does not expect Biograft to be subject to tissue bank regulations in the United States and the related expensive donor screening and donor testing procedures. There can be no assurance, however, that the FDA will not impose additional regulatory requirements on Biograft at some later date or that Biograft would be able to meet any such new requirements.

The long-term future regulatory environment for Biograft in Europe is uncertain. The MDD explicitly excludes medical devices from human tissue; however, there is an effort developing to include such devices under a comprehensive regulatory program. This effort is in the early stages; the Company understands that a consensus on such a directive would take approximately four to five years. In addition, if extensive donor screening and donor testing requirements are imposed, such requirements could make it uneconomical to sell Biograft in Europe even under a regulatory program. Biograft accounted for 8% and 16% of the Company's net revenue and international net revenue, respectively, for the year ended October 31, 1997.

Bovine Spongiform Encephalopathy ("BSE") has been endemic in cattle in the United Kingdom (UK) and has received much publicity in Europe regarding beef for dietary consumption. Under the direction of the USDA, the

U.S. government has had an active program of surveillance and import controls since the late 1980's, designed to prevent the introduction of BSE into U.S. cattle. To date all evidence indicates that U.S. cattle are free of BSE. The Company obtains all of its raw pericardium from USDA slaughterhouses. The Company cannot predict whether or not a case of BSE may someday be reported in the U.S. If a case of BSE were reported in the U.S. cattle, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's notified body, the British Standards Institute, and French authorities have specifically reviewed Tissue-Guard sourcing and manufacturing processes and have then accepted the Company's bovine pericardium products. Although the Company does not anticipate that countries will prohibit the sale of Tissue-Guard products as a result of concerns related to BSE, such prohibition by certain countries could have a material adverse effect on the Company's business, financial condition and results of operation.

GOVERNMENTAL REGULATION

The Company's products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction, manufacturing, labeling and record keeping procedures for medical devices. The process of obtaining marketing clearance from the FDA for new products and new applications for existing products can be time-consuming and expensive, and there is no assurance that such clearances will be granted or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or additional applications for existing products. In addition, certain of the Company's products that are in the research and development stage may be subject to a lengthy and expensive pre-market approval ("PMA") process with the FDA. Even if regulatory approvals to market a product are obtained from the FDA, these approvals may entail limitations on the indicated uses of the product. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. The FDA, various state agencies and foreign regulatory agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling. A determination that the Company is in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures and, in extreme cases, criminal sanctions.

Approximately 24% of the Company's revenue in fiscal 1997 resulted from sales of its products outside the United States through independent distributors. International regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The Company relies on independent distributors to comply with foreign regulatory requirements. As a result, communication between foreign regulatory agencies and the Company is indirect as it occurs through the foreign distributor. The inability or failure of independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors' ability to sell the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

The registration scheme in the EU requires that the Company's quality system conform with the ISO 9001 international quality standard and that its products conform with the "essential requirements" set forth by the MDD for the class of products produced by the Company. Compliance with these requirements will allow the Company to issue a "Declaration of Conformity" and apply the CE mark to products, allowing free sale in the EU. While the Company has obtained the "CE" mark for its Tissue-Guard products, there can be no assurance that the Company will be able to maintain compliance with the regulations to retain the CE mark. In addition, it is uncertain whether the Company will be successful in obtaining the CE mark for its other products or new product introductions. Failure to obtain the CE mark authority for the Company's other products by June 15, 1998 would limit the Company's ability to sell such products in Europe and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Governmental Regulation" on page 12 of this Report.

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

In September 1996, the Company voluntarily issued a Safety Alert regarding the usage of its bovine pericardium as a urethral sling and removed "urethral sling" from the "indications" statement in its instructions for use. The Company issued the Safety Alert as a prudent course of action. The deletion of "urethral sling" from the labeling caused the action to fall into the category of a "field correction". In November 1996, the FDA acknowledged this field correction and reported it in the "FDA Weekly Enforcement Report" of November 11, 1996 as a "recall", as the definition of a recall encompasses field corrections. No product units were physically recalled and none were returned to the Company. Although Peri-Guard and Supple Peri-Guard have included the urethral sling indication in their labeling for several years, the products were rarely used in this application until late 1995. At that time a handful of urological surgeons began using the products in place of autologous fascia slings to treat female urinary incontinence. Approximately 65 transvaginal implants were done, resulting in 16 explants due to vaginal discharge, opening of the vaginal incision, and localized inflammation without fever. These results were similar to those which have been reported for synthetic urethral slings.

A product liability claim, recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business, financial condition and results of operations of the Company.

DEPENDENCE ON DISTRIBUTOR SALES

Sales to distributors constitute a significant portion of the Company's current business. In the year ended October 31, 1997, three domestic distributors accounted for an aggregate of 44% of gross revenue, with each of such distributors accounting for in excess of 10% of the Company's gross revenue for the period. There can be no assurance that the Company will be able to maintain its relationships with these significant distributors, or, in the event of termination of any of such relationships, that a new replacement distributor will be found. The loss of a significant distributor could materially adversely affect the Company's business, financial condition and results of operations if a new distributor or other suitable sales organization could not be found on a timely basis in the relevant geographic market. See Business - "Marketing" on page 10 of this Report.

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

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

During the first quarter of fiscal 1997, the Company received notice of a suit brought against it in Tokyo District Court in Japan by Jostra, Japan, K.K., a former Japanese distributor, claiming wrongful termination and economic damage of $500,000. The Company settled this matter out of court during the fourth quarter of fiscal 1997 at an amount considerably less than the original claim.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

The Company's executive officers, their ages, and their offices held as of November 30, 1997 are as follows:

           NAME             AGE                             TITLE
--------------------------  ---  -------------------------------------------------------
M. Karen Gilles...........   55  President, Chief Executive Officer, Corporate Secretary
                                 and Director

Connie L. Magnuson........   36  Vice President of Finance and Chief Financial Officer

Donald E. Gardner, Ph.D...   63  Vice President of  Regulatory Affairs and Quality Assurance

Kemal Schankereli.........   45  Vice President of Research and Development

Frank A. Stephenson.......   44  Vice President of Marketing and Sales

M. Karen Gilles. Ms. Gilles has served as President and Chief Executive Officer of the Company since July 1997 and as a Director of the Company since August 1997. Ms. Gilles has also served as Secretary of the Company since November 1991. Prior to July 1997, Ms. Gilles held the positions of Chief Financial Officer of the Company from December 1990, Vice President of Finance from April 1989 to December 1990 and Director of Finance and Administration of the Company
from April 1989 to December 1989.   From 1985 to 1989, Ms. Gilles served as
Controller for VEE Corporation, a production company, and Colin Companies, a related concession company. From 1983 to 1985, Ms. Gilles was an accountant with McGladrey & Pullen, a public accounting firm.

Connie L. Magnuson. Ms. Magnuson joined the Company as Chief Financial Officer and Vice-President of Finance in November 1997. From March 1997 to November 1997, Ms. Magnuson served as Treasurer of Northern Technologies International Corporation. From 1996 to March 1997, Ms. Magnuson served as a private financial consultant. From 1983 to 1996, Ms. Magnuson held a series of positions with Deloitte and Touche, LLP, a public accounting firm, including Audit Senior Manager and Director of Human Resources for their Minneapolis office.

Donald E. Gardner. Ph.D. Dr. Gardner has served as Vice President of Regulatory Affairs and Quality Assurance since September 1997. From June 1995 to September 1997, Dr. Gardner served as a senior associate with Regulatory Strategies Consultants, Inc., a consulting firm serving clients in the medical device, diagnostics, pharmaceutical and biologics industries. From June 1993 to June 1995, Dr. Gardner served as Vice-President of Regulatory Affairs and Quality Assurance with Cryolife, Inc. From August 1984 to May 1993, Dr. Gardner held quality management and regulatory affairs positions with Alcon Laboratories. From 1975 to 1984, Dr. Gardner held quality management and regulatory affairs positions with Abbott Laboratories and Pharmaseal Division of American Hospital Supply Corp.

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

Frank A. Stephenson. Mr. Stephenson has served as Vice President of Marketing and Sales since December 1994. From 1989 to August 1994, Mr. Stephenson served as Vice President of Marketing and Sales for Spectranetics Corporation, a medical laser company. From 1985 to 1989, Mr. Stephenson held a series of marketing management positions with Boston Scientific Corporation, a manufacturer of medical devices, and served as a senior sales representative and trainer from 1982 to 1985 with Codman & Shurtleff, a distributor of neurosurgical products, which is a division of Johnson and Johnson, Inc.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company's Common Stock is currently traded on the Nasdaq National Market under the symbol "BVAS". The following table sets forth, for each of the fiscal periods indicated, the range of high and low closing sale prices per share as reported by the Nasdaq National Market. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

                                    HIGH     LOW
                                   -------  ------
        FISCAL 1997
           First Quarter.........  $ 7.750  $6.000
           Second Quarter........    6.000   5.000
           Third Quarter.........    5.875   3.875
           Fourth Quarter........    5.000   3.750
        FISCAL 1996
           First Quarter.........  $15.000  $7.500
           Second Quarter........   13.125   8.000
           Third Quarter.........    9.875   6.125
           Fourth Quarter........    8.375   5.250

The Company has not declared or paid any cash dividends on its Common Stock since its inception, and the Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future. As of November 30, 1997, there were approximately 6,600 beneficial owners of the Company's Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------



YEAR ENDED OCTOBER 31                   1997         1996         1995         1994         1993
===================================================================================================
Net revenue                         $ 9,694,047   $10,124,709  $10,426,076  $4,951,743   $4,422,775
Gross margin                          5,726,587     6,681,611    6,964,259   3,027,708    2,586,354
Operating income (loss)              (1,305,235)      571,013    2,121,096    (255,951)     333,058
Income (loss) from continuing          (603,613)
 operations                                         1,218,501    1,659,162    (697,025)     650,634

Income (loss) per share from
 continuing operations                     (.06)          .13          .20        (.10)         .09

Weighted average shares
 outstanding                          9,531,000     9,433,000    8,172,000   7,277,000    7,055,000


The above information excludes discontinued operations; see Note 2 to the financial statements


AT OCTOBER 31:                          1997         1996         1995         1994         1993
===================================================================================================

Working capital                     $16,905,823   $22,106,990  $24,059,746  $6,261,521   $6,636,651
Total assets                         25,134,451    37,881,279   37,303,375   7,431,793    8,807,445
Long-term debt                                -             -            -           -       40,016
Shareholders' equity                 23,952,235    35,220,535   35,355,336   6,785,539    8,476,742

In connection with the spin-off of Vital Images, Inc. on the distribution date, Shareholders' Equity was reduced by $10,124,000, which represents the contribution of cash equivalents and marketable securities plus the carrying value of Vital Images' net assets.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERVIEW

Although net revenue for the year was down $431,000 or 4% over fiscal 1996 levels, reflecting the $1,421,000 decline in Peri-Strips revenue, fiscal 1997 has many successes to report. The Company continues to see impressive growth from its core Tissue Guard product line, excluding Peri-Strips. In particular within the Tissue Guard product line, Dura-Guard, Vascu-Guard, Peri-Guard and Supple Peri-Guard had significant revenue increases in the year, increasing $908,000 or 31% over fiscal 1996 revenues. In the Surgical Productivity Tools product line, Flo-Rester experienced excellent revenue growth, increasing $153,000 or 12% over fiscal 1996. Previous Flo-Rester annual revenue increases have been in the 5-7% range. Fourth quarter fiscal 1997 net revenues exceeded fiscal 1996 fourth quarter revenue by $212,000. This is the first quarter in which net revenues increased over the comparable prior year quarter since the HCFA non-coverage decision in January of 1996. Fourth quarter revenue growth was again led by Dura-Guard, Vascu-Guard and Supple Peri-Guard.

During fiscal 1997 the Company launched Peri-Strips Dry, an advanced version of Peri-Strips initially targeted for the European market, and is close to final development on two new products in the Tissue Guard product line. The Company also brought the manufacture of the Bio-Vascular Probe in-house which will allow the Company greater control over the manufacture of this growing product. The Company continues to expend significant time and resources in the research and development of new applications using its core tissue products and tissue processing technology.

Domestic revenue from Peri-Strips continued to be significantly affected by the HCFA decision in January of 1996 for LVRS. Domestic revenue from Peri-Strips was down 38% from fiscal 1996. The Company believes that some hospitals in the U.S. are no longer promoting LVRS cases. However, the Company is encouraged that surgeons and other medical professionals continue to seek training on the LVR surgical procedure. Peri-Strips fiscal 1997 revenue was also down from the Company's original expectations due to a delay in the start date for a study of LVRS, the National Emphysema Treatment Trial ("NETT") sponsored jointly by HCFA and NIH. (See "Medicare Non-Coverage Decision" on Page 26 for a more in-depth discussion). The start date is subject to the completion of organizational and procedural activities. The Company had orginally received indications that the study would commence in June 1997. The Company accordingly anticipated demand for the Peri-Strips product associated with the HCFA study and corresponding Peri-Strips revenue in the second half of fiscal 1997. The Company now believes that the earliest surgeries under the study will begin is January 1998. There can be no assurance, however, that further delays will not impact the commencement of surgeries under the study, or that the study will proceed on the basis anticipated by the Company, if at all, as the study is subject to determinations made by HCFA and NIH and is beyond the control of the Company.

Peri-Strips Dry was launched in July 1997. The Company believes that the Peri-Strips Dry design provides significant advantages for thorascopic surgical procedures over the original Peri-Strips "sleeve" design. Peri-Strips Dry eliminates the need to extract through the thorascope the sutured sleeve backing that was part of the original design. A specially formulated PSD Gel enables the Peri-Strip Dry strip to adhere to the surgical stapler. Thorascopic procedures are currently estimated to comprise 75% of the total LVR surgeries performed in Europe. The majority of surgeons in Europe have performed LVRS without benefit of a staple-line buttress. The Company was successful in convincing a leading European thoracic surgeon to evaluate Peri-Strips Dry. This surgeon is now the lead investigator for the Company's marketing clinical trials currently underway at three European sites. The Company expects European revenue growth from Peri-Strips Dry and Peri-Strips will be gradual as reimbursement is obtained on a country-by-country basis. However, this forward-looking statement is dependent upon the receipt of reimbursement approval from European countries, and will be negatively impacted by any failure or delay in receiving such reimbursement approvals. Currently, European patients pay directly for the product. In the U.S., Peri-Strips Dry is expected to replace the original Peri-Strips sleeve configuration for thorascopic procedures.

THE SPIN-OFF OF VITAL IMAGES

On May 12, 1997, the Company completed the spin-off distribution of all the shares of Vital Images to the shareholders of Bio-Vascular, with Vital Images thereafter operating as an independent public company. Vital Images is currently traded on the OTC Bulletin Board under the symbol VTAL. All Bio-Vascular shareholders received one share of Vital Images common stock for each two shares of Bio-Vascular stock held, with cash issued in lieu of fractional shares. The Company attempted to structure the transaction as tax free, but since no advance ruling was sought from the Internal Revenue Service, no assurance can be made about the final tax treatment of the transaction.

Both organizations should benefit from a tighter focus on their respective markets, be able to invest in research and development at levels appropriate to their respective stages of development and be able to evolve unique organizational and marketing structures to better serve their substantially different markets. As a result of the Company's spin-off of Vital Images, the Company's financial statements and notes thereto report the business of Vital Images as discontinued operations.

MEDICARE NON-COVERAGE DECISION

Effective January 1, 1996, HCFA made a non-coverage decision with respect to LVRS, a surgical treatment for late-stage emphysema. This decision significantly impacted the Company's revenues from sales of Peri-Strips. At the time that this non-coverage decision was put into effect, the Company estimates that approximately 70% of the patients undergoing LVRS were Medicare patients. While the Company understands that several private insurance companies and managed care organizations continue to reimburse LVRS based on their own evaluation of the procedure and its outcomes, it is unknown whether these private payers will change their reimbursement practices in the future or if more private payers will begin to cover the procedure.

NIH, in collaboration with HCFA, has outlined and is in the process of organizing a prospective, randomized study of LVRS, the NETT study, to determine whether it is safe and efficacious. The NETT study, as it is currently structured, is limited to a small number of patients relative to the number of Medicare dependent patients who would be otherwise eligible for the procedure. Congress, responding to the concerns of their constituents and in light of a significant number of favorable peer-reviewed published medical articles bearing out the safety and efficacy of LVRS, requested HCFA to present to Congress updated information on the LVRS procedure by January 1997. HCFA requested an extension until April 1997 and as of the date of this report had not yet complied with Congress' request. Because HCFA and NIH appear intent on proceeding with the study, no assumptions can be made as to whether the efforts of Congress or the mounting evidence regarding the benefits of this procedure will cause them to alter the study. The Company continues to work for restoration of coverage of LVRS for Medicare dependent patients.

RESULTS OF CONTINUING OPERATIONS

COMPARISON OF THE YEAR ENDED OCTOBER 31, 1997 WITH THE YEAR ENDED
OCTOBER 31, 1996

Revenue decreased to $9,694,000 from $10,125,000, primarily due to the decrease in Peri-Strips revenue. Peri-Strips revenue decreased $1,421,000 to $2,915,000 from $4,336,000. Revenue from sales of other Tissue-Guard products, Dura-Guard, Vascu-Guard, Peri-Guard and Supple Peri-Guard increased $908,000 to $3,852,000 from $2,944,000. All Tissue Guard products showed significant increases over the prior year. Increased revenues from Tissue Guard products in the fourth quarter of fiscal 1997 over the same quarter in fiscal 1996 more than offset the decreased revenue from Peri-Strips for the first time since the HCFA decision in January of 1996. Biograft revenue decreased $138,000, or 15%, to $800,000 from $938,000, continuing a trend representative of the late stage of this product's life cycle. Revenue from sales of surgical productivity tools (Flo-Rester and the Bio-Vascular Probe) increased 12% to $2,127,000 from $1,907,000.

The gross margin percentage was 59% for 1997 and 66% for 1996. During fiscal 1996 and 1997 the gross margin percentages declined through the quarters, primarily due to decreases in production volume in response to decreases in demand for Peri-Strips.. The gross margin percentage was 62% by the fourth quarter of 1996 and continued to decrease through the third quarter of 1997. Gross margin improvements in the fourth quarter of 1997 were primarily due to increased production volume. The Company expects the gross margin percentage for 1998 to be slightly higher than the 1997 level. This forward looking statement is influenced primarily by the Company's current estimate of standard costs and would be impacted by significant increases or decreases in production volumes of the Company's products, by material changes in the Company's product mix and by the accuracy of the Company's estimates of standard costs and other manufacturing costs.

Selling, general and administrative expense increased $573,000 or 11% between 1997 and 1996. General and administrative expenses increased $348,000, or 13%, and was due in part to increases in regulatory personnel and related market
clearance costs.   Selling expense increased $224,000, or 9%.  Increases in
selling costs originated from the launch of Peri-Strips Dry in the third quarter of 1997, increased marketing efforts in Europe including the addition of a European Sales Manager and renewed focus in the domestic marketplace of the Company's strong line of tissue products. The Company has maintained and judiciously added to the basic corporate infrastructure which was developed during 1995 to support the Company's rapid growth at that time. Although the rapid growth, which was fueled by Peri-Strips was interrupted, the infrastructure that was built to support that growth is vital to moving the Company forward to the next level of its corporate strategy. The Company continued to incur expenses related to efforts to inform Congress and other interested parties of the devastating effect of the HCFA decision on patients in the late-stages of emphysema and to seek consideration of a modification or reversal of that decision.

Research and development expense increased $349,000 or 38% between 1997 and 1996, with the increase primarily due to the cost of moving projects forward in the research and development pipeline, including an increase in the number of animal studies. The Company has several projects under development including the Company's small diameter graft. R&D efforts have included two new product opportunities, CV Peri-Guard and Ocu-Guard, which are expected to generate revenues in fiscal 1998. R&D expense is expected to increase as these and other projects continue to progress. This forward-looking statement will be influenced primarily by the number of projects, the related R&D personnel requirements, the development path and success of each project, the expected costs, and the timing of these costs.

Primarily due to the continued decrease in revenue from Peri-Strips, componded by lower gross margins earlier in the year and increased spending on research and development, regulatory and selling costs, continuing operations had an operating loss in 1997 of $1,305,000 as compared to operating income of $571,000 for 1996. Other income, primarily interest income, was $1,067,000 and $1,161,000 in 1997 and 1996, respectively. As a result, continuing operations had a loss before income taxes in 1997 of $238,0000 as compared to income from continuing operations before income tax of $1,732,000 in 1996.

The Company's provision for income taxes in 1997 is $365,000 including a $421,000 write-off of an income tax asset in the third quarter. The Company expected to utilize a significant portion of Vital Images' net operating loss carryforwards against the Company's anticipated fiscal 1997 taxable income. These net operating losses were generated by Vital Images prior to its spin-off and are only available to the Company in the 1997 fiscal year, reverting solely to Vital Images thereafter. When the Company realized its fiscal 1997 taxable income would fall short of original expectations, the deferred tax asset had no further value to Bio-Vascular and was written-off in the third quarter.

In 1996, the Company allocated its provision for income taxes to continuing and discontinuing operations based on their respective pretax income contributions and tax attributes. As a result, the amount of the provision allocated to continuing operations in 1996 was $514,000, representing an effective tax rate
of approximately 30%.   Continuing operations' effective tax rate for 1996
reflected the benefit of recognizing a deferred tax asset associated with capital loss and research and experimentation credit carryforwards created in prior years.

Loss from continuing operations was $604,000, or $0.06 per share in 1997, compared to income of $1,219,000, or $0.13 per share in 1996.

COMPARISON OF THE YEAR ENDED OCTOBER 31, 1996 WITH THE YEAR ENDED
OCTOBER 31, 1995

Revenue decreased to $10,125,000 from $10,426,000, primarily due to the decrease in Peri-Strips revenue resulting from the HCFA decision, offset substantially by an increase in revenue from sales of other Tissue Guard products. Peri-Strips revenue decreased $1,214,000 to $4,336,000 from $5,550,000. Revenue from sales of other Tissue-Guard products, Dura-Guard, Vascu-Guard, Peri-Guard and Supple Peri-Guard, increased by $1,099,000 to $2,944,000 from $1,845,000, primarily due to the increase in revenue from Dura-Guard, which was cleared to market by the FDA in June 1995.

Revenue from sales of Biograft decreased to $938,000 from $1,198,000. Revenues from the sales of Biograft have been decreasing since late 1993 as new competitive treatments reached the market. Revenue from sales of surgical productivity tools (Flo-Rester and the Bio-Vascular Probe) increased 4% to $1,907,000 from $1,818,000.

The gross margin percentage was 66% for 1996 and 67% for 1995. While the annual gross margin percentages appeared stable, they were not on a quarter-to-quarter basis during 1996. In 1995, the gross margin percentage was increasing, primarily due to rapidly increasing production volume associated with rising Peri-Strips sales, while in 1996, the gross margin percentages declined, primarily due to decreases in the production volume in response to decreases in expected demand for Peri-Strips as a result of the HCFA decision.

Selling, general and administrative expense increased $1,002,000 or 24% between 1995 and 1996. Increases were generally across all functions and due in large part to the presence during much of 1996 of a complete basic corporate infrastructure, expenses related to the development of a quality system under ISO 9001and expenses related to efforts to inform Congress and other interested parties of the devastating effect of the HCFA decision on patients in the late-stages of emphysema and to seek consideration of a modification or reversal of that decision.

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

Other income was $1,161,000 and $265,000 in 1996 and 1995, respectively and consisted primarily of interest income. A secondary public offering which the Company completed in September of 1995 provided approximately $26,000,000 net of offering costs. This comprised the basis for the increase in interest income in 1996 over 1995.

The Company allocated its provision for income taxes to continuing and discontinued operations based on their respective pretax income contribution and tax attributes. As a result, continuing operations recorded a tax provision of $514,000 for 1996 and $727,000 for 1995, representing an effective tax rate of approximately 30% in both years. Continuing operations' effective tax rate in 1995 reflected the benefit of utilizing remaining net operating loss carry forwards to offset 1995 income. Continuing operations' effective tax rate for 1996 reflected the benefit of recognizing a deferred tax asset associated with capital loss and research and experimentation credit carryforwards created in prior years. Income from continuing operations was $1,219,000, or $0.13 per share, compared to $1,659,000, or $0.20 per share for 1995.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended October 31, 1997, activities from continuing operations provided cash of $1,051,000 (excluding

$1,860,920 used by discontinued operations) as compared to $343,000 (excluding $70,046 used by discontinued operations) of net cash provided by operating activities in fiscal 1996. Cash was provided by continuing operations in fiscal 1997 through non-cash expenses, increases in accrued liabilities, decreases in inventories and non-trade receivables in excess of the loss from continuing operations. These increases in cash were partially offset by an increase in trade accounts receivable.

The Company invested $654,000 in equipment and leasehold improvements primarily related to new manufacturing processes related to Peri-Strips Dry and the Bio-Vascular Probe. Financing activities included $265,000 provided from stock option exercises and a related tax benefit, net of restricted stock repurchased from employees. In addition, the Company used $150,000 to repurchase shares of its own Common Stock in the open market in accordance with the Company's ongoing stock repurchase program. This program was announced in August 1997 whereby the Company stated its intention to repurchase up to 500,000 shares of its Common Stock. Such purchases will be made in the open market from time-to-time as price opportunities arise.

The Company believes existing cash and investments will be sufficient to satisfy its cash requirements for the foreseeable future. At October 31, 1997, the Company has cash and investments totaling $17,987,000. At October 31, 1996, the Company's cash and investments totaled $29,671,000. The net decrease in cash and investments was largely attributable to the $11,800,000 funded to Vital Images.

THE YEAR 2000 ISSUE

Computer designs that use microprocessors have consistently abbreviated dates by eliminating the first two digits of the year under the assumption that these two digits would always be 19. As the year 2000 approaches, such systems will be unable to accurately process certain date-based information. This problem is commonly referred to as "the Year 2000 Issue".

The Company has not yet determined if it will be necessary to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

NEW ACCOUNTING STANDARDS

In February 1997, SFAS No. 128, Earnings per Share (EPS), was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its first quarter of fiscal 1998, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Net income per common share currently presented by the Company for 1997 and 1996 is comparable to the basic EPS required under SFAS 128.

Diluted EPS for the Company would be calculated based on both common shares outstanding and consideration of the dilutive effects of common stock equivalents.

In June 1997, SFAS No. 130 (SFAS 130), Comprehensive Income, was issued by the Financial Accounting Standards Board. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. Also issued in June 1997 was SFAS No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, which establishes new standards for the way public business enterprises report information about operating segments. The Company must adopt SFAS 130 and SFAS 131 in fiscal year 1999.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The Company's Financial Statements and the reports of its independent accountants are included herein on pages 33 through 49 of this Annual Report on Form 10-K. The index to such items is included on Page 31 in Item 14 (a)(1).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

(a)  Directors of the Registrant
     ---------------------------

     The information under the caption "Election of Directors" in the Registrant's 1998 Proxy Statement is incorporated by reference herein.

(b)  Executive Officers of the Registrant
     ------------------------------------

     Information concerning Executive Officers of the Company is included in this Report on page 22 under Item 4 A, "Executive Officers of the Registrant".

(c)  Compliance with Section 16(a) of the Exchange Act
     -------------------------------------------------

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 1998 Proxy Statement is incorporated by reference herein.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The information under the caption "Executive Compensation" and "Election of Directors--Directors' Compensation" in the Registrant's 1998 Proxy Statement is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Registrant's 1998 Proxy Statement is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

In October 1997, the Company entered into a distribution agreement with Scanlan International, Inc., a medical and surgical products distributor. A Director of the Company is President and Chief Executive Officer of the Scanlan Group of Companies, the parent company of Scanlan International. The agreement grants Scanlan International the exclusive right, acting as a sales representative of Bio-Vascular, to solicit orders, work with distributors and market listed products within Latin America until October 31, 2000 subject to annual renewal thereafter. Scanlan International will receive a commission of 20% on net sales to Latin America during the term of the agreement. For the year ended October 31, 1997, there was no sales activity resulting from this agreement.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  List of documents filed as part of this Report

     1)    Financial Statements:
           The following financial statements are included herein (page numbers refer to pages in this Annual Report on Form 10-K):

                                                                    Page
                                                                   -----
         - Report of Independent Accountants                         33
         - Balance Sheets as of October 31, 1997 and 1996            34
         - Statements of Operations for the Years Ended
           October 31, 1997, 1996 and 1995                           35

         - Statements of Shareholders' Equity for
           the Years Ended October  31, 1997, 1996 and 1995          36
         - Statements of Cash Flows for the Years Ended
           October 31, 1997, 1996 and 199                            37
         - Notes to Financial Statements                           38-49

     2)    Financial Statement Schedules

           The following financial statement schedules and independent accountants' report thereon are included herein and should be read in conjunction with the Financial Statements referred to above (page numbers refer to pages in this Annual Report on Form 10-K):

                                                                    Page
                                                                   -----
         - Report of Independent Accountants' on
           Financial Statement Schedule                              50
         - Schedule II - Valuation and Qualifying Accounts           51

           All other financial statement schedules not listed have been omitted because the required information is included in the Financial Statements or the Notes thereto, or is not applicable.

     3)    Exhibits

           The exhibits to this Annual Report on Form 10-K are listed in the
           Exhibit Index hereinafter contained on pages E-1 through E-3 of this Report.

           The Company will furnish a copy of any exhibit to a shareholder who requests a copy in writing upon payment to the Company of a fee of $5.00 per exhibit. Requests should be sent to: Connie L. Magnuson, Vice President of Finance and Chief Financial Officer; Bio-Vascular, Inc.; 2575 University Avenue; St. Paul, Minnesota 55114-1024.

           The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14 (c):

           A.  1988 Stock Option Plan, as amended, (incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No. 0-13907)).

           B. 1990 Management Incentive Stock Option Adjustment Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-13907)).

           C.  1992 Stock Option Adjustment Plan (incorporated by reference to
               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-13907)).

           D. 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1997 (File No. 0-139070)).

           E. Employee Stock Purchase Plan, as amended (filed herewith electronically).

           F. Employment letter dated November 28, 1994, as amended January 2, 1995, between the Company and Mr. Stephenson (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

           G. Severance agreement dated June 30, 1997, between the Company and Mr. Karcanes (filed herewith electronically).

           H. Form of Change in Control Agreement entered into between the Company and each of Ms. Gilles, Mr. Schankereli and Mr. Stephenson (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

(b)  Reports on Form 8-K

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

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Bio-Vascular, Inc.:

        We have audited the accompanying balance sheets of Bio-Vascular, Inc. as of October 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Vascular, Inc. as of October 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
December 9, 1997

BIO-VASCULAR, INC.
BALANCE SHEETS
OCTOBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


ASSETS                                                                  1997          1996
------------------------------------------------------------------  ------------  ------------
Current assets:
Cash and cash equivalents.........................................  $ 6,766,687   $ 5,736,650
Marketable securities, short-term.................................    7,229,934    13,761,050
Accounts receivable, net..........................................    1,846,519     1,465,809
Inventories.......................................................    1,619,395     1,972,728
Deferred income taxes.............................................      144,549       914,300
Other.............................................................      480,955       917,197
                                                                    -----------   -----------
   Total current assets...........................................   18,088,039    24,767,734

Equipment and leasehold improvements, net.........................    1,670,446     1,370,256
Intangible assets, net............................................    1,003,251     1,213,600
Marketable securities, long-term..................................    3,989,896    10,173,086
Deferred income taxes.............................................      382,819       182,200
Net assets of discontinued operations.............................            -       174,403
                                                                    -----------   -----------
   TOTAL ASSETS...................................................  $25,134,451   $37,881,279
                                                                    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
Accounts payable..................................................  $   616,941   $   306,376
Accrued expenses..................................................      565,275       554,368
Accrued loss on disposal of discontinued operations...............            -     1,800,000
                                                                    -----------   -----------
   Total current liabilities......................................    1,182,216     2,660,744
                                                                    -----------   -----------

Commitments (Note 6)

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
  None issued or outstanding in 1997 and 1996.....................            -             -
Common stock: authorized 20,000,000 shares of $.01 par value;
  issued and outstanding, 9,563,609 in 1997 and 9,484,898 shares
  in 1996.........................................................       95,636        94,849
Additional paid-in capital........................................   29,664,715    39,500,239
Unearned compensation.............................................     (447,254)     (484,909)
Unrealized marketable securities holding gain (loss)..............        1,288       (51,107)
Accumulated deficit...............................................   (5,362,150)   (3,838,537)
                                                                    -----------   -----------
   Total shareholders' equity.....................................   23,952,235    35,220,535
                                                                    -----------   -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................  $25,134,451   $37,881,279
                                                                    ===========   ===========

The accompanying notes are an integral part of the financial statements.

BIO-VASCULAR, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                        1997           1996          1995
                                                   -------------  -------------  ------------
Net revenue.......................................  $ 9,694,047    $10,124,709    $10,426,076
Cost of revenue...................................    3,967,460      3,443,098      3,461,817
                                                    -----------    -----------    -----------
Gross margin......................................    5,726,587      6,681,611      6,964,259

Operating expenses:
Selling, general and administrative...............    5,773,918      5,201,236      4,199,673
Research and development..........................    1,257,904        909,362        643,490
                                                    -----------    -----------    -----------

Operating income (loss)...........................   (1,305,235)       571,013      2,121,096
Other income, net.................................    1,066,822      1,161,488        264,898
                                                    -----------    -----------    -----------

Income (loss) from continuing operations before
  provision for income taxes......................     (238,413)     1,732,501      2,385,994
Provision for income taxes........................      365,200        514,000        726,832
                                                    -----------    -----------    -----------
Income (loss) from continuing operations..........     (603,613)     1,218,501      1,659,162

Discontinued operations:
Income (loss) from operations of discontinued
  business, net of income taxes...................            -     (1,048,142)       527,304
Loss on disposal of discontinued business,
  net of income taxes.............................     (920,000)    (1,348,000)             -
                                                    -----------    -----------    -----------

NET INCOME (LOSS).................................  $(1,523,613)   $(1,177,641)   $ 2,186,466
                                                    ===========    ===========    ===========

Net income (loss) per share:
Continuing operations.............................  $      (.06)   $       .13    $       .20
Discontinued operations...........................         (.10)          (.25)           .06
                                                    -----------    -----------    -----------
Net income (loss) per share.......................  $      (.16)   $      (.12)   $       .27
                                                    ===========    ===========    ===========

Weighted average shares outstanding...............    9,531,000      9,433,000      8,172,000
                                                    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

BIO-VASCULAR, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                                                      UNREALIZED
                                                                                                      MARKETABLE
                                                                        ADDITIONAL                    SECURITIES
                                                                         PAID-IN        UNEARNED       HOLDING      ACCUMULATED
                                                   COMMON STOCK          CAPITAL      COMPENSATION    GAIN (LOSS)     DEFICIT
                                             -----------------------  -------------  --------------  -------------  ------------
                                                             PAR
                                               SHARES       VALUE
                                             ----------  -----------
BALANCE AT OCTOBER 31, 1994................. 7,318,125      $73,181   $ 11,685,163       $(125,443)             -    $(4,847,362)
Stock option activity.......................   197,400        1,974        424,819           4,250
Restricted stock activity...................    41,138          412         78,629        (269,908)
Stock compensation, net.....................    23,105          231        109,519         (39,125)
Issuance of stock, net of offering
   costs of $2,277,460...................... 1,800,000       18,000     26,054,530
Net income..................................                                                                           2,186,466
                                             ---------      -------   ------------       ---------   ------------    -----------
BALANCE AT OCTOBER 31, 1995................. 9,379,768       93,798     38,352,660        (430,226)             -     (2,660,896)

Stock option activity, net of tax benefit...    82,744          827      1,099,719        (150,387)
Warrant activity............................    28,929          289        115,427
Employee Stock Purchase Plan
  activity..................................     5,715           57         36,376
Restricted stock activity...................   (12,258)        (123)       (16,616)         71,954
Stock compensation, net.....................                                                23,750
Offering costs..............................                               (87,327)
Unrealized marketable securities
  holding loss, net.........................                                                             $(51,107)
Net loss....................................                                                                          (1,177,641)
                                             ---------      -------   ------------       ---------   ------------    -----------
BALANCE AT OCTOBER 31, 1996................. 9,484,898       94,849     39,500,239        (484,909)       (51,107)    (3,838,537)

Stock option activity, net of tax
  benefit...................................    48,236          482        654,522        (332,462)
Employee Stock Purchase Plan
  activity..................................     9,190           92         37,217
Restricted stock activity...................    22,185          222         62,998          22,954
Stock compensation, net.....................    36,000          360        143,640        (112,837)
Stock repurchased by the Company............   (36,900)        (369)      (149,560)
Distribution of net investment in
  Vital Images..............................                           (10,584,341)        460,000
Unrealized marketable securities
  holding gain, net.........................                                                               52,395
Net loss....................................                                                                          (1,523,613)
                                             ---------      -------   ------------       ---------   ------------    -----------
BALANCE AT OCTOBER 31, 1997................. 9,563,609      $95,636   $ 29,664,715       $(447,254)      $  1,288    $(5,362,150)
                                             =========      =======   ============       =========   ============    ===========

The accompanying notes are an integral part of the financial statements.

BIO-VASCULAR, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                                  1997           1996           1995
                                                                              -------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................................   $(1,523,613)  $ (1,177,641)  $  2,186,466
Less income (loss) from discontinued operations.............................      (920,000)    (2,396,142)       527,304
                                                                               -----------   ------------   ------------
Income (loss) from continuing operations....................................      (603,613)     1,218,501      1,659,162

Adjustments to reconcile income from continuing operations
   to net cash provided by (used in) operating activities:
Depreciation and amortization...............................................       619,769        591,410        376,423
Provision for inventory obsolescence........................................       116,031        354,822        176,568
Non-cash compensation.......................................................       212,367        286,018        232,839
Deferred income taxes.......................................................       239,132     (1,096,500)             -

Changes in operating assets and liabilities:
Accounts receivable.........................................................      (380,710)       704,417     (1,142,845)
Inventories.................................................................       237,302       (359,324)    (1,012,125)
Other assets................................................................       313,365       (268,753)      (527,547)
Current liabilities.........................................................       297,247     (1,087,297)     1,331,783
                                                                               -----------   ------------   ------------
   Net cash provided by continuing operations...............................     1,050,889        343,294      1,094,258
   Net cash provided by (used in) discontinued operations...................    (1,860,920)       (70,046)       818,283
                                                                               -----------   ------------   ------------
   Net cash provided by (used in) operating activities......................      (810,031)      (273,248)     1,912,541
                                                                               -----------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements......................................      (654,153)      (402,290)    (1,035,537)
Purchase of intangibles.....................................................       (43,310)      (803,272)       (42,799)
Investments in marketable securities........................................    (9,000,000)   (25,980,000)   (14,872,509)
Maturities of marketable securities.........................................    13,750,000     16,795,920      1,270,841
Discontinued operations, net................................................    (2,327,360)      (379,855)      (306,014)
                                                                               -----------   ------------   ------------
   Net cash (used in) investing activities..................................     1,725,177    (10,769,497)   (14,986,018)
                                                                               -----------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to the sale of common stock, net...........................             -        (87,327)    26,072,530
Proceeds related to stock options, employee stock purchase
   plan and restricted stock................................................       264,821        895,257         77,962
Purchase of common stock....................................................      (149,930)             -              -
                                                                               -----------   ------------   ------------
   Net cash provided by financing activities................................       114,891        807,930     26,150,492
                                                                               -----------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS..............................................................     1,030,037     (9,688,319)    13,077,015
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   YEAR.....................................................................     5,736,650     15,424,969      2,347,954
                                                                               -----------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................................   $ 6,766,687   $  5,736,650   $ 15,424,969
                                                                               ===========   ============   ============

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

Cash and Cash Equivalents:

Cash and cash equivalents consist of cash and highly liquid investments purchased with an original maturity of three months or less. Cash at October 31, 1997 is primarily concentrated in one money market fund.

Marketable Securities:

Investments having original maturities in excess of three months are classified as marketable securities and generally consist of U.S. Government or U.S. Government-backed obligations. Investments are classified as short-term or long-term in the balance sheet based on their maturity date. At October 31, 1997 and 1996, all of the Company's marketable securities are classified as available-for-sale and all mature in two years or less. Available-for-sale investments are recorded at market value with unrealized holding gains and losses included as a separate component of shareholders' equity.

Inventories:

Inventories are valued at the lower of cost or market, with costs generally determined on a first-in, first-out method.

Equipment and Leasehold Improvements:

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using accelerated and straight-line methods over the shorter of the estimated useful lives (generally three to seven years) or lease life. Major replacements and improvements are capitalized and maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations. The asset and related accumulated depreciation or amortization accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, is recorded in other income, net, on the Statement of Operations.

Long-Lived Assets:

The Company adopted the Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, in fiscal 1997. The Company

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
------------------------------------------------------------------------


reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Impairment losses are recorded whenever indicators of impairment are present. The adoption of SFAS No. 121 did not have a material effect on the Company's results of operations, cash flows or financial position.

Goodwill, Patents and Other Intangibles:

Goodwill, patents and other intangibles are recorded at cost and are amortized using the straight-line method over the estimated useful lives, generally ten to seventeen years. The Company evaluates the net realizability of goodwill and other intangibles on an ongoing basis, based on current and anticipated undiscounted cash flows.

Revenue Recognition:

Revenue is recognized upon shipment of goods to customers.

Research and Development:

Research and development costs are expensed as incurred.

Stock-Based Compensation:

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, effective for fiscal 1997, which disclosures are presented in Note 5 "Shareholders' Equity". The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

Income Taxes:

The Company accounts for income taxes using the liability method. The liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes ("temporary differences"). Temporary differences relate primarily to operating and capital loss carryforwards, research and experimentation tax credit carryforwards, and obsolete inventory reserves. Deferred tax assets are reduced by a valuation allowance to reflect the realizable value, when necessary.

Net Income (Loss) Per Common Share:

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares relate to common stock options and warrants, when their effect is dilutive.

In February 1997, SFAS No. 128, Earnings per Share (EPS), was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its first quarter of fiscal 1998, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Net loss per common share currently presented by the Company for 1997 and 1996 is comparable to the basic EPS required under SFAS 128. Diluted EPS for the Company would be calculated based on both common shares outstanding and consideration of the dilutive effects of common equivalent shares.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
------------------------------------------------------------------------


(2)   DISCONTINUED OPERATIONS:

On May 12, 1997, the Company completed the spin-off distribution of all shares of Vital Images, Inc. ("Vital Images") to shareholders of Bio-Vascular, with Vital Images thereafter operating as an independent company with its own publicly-traded securities. All Bio-Vascular shareholders of record received one share of Vital Images common stock for every two shares of Bio-Vascular common stock held, with cash issued in lieu of fractional shares. The Company attempted to structure the transaction as tax free, but since no revenue ruling was sought from the Internal Revenue Service, no assurance can be made about the final tax treatment of the transaction.

The Company recorded the distribution of Vital Images common stock to its shareholders as of March 19, 1997, the date the Board of Directors of the Company gave final approval for the transaction. The distribution was recorded by reducing shareholders' equity by $10,124,000, which represents $10,000,000 of cash and investments, plus the carrying value of Vital Images' net assets. The accompanying financial statements of the Company for the year ended October 31, 1997 reflect these transactions. The Company's financial statements and notes report Vital Images as discontinued operations. Prior years' financial statements and notes have been restated accordingly.

The 1996 loss from operations of the discontinued business included an allocation of interest income (based on the ratio of net investment assets contributed to the discontinued business over total investment assets) of $547,000. Interest income for the year ended October 31, 1995 was determined to be attributable solely to income from continuing operations.

The 1997 loss on disposal reflects amounts exceeding that previously estimated and recorded as of October 31, 1996, in part a result of the spin-off taking longer to complete in 1997 than originally anticipated. The 1996 loss on disposal of discontinued business of $1,348,000 included the estimated future operating losses of Vital Images through the estimated date of spin-off. In addition to the estimate of future results of operations, major components of the loss on disposal include $400,000 of transaction costs, interest income of $200,000 and deferred income tax benefits of $452,000. Net cash used by discontinued operations in 1996 differs from the 1996 loss from discontinued operations principally due to the loss on disposal for which no cash had been expended at October 31, 1996, deferred revenues and depreciation. The 1996 discontinued operations cashflow amounts have been reclassified to conform with the 1997 presentation.

DISCONTINUED OPERATIONS                                  1997          1996         1995
                                                      -----------  ------------  -----------
Net revenue                                                    -   $   882,126    $2,893,654
Gross margin........................................           -       719,840     2,488,480
Operating income (loss).............................           -    (2,357,065)      318,205
Income (loss) from discontinued operations..........           -    (1,048,142)      527,304
Loss on disposal, net of income taxes...............   $(920,000)   (1,348,000)            -
Total discontinued operations, net of income taxes..    (920,000)   (2,396,142)      527,304

A one-time license fee recorded in the fourth quarter of fiscal 1995 contributed $1,500,000 to net revenue and $1,322,000 to operating income.

The net assets of discontinued operations were approximately $174,000 at October 31, 1996, comprised primarily of equipment totaling approximately $650,000, offset by deferred revenues of $510,000. All net assets associated with the discontinued operations were distributed as part of the May 1997 spin-off.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
------------------------------------------------------------------------



(3)   SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                          1997          1996
                                                      ------------  ------------
Accounts receivable:
Trade receivables...................................  $ 1,867,919    $1,487,209
Less allowance for doubtful accounts................      (21,400)      (21,400)
                                                      -----------    ----------
                                                      $ 1,846,519    $1,465,809
                                                      ===========    ==========
Inventories:
Raw materials and supplies..........................  $   580,354    $  514,478
Work-in-process.....................................      405,736       541,483
Finished goods......................................    1,006,305     1,284,767
Less reserve for inventory obsolescence.............     (373,000)     (368,000)
                                                      -----------    ----------
                                                      $ 1,619,395    $1,972,728
                                                      ===========    ==========
Equipment and leasehold improvements:
Furniture, fixtures and computer equipment..........  $   826,360    $  903,162
Laboratory equipment................................      210,273       168,463
Manufacturing equipment.............................      780,854       536,688
Leasehold improvements..............................      874,887       628,949
Less accumulated depreciation and amortization......   (1,021,928)     (867,006)
                                                      -----------    ----------
                                                      $ 1,670,446    $1,370,256
                                                      ===========    ==========
Intangible assets:
Goodwill............................................  $ 1,538,374    $1,538,374
Less accumulated amortization.......................   (1,047,024)     (889,300)
Patents and other intangibles.......................      708,880       665,570
Less accumulated amortization.......................     (196,979)     (101,044)
                                                      -----------    ----------
                                                      $ 1,003,251    $1,213,600
                                                      ===========    ==========
Accrued expenses:
Payroll, other employee benefits and related taxes..  $   275,015    $  263,423
Royalties...........................................       52,587        56,185
Other...............................................      237,673       234,760
                                                      -----------    ----------
                                                      $   565,275    $  554,368
                                                      ===========    ==========

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
------------------------------------------------------------------------


(4) INCOME TAXES:

PROVISION FOR INCOME TAXES

                                                      1997          1996          1995
                                                   -----------  ------------  ------------
Current:
Federal..........................................   $  95,893    $  834,720    $  724,999
State............................................      43,750        34,606         1,833
                                                    ---------    ----------    ----------
                                                      139,643       869,326       726,832
                                                    ---------    ----------    ----------
Deferred:
Federal..........................................     286,159      (345,518)            -
State............................................     (60,602)       (9,808)            -
                                                    ---------    ----------    ----------
                                                      225,557      (355,326)            -
                                                    ---------    ----------    ----------
Total............................................   $ 365,200    $  514,000    $  726,832
                                                    =========    ==========    ==========

RECONCILIATION OF EFFECTIVE INCOME TAX RATE
                                                       1997         1996          1995
                                                    ---------    ----------    ----------
Income (loss) from continuing operations.........   $(238,413)   $1,732,501    $2,385,994
                                                    =========    ==========    ==========

Statutory federal rate...........................   $ (81,060)   $  606,375    $  835,098
Benefit from marginal rate.......................           -       (17,325)      (23,860)
State taxes, net of federal benefit..............     (11,122)       24,798         1,833
Permanent differences............................     (20,269)       36,206         2,047
Write-off of deferred tax asset associated with
 discontinued operations.........................     421,000             -             -
Increase (decrease) in valuation reserve.........      61,390      (203,058)     (239,316)
Other, net.......................................      (4,739)       67,004       151,030
                                                    ---------    ----------    ----------
Total............................................   $ 365,200    $  514,000    $  726,832
                                                    =========    ==========    ==========
COMPONENTS OF DEFERRED TAX ASSETS
                                                       1997         1996
                                                    ---------    ----------
Operating and capital loss carryforwards.........   $ 318,862    $  890,900
Credit carryforwards.............................     269,005       128,300
Other............................................      83,028       151,800
Less: valuation allowance........................    (143,527)      (74,500)
                                                    ---------    ----------
Total............................................   $ 527,368    $1,096,500
                                                    =========    ==========

Income tax payments included in the Statement of Cash Flows totaled $5,850, $410,769 and $77,152 for the years ended October 31, 1997, 1996 and 1995.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
------------------------------------------------------------------------

The operating loss carryforwards included as a component of deferred tax assets were generated by continuing operations in the current year and are expected to be fully utilized in the future.

A tax benefit of $119,738 and $682,200 related to the exercise of stock options was allocated to additional paid-in capital in 1997 and 1996, respectively.

(5) SHAREHOLDERS' EQUITY:

Increase in Authorized Shares and Designation of Preferred Class of Stock:

In March 1997, the shareholders approved an increase in authorized shares of capital stock from 20,000,000 shares to 25,000,000 shares and reservation of 5,000,000 of such shares as undesignated shares of preferred stock, having such rights, preferences and designations as determined by the Board of Directors. As a result, the Company's authorized capital stock consists of 20,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

Stock Repurchase Plan:

In August 1997, the Company's Board of Directors adopted a stock repurchase plan
and authorized the purchase of up to 500,000 shares of its common stock.   In
the year ended October 31, 1997, the Company repurchased 36,900 shares of common stock.

Warrants:

During 1995, in connection with a public offering of its common shares, the Company issued the underwriter of the offering warrants to purchase 90,000 shares of common stock at an exercise price of $16.375 per share. These warrants became exercisable in September 1996 and will remain exercisable until 1999.

Under the agreement governing the Company's spin-off of Vital Images, Vital Images is required to assume its respective obligations represented by such underwriter warrants and to issue 45,000 shares of its common stock upon the exercise thereof, based upon the spin-off distribution ratio of one share of Vital Images common stock for each two shares of Bio-Vascular common stock. In exchange, the spin-off agreement provides that Vital Images will receive a proportionate share of the exercise price set by the terms of the agreement. Accordingly, upon exercise of the warrants, Bio-Vascular will receive proceeds of $13.0823 per share and Vital Images will receive proceeds of $3.2927 per share.

Shareholder Rights Plan:

In June 1996, the Company's Board of Directors declared a dividend distribution of one Common Stock purchase right (a Right) for each outstanding share of the Company's common stock on July 15, 1996. The Company also entered into a Rights Agreement governing the terms of the Rights, and each share of Common Stock issued subsequent to July 15, 1996, has been issued with an attached Right pursuant to the terms of the Rights Agreement.

Upon exercise, each Right entitles the holder thereof to purchase one-tenth of a share of Common Stock at a purchase price currently set at $6.00 per share, subject to adjustment to reflect the value of the Company following the spin-off of Vital Images, Inc. Upon the occurrence of certain events in connection with:
(i) a person or group acquiring 15% or more of the Company's outstanding Common Stock; (ii) a third party announcing an offer to purchase a 15% or greater stake in the Company; or (iii) the Board of Directors declaring a person to be an "adverse person" based upon such person being a holder of 10% or more of the Company's outstanding stock and the

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
------------------------------------------------------------------------

Board's belief that such person's shares were acquired for short-term financial gain or that the shareholder might otherwise adversely affect the Company's business or prospects, the Rights become exercisable and entitle each holder thereof (other than the acquiring person or "adverse person") to purchase, for a price equal to ten times the then-current purchase price of the Right, shares of Common Stock (or other securities of the Company) or equity securities of the acquiring company, as the case may be, having a market value equal to twenty times the then-current purchase price of the Right. In general, the Company is entitled to redeem the Rights in whole at a price of $.001 per Right (payable in cash, stock or other consideration deemed appropriate by the Board of Directors) prior to the first to occur of any such set of events. Each Right will expire on June 11, 2006, if not previously redeemed or exercised.

Restricted Stock:

Under certain compensation agreements, an arrangement which provides for awards of restricted common stock to key management was adopted in 1992. These awards of restricted common stock are subject to forfeiture if employment terminates prior to the end of the prescribed periods. Vesting periods range from three to four years.

The market value of the shares at the time of grant is recorded as unearned restricted stock. The unearned amount is amortized to compensation expense over the periods during which the restrictions lapse. As part of these same compensation agreements, the Company agreed to buy back the number of shares which would allow the employees to meet their income tax obligations arising from the non-cash compensation related to the earned restricted shares. Unearned restricted stock granted to employees is summarized as follows:

                           UNEARNED RESTRICTED STOCK     MARKET VALUE
                              BALANCE       SHARES         AT GRANT
                            ----------     --------     --------------
Balance October 31, 1994... $  112,818      35,204      $3.25 -- $3.44

Granted....................    430,809      78,748       4.75 -- 14.50
Earned.....................   (144,101)    (33,887)      3.25 -- 14.50
Canceled/Forfeited.........    (16,800)     (3,537)      4.75
                            ----------     -------
Balance October 31, 1995...    382,726      76,528       3.25 -- 14.50

Granted....................    131,414      11,868       8.63 -- 14.00
Earned.....................   (172,463)    (35,061)      8.25 -- 14.50
Canceled/Forfeited.........    (30,905)     (4,002)      4.75 -- 14.00
                            ----------     -------

Balance October 31, 1996...    310,772      49,333       3.25 -- 14.50

Granted....................    220,064      46,545       4.25 --  6.50
Earned.....................   (134,021)    (27,101)      3.25 -- 14.50
Canceled/Forfeited.........   (108,997)    (13,705)      4.75 -- 14.50
                            ----------     -------

Balance October 31, 1997... $  287,818      55,072      $4.25 --$14.00
                            ==========     =======

Shares of common stock have also been awarded to certain medical professionals as compensation for services provided in the Company's product development activities. These awards vest in accordance with the service agreement and totaled 36,000, 1,000, and 21,000 shares in 1997, 1996, and 1995, respectively.

The weighted average market value at grant date for restricted stock awards was $ 4.41, $ 11.02 and $ 5.21 for 1997, 1996 and 1995, respectively.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
------------------------------------------------------------------------

Stock Option Plans:

The Company has two stock option plans: the 1995 Stock Incentive Plan (the "1995 Plan") and a Directors' Stock Option ("DSO") Plan.

Options have been granted pursuant to the two stock option plans as well as certain non-plan options granted to consultants, officers and directors of the Company. Plan options are exercisable over periods of up to ten years from the date of grant. Common shares of 190,796 remain available for issuance under the Company's stock option plans. Plan options outstanding at October 31, 1997 include performance option awards for up to 25,000 shares, assuming maximum performance payout. The actual number of performance options awarded may vary depending on the degree to which the performance objectives are met. The Company has reserved and granted 371,720 shares of common stock for issuance in connection with non-plan options, which are exercisable over periods of up to seven years from the date of grant. The difference between the estimated market value and the exercise price for certain option grants was recorded as unearned compensation and is being amortized on a straight-line basis over the vesting period of the related options.

A summary of the status of the Company's stock options for the years ended October 31is as follows:

                                                 1997                    1996                   1995
                                        ----------------------   --------------------  ----------------------
                                                      WEIGHTED               WEIGHTED                WEIGHTED
                                                      AVERAGE                AVERAGE                 AVERAGE
                                                      EXERCISE               EXERCISE                EXERCISE
                                          SHARES       PRICE      SHARES       PRICE    SHARES        PRICE
                                        ----------   ---------   ----------  --------  ----------   ---------
Outstanding at beginning of
  year................................   1,148,764     $5.60     1,014,263    $ 3.97      889,850     $2.78

Granted...............................     419,262      5.16       267,108     10.44      485,297      5.34
Exercised.............................     (48,236)     3.23       (82,744)     2.59     (197,400)     2.01
Canceled..............................    (214,684)     5.20       (49,863)     8.38     (163,484)     3.23
                                         ---------               ---------              ---------

Outstanding at end of year............   1,305,106      5.43     1,148,764      5.60    1,014,263      3.97
                                         =========               =========              =========

Options exercisable at end of
  year................................     794,743     $4.98       692,623    $ 4.26      589,803     $3.21
                                         =========               =========              =========

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
------------------------------------------------------------------------



The following table summarizes information about stock options outstanding at October 31, 1997:

                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                      --------------------------------------------  -----------------------
                                                        Weighted
                                                        Average                    Weighted
                       Number of       Weighted        Remaining      Number of    Average
                        Options        Average        Contractual      Options     Exercise
    Range of Prices   Outstanding   Exercise Price    Life (Years)   Exercisable    Price
    ---------------   -----------   --------------    ------------   -----------   --------
     $ 1.87--$4.25        394,450           $ 3.28           4.49        315,981     $ 3.06
     $ 4.38--$6.24        556,399             4.78           5.43        310,698       4.85
     $ 6.64--$9.03        310,198             8.51           6.90        143,576       8.47
     $9.53--$12.21         44,059            11.04           5.34         24,488      10.96
                        ---------                                        -------
     $1.87--$12.21      1,305,106           $ 5.43           5.49        794,743     $ 4.98
                        =========                                        =======

New Accounting Standard:
In 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, which encourages, but does not require companies to recognize compensation cost for stock-based compensation plans over the vesting period based upon the fair value of awards at the date of grant. SFAS No. 123 allows the alternative use of the intrinsic value method as prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. As permitted, the Company will continue to apply APB No. 25, and related Interpretations in accounting for its employee stock-based compensation.

For the year ended October 31, compensation expense recorded for stock based compensation awards (restricted stock and stock options) was as follows:

                                             1997       1996       1995
                                           --------   --------   --------
Employee.................................  $149,608   $210,836   $186,226
Non-employee.............................    62,759     49,125     28,500
                                           --------   --------   --------
Total stock-based compensation expense...  $212,367   $259,961   $214,726
                                           ========   ========   ========

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
------------------------------------------------------------------------

Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            1997          1996
                                        ------------  ------------
Net Loss.................  As Reported  $(1,523,613)  $(1,177,641)
        .................  Pro forma     (4,634,523)   (2,252,420)
Loss Per Share...........  As Reported         (.16)         (.12)
              ...........  Pro forma           (.49)         (.24)

The pro forma information includes stock options granted and purchases under the Employee Stock Purchase Plan (ESPP) in 1997 and 1996. Additionally, the 1997 pro forma information reflects the impact of the modification, occurring as part of the spin-off of Vital Images, of stock options and other stock based awards granted in years prior to 1997. The 1997 pro forma loss would have been significantly lower had the Company recorded in years prior to 1997, pro forma compensation costs associated with stock options and other stock based awards in the year of grant. Such pro forma compensation costs were not required prior to the implementation of SFAS No. 123.

The weighted average fair value per option granted during 1997 and 1996 was $2.18 and $3.60 for the ESPP and $2.99 and $8.38 for all other options, respectively. The weighted average fair value was calculated by using the fair value of each option on the date of grant. The fair value of the ESPP options was based on the 15 percent purchase discount. The fair value of all other options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996:

                                 1997        1996
                              ----------  ----------
Expected Option Term......... 4.2 years   6.6 years
Expected Volatility Factor...       72%         69%
Expected Dividend Yield......        0%          0%
Risk-Free Interest Rate......     6.33%       6.02%

(6) COMMITMENTS:

Operating Lease:

The Company has a noncancellable operating lease related to its office and production facility which expires in July 2005. Total annual base rent expense for this lease is $255,441. The Company also pays apportioned real estate taxes
and common costs on its leased facilities.   Total rent expense was $293,059,
$296,486 and  $154,622  for the years ended October 31, 1997, 1996 and 1995, respectively.

Future minimum payments at October 31, 1997 are payable in the amount of $255,441 each year for 1998 through 2002 and total $702,480 thereafter.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
------------------------------------------------------------------------


Royalties:

In connection with the acquisition of product licenses and product manufacturing rights, the Company is obligated for the payment of royalties as follows:

  - 5% on net sales of Peri-Strips and Peri-Strips Dry until the expiration of the related patents.

  - 2.5% of net sales of the Biograft through 1998.

  - 3% of net sales of the Bio-Vascular Probe through 2001.

Royalty expense was approximately $191,000, $291,000 and $393,000 for the years ended October 31, 1997, 1996, and 1995, respectively, and is included in cost of revenue.

(7) RELATED PARTY TRANSACTIONS:

In October 1997, the Company entered into a distribution agreement with Scanlan International, Inc., a medical and surgical products distributor. A Director of the Company is President and Chief Executive Officer of the Scanlan Group of Companies, the parent company of Scanlan International. The agreement grants Scanlan International the exclusive right, acting as a sales representative of Bio-Vascular, to solicit orders, work with distributors and market listed products within Latin America until October 31, 2000 subject to annual renewal thereafter. Scanlan International will receive a commission of 20% on net sales to Latin America during the term of the agreement. For the year ended October 31, 1997, there was no sales activity resulting from this agreement.

(8)  EMPLOYEE BENEFIT PLANS:

Salary Reduction Plan:

The Company sponsors a salary reduction plan established on January 1, 1991, which qualifies under Section 401(k) of the Internal Revenue Code. Employee contributions are limited to 15% of their annual compensation, subject to annual limitations. At the discretion of the Board of Directors, the Company may make matching contributions equal to a percentage of the salary reduction or other discretionary amount. The Company has made no contributions to the plan since its inception.

Employee Stock Purchase Plan:

The Company sponsors an Employee Stock Purchase Plan under which 300,000 shares of common stock were reserved for future issuance. The Plan was established to enable employees of the Company to invest in Company stock through payroll deduction. Options are granted to employees to purchase shares of stock at 85 percent of market value. There were 9,190 and 5,715 shares purchased through the Plan in 1997 and 1996, respectively.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--(Continued)
------------------------------------------------------------------------


(9)   MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

                                                            PERCENTAGE
                                                     -------------------------
                                    SIGNIFICANT                      ACCOUNTS
                                      CUSTOMER        GROSS SALES   RECEIVABLE
                                   --------------    ------------  -----------
Year ended October 31, 1997......  Futuretech             19%          20%
                                   Life Systems           14%          13%
                                   Cardio Medical         11%          10%

Year ended October 31, 1996......  Futuretech             18%          21%
                                   Life Systems           15%          16%
                                   Cardio Medical         12%          14%

Year ended October 31, 1995......  Futuretech             19%          20%
                                   Life Systems           16%          19%
                                   Cardio Medical         11%          14%


International net revenues amounted to 24%, 22%, and 17% of total revenues for 1997, 1996 and 1995, respectively. Substantially all of the Company's international revenues are negotiated, invoiced and paid in U.S. dollars. Gross export revenues by significant geographic area are summarized as follows:

                               1997         1996         1995
                            ----------   ----------   ----------
Europe and Middle East...   $1,412,675   $1,371,867   $1,102,720
Asia and Pacific Region..      666,201      623,884      521,642

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


Our report on the financial statements of Bio-Vascular, Inc. is included on page 35 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 30 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                    COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
December 9, 1997

                                  SCHEDULE II

------------------------------------------------------------------------------------------
BIO-VASCULAR, INC.
VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------------------
                                       Balance at     Charged to                  Balance
                                       beginning       cost and                  at end of
Description                            of period       expenses     Deductions     period
------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended October 31, 1997              $21,400             -               -     $21,400

Year ended October 31, 1996               20,000        36,592          35,192      21,400

Year ended October 31, 1995               30,000        (1,901)          8,099      20,000


------------------------------------------------------------------------------------------
                                       Balance at     Charged to                  Balance
                                       beginning       cost and                  at end of
Description                            of period       expenses     Deductions     period
------------------------------------------------------------------------------------------
Reserve for obsolete inventories:

Year ended October 31, 1997             $368,000       $116,031      $111,031     $373,000

Year ended October 31, 1996               46,000        354,822        32,822      368,000

Year ended October 31, 1995               10,000        176,568       140,568       46,000
------------------------------------------------------------------------------------------


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIO-VASCULAR, INC.


                                       By  /s/ M. Karen Gilles
                                          --------------------------------
                                          M. Karen Gilles, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)

                                       Dated:   December 23, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 23, 1997 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ M. Karen Gilles
----------------------------------
M. Karen Gilles
  President, Chief Executive Officer and Director


/s/ Connie L. Magnuson
----------------------------------
Connie L. Magnuson
  Vice President of Finance and Chief Financial Officer
  (Principal Financial and Accounting Officer)


/s/ James F. Lyons
----------------------------------
James F. Lyons
  Chairman, Board of Directors


/s/ Richard W. Perkins
----------------------------------
Richard W. Perkins, Director


/s/ Anton R. Potami
----------------------------------
Anton R. Potami, Director


/s/ Timothy M. Scanlan
----------------------------------
Timothy M. Scanlan, Director


/s/ Edward E. Strickland
----------------------------------
Edward E. Strickland, Director

BI0-VASCULAR, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 1997
-------------------------------------------------------------------------------


   3.1 Restated Articles of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File
        No. 0-13907)).

   3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No.33-74750)).

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

   4.3  Restated Articles of Incorporation of the Company, as amended (see
        Exhibit 3.1).

   4.4  Amended and Restated Bylaws of the Company (see Exhibit 3.2).

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

BI0-VASCULAR, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 1997
-------------------------------------------------------------------------------

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

 10.14  1988 Stock Option Plan, as amended, (incorporated by reference to
        Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No. 0-13907)).

 10.15 1990 Management Incentive Stock Option Adjustment Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-13907)).

 10.16  1992 Stock Option Adjustment Plan (incorporated by reference to Exhibit
        10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-13907)).

 10.17  1995 Stock Incentive Plan, as amended (incorporated by reference to
        Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1997 (File No. 0-139070)).

 10.18 Employee Stock Purchase Plan, as amended (filed herewith electronically).

BIO-VASCULAR, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 1997
-------------------------------------------------------------------------------

 10.19 Employment letter dated November 28, 1994, as amended January 2, 1995, between the Company and Mr. Stephenson (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

 10.20 Severance agreement dated June 30, 1997 between the Company and Mr. Karcanes (filed herewith electronically).

 10.21 Form of Change in Control Agreement entered into between the Company and each of Ms. Gilles, Mr. Schankereli and Mr. Stephenson (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

 10.22 Lease Agreement effective August 1, 1995 between the Company and CMS Investors, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

 10.23 Purchase and Sale Agreement dated December 1, 1995 among the Company, Bioplasty, Inc. and Uroplasty, Inc. (incorporated by reference to
        Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

 10.24 License Agreement dated December 1, 1995 between the Company and Uroplasty, Inc. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

 10.25 Assignment of U.S. Patent dated December 1, 1995 among the Company, Bioplasty, Inc. and Uroplasty, Inc. (incorporated by reference to
        Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

 21.1   List of Subsidiaries of the Company (filed herewith electronically).

 23.1   Consent of Coopers & Lybrand L.L.P. (filed herewith electronically).

 27.1 Financial Data Schedule for the year ended October 31, 1997 (filed herewith electronically).