Form 10-Q
period 1998-01-31
BIO VASCULAR INC
filed 1998-03-12
CIK 780127

 ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 ------------------------------------------------------------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
                  For quarterly period ended January 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

On February 28, 1998, there were 9,355,972 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.   FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
CONDENSED BALANCE SHEETS
AS OF JANUARY 31, 1998 AND OCTOBER 31, 1997
--------------------------------------------------------------------------------

                                                                   January 31,     October 31,
                                                                      1998            1997
                                                                  ------------    ------------
                                                                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents .....................................   $  1,560,184    $  6,766,687
Marketable securities, short-term .............................     10,159,651       7,229,934
Accounts receivable, net ......................................      1,792,001       1,846,519
Inventories ...................................................      1,686,142       1,619,395
Deferred income taxes .........................................        177,254         144,549
Other .........................................................        711,872         480,955
                                                                  ------------    ------------
   Total current assets .......................................     16,087,104      18,088,039

Equipment and leasehold improvements, net .....................      1,725,529       1,670,446
Intangible assets, net ........................................        950,760       1,003,251
Marketable securities, long-term ..............................      4,754,521       3,989,896
Deferred income taxes .........................................        484,676         382,819
                                                                  ------------    ------------
   Total Assets ...............................................   $ 24,002,590    $ 25,134,451
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable ..............................................   $    641,001    $    616,941
Accrued expenses ..............................................        505,329         565,275
                                                                  ------------    ------------
   Total current liabilities ..................................      1,146,330       1,182,216
                                                                  ------------    ------------

Shareholders' Equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
  none issued or outstanding at January 31, 1998 and
  October 31, 1997 ............................................           --              --
Common stock: authorized 20,000,000 shares of $.01 par value;
  issued and outstanding, 9,361,937 at January 31, 1998 and
  9,563,609 at October 31, 1997 ...............................         93,619          95,636
Additional paid-in capital ....................................     28,865,376      29,664,715
Unearned compensation .........................................       (538,059)       (447,254)
Unrealized marketable securities holding gain .................          2,389           1,288
Accumulated deficit ...........................................     (5,567,065)     (5,362,150)
                                                                  ------------    ------------
   Total shareholders' equity .................................     22,856,260      23,952,235
                                                                  ------------    ------------
   Total Liabilities and Shareholders' Equity .................   $ 24,002,590    $ 25,134,451
                                                                  ============    ============


The accompanying notes are an integral part of the interim unaudited financial statements.

BIO-VASCULAR, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                      January 31,
                                                                      (unaudited)
                                                                   1998          1997
                                                               -----------    -----------
Net revenue ................................................   $ 2,462,554    $ 2,325,442
Cost of revenue ............................................     1,038,220      1,004,040
                                                               -----------    -----------
Gross margin ...............................................     1,424,334      1,321,402

Operating expenses:
Selling, general, and administrative .......................     1,512,768      1,176,180
Research and development ...................................       464,867        213,684
                                                               -----------    -----------

Operating loss .............................................      (553,301)       (68,462)
Other income, net ..........................................       245,820        282,020
                                                               -----------    -----------

Income (loss) from continuing operations before income taxes      (307,481)       213,558

Provision for (benefit from) income taxes ..................      (102,566)        89,000
                                                               -----------    -----------

Income (loss) from continuing operations ...................      (204,915)       124,558

Loss from operations of discontinued business, net of income
   tax benefit .............................................          --             --
                                                               -----------    -----------

Net income (loss) ..........................................   $  (204,915)   $   124,558
                                                               ===========    ===========

Basic and diluted earnings per share:
Continuing operations ......................................   $      (.02)   $       .01
Discontinued operations ....................................           --            --
                                                               -----------    -----------
Net income (loss) ..........................................   $      (.02)   $       .01
                                                               ===========    ===========

The accompanying notes are an integral part of the interim unaudited financial statements.

BIO-VASCULAR, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                          Three Months Ended
                                                             January 31,
                                                             (unaudited)
                                                         1998           1997
                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES .....................................  $  (412,764)   $   228,317
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements ............     (151,958)      (238,478)
Purchase of  intangibles ..........................      (12,823)       (29,235)
Investments in marketable securities ..............   (5,687,293)          --
Maturities of marketable securities ...............    2,000,000           --
Discontinued operations, net ......................         --       (1,845,788)
                                                     -----------    -----------

Net cash used in investing activities .............   (3,852,074)    (2,113,501)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to stock options, employee
  stock purchase plan
  and restricted stock ............................       20,872        115,575
Purchase of common stock ..........................     (962,537)          --
                                                     -----------    -----------

Net cash provided by (used in) financing activities     (941,665)       115,575
                                                     -----------    -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS .........   (5,206,503)    (1,769,609)
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD .........................................    6,766,687      5,736,650
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........  $ 1,560,184    $ 3,967,041
                                                     ===========    ===========


The accompanying notes are an integral part of the interim unaudited financial statements.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Bio-Vascular, Inc. ("Bio-Vascular" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the three months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and in the Form 10-K for the year ended October 31, 1997.


(2)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                          January 31,     October 31,
                                             1998             1997
                                          -----------    -----------
Inventories:
Raw materials and supplies ............   $   644,524    $   580,354
Work-in-process .......................       346,213        405,736
Finished goods ........................     1,073,976      1,006,305
Less reserve for inventory obsolescence      (378,570)      (373,000)
                                          -----------    -----------
                                          $ 1,686,142    $ 1,619,395
                                          ===========    ===========

Condensed Statements of Cash Flows:

In August 1997, the Company's Board of Directors adopted a stock repurchase plan (the "Plan") and authorized the purchase of up to 500,000 shares of its common stock. During the first quarter of 1998, the Company repurchased 245,100 shares of its common stock bringing the total common stock repurchased to 282,000 shares since the inception of the Plan.

In conjunction with the May 1997 spin-off of Vital Images, net cash used by Discontinued Operations during the first quarter of 1997 represents cash contributed by the Company to Vital Images in accordance with the Distribution Agreement and related transaction costs.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED
--------------------------------------------------------------------------------

(3) EARNINGS PER SHARE:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, during the quarter ended January 31, 1998. As required by this Statement, earnings per share of prior periods are presented in accordance with the provisions of SFAS No. 128. There are no significant reconciling items between net income (loss) as presented in the statement of operations and net income (loss) available to common stockholders used in the calculation of earnings per share. The following table sets forth the computation of basic and diluted earnings per share:


                                                     Three Months Ended
                                                         January 31,
                                                         (Unaudited)
                                                      1998           1997
                                                  -----------    -----------
Numerator:
Net income (loss) .............................   $  (204,915)   $   124,558
                                                  ===========    ===========
Denominator:
Denominator for basic earnings per share-
   weighted-average shares ....................     9,401,963      9,487,299
                                                  -----------    -----------
Effect of dilutive securities:
Shares associated with deferred compensation ..          --           45,569
Shares associated with option plans ...........          --          296,273
                                                  -----------    -----------
Dilutive potential common shares ..............          --          341,842
                                                  -----------    -----------
Denominator for diluted earnings per share-
   adjusted weighted-average shares and assumed
   conversions ................................     9,401,963      9,829,141
                                                  ===========    ===========
Basic and diluted earnings per share:
Continuing operations .........................   $      (.02)   $       .01
Discontinued operations .......................          --             --
                                                  -----------    -----------
Net income (loss) .............................   $      (.02)   $       .01
                                                  ===========    ===========


Options to purchase 1,200,427 and 465,757 shares of common stock were outstanding during the first quarter of fiscal 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Had the Company not incurred a loss during the first quarter of 1998 the denominator in the computation of diluted earnings per share would have additionally been increased by 154,786 potentially dilutive common shares related to deferred compensation and option plans.

BIO-VASCULAR, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED
--------------------------------------------------------------------------------

(4) MAJOR CUSTOMERS AND SALES BY GEOGRAPHIC AREA:

International net revenues amounted to 20% and 21% of total net revenues for the three month periods ended January 31, 1998 and 1997, respectively. Substantially all of the Company's international revenues are negotiated, invoiced and paid in U.S. dollars. The following tables summarize significant customers and international revenues by geographic area:

                                                        PERCENTAGE   PERCENTAGE
                                      SIGNIFICANT           OF       OF ACCOUNTS
                                       CUSTOMER         GROSS SALES  RECEIVABLE
                                      -----------       -----------  -----------
Period ended January 31, 1998 ......Futuretech               19%        15%
                                    Life Systems             13%        10%
                                    Cardio Medical           14%        12%
                                    Pacific West Medical      9%        13%

Period ended January 31, 1997 ......Futuretech               19%        16%
                                    Life Systems             15%        13%
                                    Cardio Medical           12%        13%
                                    Pacific West Medical      7%        12%


                                                         Three Months Ended
                                                             January 31,
                                                        1998              1997
                                                      --------          --------
Europe and Middle East .....................          $331,063          $331,671
Asia and Pacific Region ....................           109,154           143,190

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

Net revenue for the quarter was up 6% over the same quarter in 1997 due to continued revenue growth from the Company's core TISSUE-GUARD(TM) product line. This was the second consecutive quarter in which net revenues were higher than in the comparabLE quarter since the government's January 1996 non-coverage decision on lung volume reduction surgery ("LVRS"). Revenues from the TISSUE-GUARD product line, excluding PERI-STRIPS(R), were up 22% over the first quarter of 1997. Most of this increase came froM DURA-GUARD(R), the product used to repair openings in the covering of the brain and spinal cord, which gained 34% and now represents over one-half of the TISSUE-GUARD product line net revenues, exclusive of PERI-STRIPS. VASCU-GUARD(R) also had revenue increases of 52% over the respective prior year quarter.

Aggregate revenues from PERI-STRIPS and PERI-STRIPS DRY(TM) were up $17,000, or 2%, from the first quarter of 1997. This improvement primarily from domestic revenues occurred absent any revenues from surgical centers participating in the National Emphysema Treatment Trial ("NETT") which as of the date of this report is still in the early stages of patient enrollment with only one surgery having been performed. The Company had expected surgeries would commence under the study at the earliest in January 1998.

In February 1998, the Japanese Ministry of Health and Welfare approved the Company's application for National Health Insurance reimbursement of PERI-STRIPS when used to buttress the surgical staple line in LVRS. This is an important market for the Company and one that it has worked with the Japanese government for more than a year to open. The Company believes the Japanese market is important to its international growth strategy. The Company expects to see increased PERI-STRIPS revenue from Japan starting in the second quarter.

The Company has experienced excellent acceptance of its PERI-STRIPS DRY product, introduced last July, with over one-half of this quarter's combined PERI-STRIPS sales coming from the PERI-STRIPS DRY product. The Company believes that PERI-STRIPS DRY, an advanced version of PERI-STRIPS, provides significant advantages for thorascopic surgical procedures over the original PERI-STRIPS "sleeve" design. Extraction of the sutured sleeve backing, that was part of the original design, was found to be cumbersome during a thorascopic procedure. PERI-STRIPS DRY eliminates the need to extract the sutured sleeve backing. A specially formulated PSD GEL(TM) adheres the PERI-STRIPS DRY strip to the surgical stapler. In the U.S., PERI-STRIPS DRY is expected to ultimately replace the original PERI-STRIPS sleeve configuration for thorascopic procedures.

OCU-GUARD(TM), the newest member of the TISSUE-GUARD product line was cleared to market by the U.S. Food and Drug Administration (the "FDA") in December 1997. The Company also received the European Medical Directive "CE" mark authority with respect to OCU-GUARD. Devices with the CE mark may be marketed freely throughout the 15-country European Union and the European Free Trade Association. The Company generated its first sales from OCU-GUARD in February 1998. OCU-GUARD is made from the Company's SUPPLE PERI-GUARD(R) tissue and is intended to be used by ophthalmic surgeons to wrap ophthalmic orbital implants following enucleation surgery. Wrapping the orbital implant decreases the likelihood of exposure of the orbital implant and allows for attachment of eye muscles to the implant, providing the implant with tracking capabilities. The majority of the estimated 12,000 to 15,000 procedures performed annually in the United States require the use of a wrapping material. Currently, the most commonly used wrapping material is cadaver sclera. OCU-GUARD represents another successful step in the Company's strategy to identify markets for its tissue and develop a product that meets surgeons' needs.

The Company also expects to receive marketing clearance from the FDA for its CV PERI-Guard(TM) product by the end of the second quarter. CV PERI-GUARD is made from the Company's PERI-GUARD(R) tissue and will be part of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

the TISSUE-GUARD product line. CV PERI-GUARD is expected to have indications for use as an adult intra-cardiac patch for use in procedures such as septal defect repair, valve repair and aneurysm repair.

RESULTS OF CONTINUING OPERATIONS

           COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 1998 WITH
                     THE THREE MONTHS ENDED JANUARY 31, 1997

Net revenue was $2,463,000 for the 1998 quarter up from $2,325,000 for the 1997 quarter, primarily as a result of the increase in revenue from TISSUE-GUARD sales, excluding PERI-STRIPS and PERI-STRIPS DRY. Revenue from sales of TISSUE-GUARD products, DURA-GUARD, VASCU-GUARD, SUPPLE PERI-GUARD and PERI-GUARD, increased $179,000, or 22%, to $980,000 from $801,000. Aggregate revenue from PERI-STRIPS and PERI-STRIPS DRY increased $17,000, or 2%, to $779,000 in the 1998 quarter from $762,000 in the 1997 quarter. BIOGRAFT(R) revenue decreased by $28,000, or 14%, comparing the 1998 and 1997 quarters, continuing a trend representative of the late stage of this product's life cycle. Revenue from sales of surgical productivity tools (FLO-RESTER(R) and the BIO-VASCULAR PROBE(R)) decreased $31,000, or 6%, to $527,000 from $558,000. The Company believes that the decrease in surgical productivity tool revenues is not considered indicative of a sales trend, but rather reflects the uneven sales pattern of these products.

The gross margin percentage was 58% in the 1998 quarter and 57% in the 1997 quarter. During fiscal 1997, the gross margin percentages declined through the quarters, primarily due to decreases in the production volume in response to decreases in demand for PERI-STRIPS as a result of the LVRS non-coverage decision. It is expected that the gross margin percentage will increase slightly during the 1998 year from its first quarter level. This forward-looking statement will be influenced primarily by the accuracy of the Company's current estimates of product costs, product mix and production volume, and would be impacted by significant increases or decreases in actual results as compared to these estimates.

Selling, general and administrative expense increased $337,000, or 29%, to $1,513,000 from $1,176,000. The general and administrative expense increase accounted for $237,000, or a 38% increase as compared to first quarter 1997. This increase is primarily due to increased spending on product development management and regulatory and clinical affairs. Selling expense increased $100,000, or 18% primarily due to increased compensation, travel and convention costs.

Research and development ("R&D") expense increased $251,000, or 118%, to $465,000 from $214,000 in the 1997 quarter. The Company has several projects under development. R&D expense is expected to increase as these and other projects continue to progress. This forward-looking statement will be influenced primarily by the number of projects, the related R&D personnel requirements, the development path and success of each project, the expected costs, and the timing of these costs.

Operations had a loss in the 1998 quarter of $553,000 compared to a loss of $68,000 in the 1997 quarter. Other income, primarily interest income, was $246,000 and $282,000 in the 1998 and 1997 quarters, respectively. As a result, operations had a loss before income taxes in the 1998 quarter of $307,000 as compared to income before income taxes in the 1997 quarter of $214,000.

The Company recorded a benefit from income taxes of $103,000 for the 1998 quarter as compared to a provision

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

for income taxes of $89,000 in the 1997 quarter. The net loss was $205,000, or $.02 per share for the 1998 quarter. The 1997 quarter had net income of $124,000, or $.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended January 31, 1998, continuing operations used $413,000 of cash as compared to $228,000 of net cash provided in the same period in 1997. Cash was used by continuing operations, in the first quarter of fiscal 1998, due to increases in prepaid expenses, non-trade receivables, inventory and decreases in accrued expenses. These cash uses were partially offset by non-cash expenses and decreases in accounts receivable.

The Company invested $152,000 in equipment and leasehold improvements primarily related to new manufacturing capacity related to PERI-STRIPS DRY. Financing activities used $942,000 and primarily represents cash used to repurchase shares of the Company's common stock . The Company announced in August 1997 its intention to repurchase up to 500,000 shares of its common stock. Such purchases will continue to be made in the open market from time-to-time as price opportunities arise.

The Company has cash and investments totaling $16,474,000 at January 31, 1998. The Company believes its existing cash and investments will be sufficient to satisfy its cash requirements for the foreseeable future.

NEW ACCOUNTING STANDARDS

In June 1997, SFAS No. 130 (SFAS 130) , COMPREHENSIVE INCOME, was issued by the Financial Accounting Standards Board. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. Also issued in June 1997 was SFAS No. 131 (SFAS 131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes new standards for the way public business enterprises report information about operating segments. The Company must adopt SFAS 130 and SFAS 131 in fiscal year 1999. Management is currently evaluating the effect of these changes on its financial reporting.

CERTAIN IMPORTANT FACTORS

This Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "continue" or comparable terminology are intended forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the availability of third party reimbursement, the extent to which the Company's products gain market acceptance, litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, the progress of product development and clinical studies, and the receipt and timing of regulatory approvals, among others.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 13.

(b) FORM 8-K. No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        BIO-VASCULAR, INC.


Dated:   March 12, 1998.                /S/ CONNIE L. MAGNUSON
                                        ----------------------------------
                                        Connie L. Magnuson
                                        Vice - President Finance and Chief
                                        Financial Officer
                                        (Principal Financial Officer)

BIO-VASCULAR, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

10.1 Form of Change in Control Agreement entered into between the Company and each of Mr. Donald E. Gardner, Ms. Connie L. Magnuson and Mr. Thomas J. Pepin dated January 12, 1998 and Mr. David Buche dated January 29, 1998. (Filed herewith electronically.)

27.1 Financial Data Schedule for the three month period ended January 31, 1998. (Filed herewith electronically.)