Form 10-Q
period 1998-04-30
BIO VASCULAR INC
filed 1998-06-04
CIK 780127

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For quarterly period ended April 30, 1998
                                       OR

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

On May 22, 1998, there were 8,979,210 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
CONDENSED BALANCE SHEETS
AS OF APRIL 30, 1998 AND OCTOBER 31, 1997
--------------------------------------------------------------------------------

                                                                   April 30,       October 31,
                                                                      1998            1997
                                                                  ------------    ------------
                                                                   (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents .....................................   $  1,419,910    $  6,766,687
Marketable securities, short-term .............................      9,177,641       7,229,934
Accounts receivable, net ......................................      1,898,332       1,846,519
Inventories ...................................................      1,781,536       1,619,395
Deferred income taxes .........................................        188,267         144,549
Other .........................................................        691,709         480,955
                                                                  ------------    ------------
    Total current assets ......................................     15,157,395      18,088,039

Equipment and leasehold improvements, net .....................      1,918,394       1,670,446
Intangible assets, net ........................................        907,138       1,003,251
Marketable securities, long-term ..............................      3,751,250       3,989,896
Deferred income taxes .........................................        521,380         382,819
                                                                  ------------    ------------
    Total assets ..............................................   $ 22,255,557    $ 25,134,451
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable ..............................................   $    694,901    $    616,941
Accrued expenses ..............................................        690,039         565,275
                                                                  ------------    ------------
    Total current liabilities .................................      1,384,940       1,182,216
                                                                  ------------    ------------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at April 30, 1998 and
    October 31, 1997 ..........................................           --              --
Common stock: authorized 20,000,000 shares of $.01 par value;
    8,979,210 issued and outstanding at April 30, 1998 and
    9,563,609 at October 31, 1997 .............................         89,792          95,636
Additional paid-in capital ....................................     27,011,340      29,664,715
Unearned compensation .........................................       (538,858)       (447,254)
Unrealized marketable securities holding gain (loss) ..........        (23,116)          1,288
Accumulated deficit ...........................................     (5,668,541)     (5,362,150)
                                                                  ------------    ------------
    Total shareholders' equity ................................     20,870,617      23,952,235
                                                                  ------------    ------------
    Total liabilities and shareholders' equity ................   $ 22,255,557    $ 25,134,451
                                                                  ============    ============

The accompanying notes are an integral part of the interim unaudited financial statements.

BIO-VASCULAR, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                               Three Months Ended             Six Months Ended
                                                   April 30,                      April 30,
                                                  (Unaudited)                    (Unaudited)

                                               1998           1997           1998            1997
                                            -----------    -----------    -----------    -----------
Net revenue .............................   $ 2,727,042    $ 2,481,038    $ 5,189,596    $ 4,806,479
Cost of revenue .........................     1,077,169      1,017,955      2,115,389      2,021,994
                                            -----------    -----------    -----------    -----------

Gross margin ............................     1,649,873      1,463,083      3,074,207      2,784,485

Operating expenses:
Selling, general, and administrative ....     1,655,072      1,336,616      3,167,840      2,512,796
Research and development ................       360,954        249,203        825,821        462,887
                                            -----------    -----------    -----------    -----------

Operating loss ..........................      (366,153)      (122,736)      (919,454)      (191,198)

Other income, net .......................       214,433        294,050        460,252        576,070
                                            -----------    -----------    -----------    -----------

Income (loss) from continuing operations
    before income taxes .................      (151,720)       171,314       (459,202)       384,872

Provision for (benefit from) income taxes       (50,243)        74,000       (152,809)       163,000
                                            -----------    -----------    -----------    -----------

Income (loss) from continuing operations       (101,477)        97,314       (306,393)       221,872

Loss on disposal of discontinued
    business, net of income taxes .......          --         (920,000)          --         (920,000)
                                            -----------    -----------    -----------    -----------

Net loss ................................   $  (101,477)   $  (822,686)   $  (306,393)   $  (698,128)
                                            ===========    ===========    ===========    ===========

Basic earnings per share:
Continuing operations ...................   $     (0.01)   $      0.01    $     (0.03)   $      0.02
Discontinued operations .................          --            (0.10)          --            (0.10)
                                            -----------    -----------    -----------    -----------
Net loss ................................   $     (0.01)   $     (0.09)   $     (0.03)   $     (0.07)
                                            ===========    ===========    ===========    ===========

Diluted earnings per share:
Continuing operations ...................   $     (0.01)   $      0.01    $     (0.03)   $      0.02
Discontinued operations .................          --            (0.09)          --            (0.09)
                                            -----------    -----------    -----------    -----------
Net loss ................................   $     (0.01)   $     (0.08)   $     (0.03)   $     (0.07)
                                            ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the interim unaudited financial statements.

BIO-VASCULAR, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                  Six Months Ended
                                                                     April 30,
                                                                    (Unaudited)

                                                                1998           1997
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) continuing operations .....   $  (303,553)   $ 1,193,252
Net cash used in discontinued operations .................          --       (1,860,920)
                                                             -----------    -----------

Net cash used in operating activities ....................      (303,553)      (667,668)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements ...................      (450,296)      (425,583)
Purchase of intangibles ..................................       (34,594)       (32,845)
Investments in marketable securities .....................    (7,689,168)    (3,000,000)
Maturities of marketable securities ......................     5,980,000      6,000,000
Discontinued operations, net .............................          --       (2,205,891)
                                                             -----------    -----------

Net cash provided by (used in) investing activities ......    (2,194,058)       335,681
                                                             -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to stock options, employee stock purchase
    plan and restricted stock ............................       144,936        233,746
Purchase of common stock .................................    (2,994,102)          --
                                                             -----------    -----------
Net cash provided by (used in) financing activities ......    (2,849,167)       233,746
                                                             -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ................    (5,346,777)       (98,241)
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD ...............................................     6,766,687      5,736,650
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $ 1,419,910    $ 5,638,409
                                                             ===========    ===========

The accompanying notes are an integral part of the interim unaudited financial statements.

BIO-VASCULAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements of Bio-Vascular, Inc. ("Bio-Vascular" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the six months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and in the Form 10-K for the year ended October 31, 1997.


(2)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:


                                           April 30,      October 31,
                                             1998            1997
                                          -----------    -----------
Inventories:
Raw materials and supplies ............   $   642,836    $   580,354
Work-in-process .......................       432,186        405,736
Finished goods ........................     1,106,834      1,006,305
Less reserve for inventory obsolescence      (400,320)      (373,000)
                                          -----------    -----------
                                          $ 1,781,536    $ 1,619,395
                                          ===========    ===========


Condensed Statements of Cash Flows:

In August 1997, the Company's Board of Directors adopted a stock repurchase plan (the "Plan") and authorized the purchase of up to 500,000 shares of its common stock. In March 1998, the Company's Board of Directors amended the Plan and authorized the repurchase of 500,000 additional shares for a total of 1,000,000 shares. During the second quarter of 1998, the Company repurchased 420,766 shares of its common stock bringing the total common stock repurchased to 702,766 shares since the inception of the Plan.

In conjunction with the May 1997 spin-off of Vital Images, net cash used by Discontinued Operations during the six month period ended April 30, 1997 represents cash contributed by the Company to Vital Images in accordance with the Distribution Agreement and related transaction costs.

BIO-VASCULAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

(3)  EARNINGS PER SHARE:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, during the first quarter of fiscal year 1998. As required by this Statement, earnings per share for prior periods are presented in accordance with the provisions of SFAS No. 128. There are no significant reconciling items between net income (loss) as presented in the statement of operations and net income (loss) available to common stockholders used in the calculation of earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended              Six Months Ended
                                                         April 30,                      April 30
                                                        (Unaudited)                   (Unaudited)
                                                    1998           1997            1998            1997
                                               -------------    -----------    -------------    -----------
Numerator:
Income (loss) from continuing operations ...   $    (101,477)   $    97,314    $    (306,393)   $   221,872
Loss on disposal of discontinued business ..            --         (920,000)            --         (920,000)
                                               -------------    -----------    -------------    -----------
Net loss ...................................   $    (101,477)   $  (822,686)   $    (306,393)   $  (698,128)
                                               =============    ===========    =============    ===========

Denominator:
Denominator for basic earnings per share -
   weighted-average shares .................       9,112,768      9,468,805        9,264,916      9,460,553

Effect of dilutive securities:
Shares associated with deferred compensation            --           42,584             --           40,497
Shares associated with option plans ........            --          217,159             --          265,887
                                               -------------    -----------    -------------    -----------
Dilutive potential common shares ...........            --          259,743             --          306,384
                                               -------------    -----------    -------------    -----------

Denominator for diluted earnings per share -
   adjusted weighted-average shares and
   assumed conversions .....................       9,112,768      9,728,548        9,264,916      9,766,937
                                               =============    ===========    =============    ===========

Basic earnings per share:
Continuing operations ......................   $       (0.01)   $      0.01    $       (0.03)   $      0.02
Discontinued operations ....................            --            (0.10)            --            (0.10)
                                               -------------    -----------    -------------    -----------
Net loss ...................................   $       (0.01)   $     (0.09)   $       (0.03)   $     (0.07)
                                               =============    ===========    =============    ===========

Diluted earnings per share:
Continuing operations ......................   $       (0.01)   $      0.01    $       (0.03)   $      0.02
Discontinued operations ....................            --            (0.09)            --            (0.09)
                                               -------------    -----------    -------------    -----------
Net loss ...................................   $       (0.01)   $     (0.08)   $       (0.03)   $     (0.07)
                                               =============    ===========    =============    ===========

BIO-VASCULAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

Options to purchase 508,577 and 514,733 shares of common stock were outstanding during the second quarter ended April 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the quarter and, therefore, the effect would be anti-dilutive. Had the Company not incurred a loss during the second quarter of 1998 the denominator in the computation of diluted earnings per share would have additionally been increased by 230,005 potentially dilutive common shares related to deferred compensation and option plans.

Options to purchase 884,734 and 482,486 shares of common stock were outstanding during the six months ended April 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive. Had the Company not incurred a loss for the six months ended April 30, 1998 the denominator in the computation of diluted earnings per share would have additionally been increased by 172,784 potentially dilutive common shares related to deferred compensation and option plans.


(4)  MAJOR CUSTOMERS AND SALES BY GEOGRAPHIC AREA:

International net revenues amounted to 25% and 23% of total net revenues for the six months ended April 30, 1998 and 1997, respectively. Substantially all of the Company's international revenues are negotiated, invoiced and paid in U.S. dollars. The following tables summarize significant customers and international revenues by geographic area:

                                                                   Percentage of
                                      Significant   Percentage of     Accounts
                                        Customer     Gross Sales     Receivable
                                      -----------   -------------  -------------
Period ended April 30, 1998 ..........      A             19%          13%
                                            B             13%          13%
                                            C             11%           7%

Period ended April 30, 1997 ..........      A             20%          17%
                                            B             15%          14%
                                            C             10%          11%


                                                         Six Months Ended
                                                             April 30,
                                                     1998                1997
                                                   --------            --------
Europe and Middle East..........................   $755,992            $650,966
Asia and Pacific Region.........................    405,077             337,057

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

Net revenue for the second quarter of 1998 increased 10% over the same 1997 quarter due to continued growth from the Company's core TISSUE-GUARD(TM) product line, including a significant increase in PERI-STRIPS(R). Revenues from the TISSUE-GUARD product line, excluding PERI-STRIPS increased $174,000, or 18%, over the second quarter of 1997. Most of this increase was from DURA-GUARD(R), which accounts for approximately one-half of all TISSUE-GUARD revenues. VASCU-GUARD(R) continues to experience excellent revenue growth, gaining 37% over the 1997 quarter.

OCU-GUARD, one of the newest members of the TISSUE-GUARD product line, was cleared to market by the U.S. Food and Drug Administration (the "FDA") in December 1997 and began to contribute revenue in the second quarter of 1998. OCU-GUARD is offered in both flat and preformed configurations. OCU-GUARD is made from the Company's SUPPLE PERI-GUARD(R) and is used by ophthalmic surgeons to wrap the ophthalmic implant following enucleation surgery. Wrapping the orbital implant decreases the likelihood of exposure of the orbital implant and allows for attachment of eye muscles to the implant, providing the implant with tracking capabilities. The majority of the estimated 12,000 - 15,000 procedures performed annually in the United States require the use of a wrapping material. Currently, the most commonly used wrapping material is cadaver sclera. OCU-GUARD represents another successful step in the Company's strategy to identify markets for its tissue.

PERI-STRIPS revenues were up $117,000, or 15%, as compared to the same quarter a year ago. The growth in PERI-STRIPS revenue is largely due to increased sales to Japan following the February reimbursement approval by the Japanese Ministry of Health and Welfare. PERI-STRIPS revenues were also impacted by the excellent acceptance of PERI-STRIPS DRY(TM) in Europe, increasing PERI-STRIPS revenues in this important market. Second quarter revenues reflect minimal activity from surgical centers participating in the National Emphysema Treatment Trial ("NETT"). The majority of surgeries expected to be conducted under the trial have yet to begin and the Company estimates that only five surgeries have been conducted under the trial through the date of this report. The Company now expects that some NETT surgeries will take place in the second half of fiscal 1998, with the majority of surgeries taking place in the Company's next fiscal year.

In addition to revenue growth, the quarter was also highlighted by new product developments. The Company received marketing clearance from the FDA for CV PERI-GUARD(TM) in April 1998. The first shipments of CV PERI-GUARD are expected to occur in the quarter beginning May 1998, however there can be no assurance that the product will be commercially successful. CV PERI-GUARD represents another addition to the TISSUE-GUARD product line. CV PERI-GUARD is made from the Company's PERI-GUARD(R) tissue and is intended to be used by cardiac surgeons as a reconstruction material for the repair of intra-cardiac defects, great vessels, septal defects and annulus, as well as intra-cardiac suture-line buttressing. The Company's clinical data indicates that PERI-GUARD has been used by surgeons as an effective intra-cardiac reconstruction material.

In May 1998, the Company filed a 510(k) application with the FDA for the FLO-THRU(TM) Intraluminal Shunt. The neW device, designed for use in coronary and peripheral vascular procedures, provides a blood-free stented operative site while also allowing blood to flow beyond the site. In cardiac "beating heart" procedures, blood flow beyond the distal point of the vessel is considered critical by surgeons. This is a single-use device that is removed just prior to the final suturing of the vessel. The Company believes that the FLO-THRU Intraluminal Shunt will be well received by the minimally invasive cardiac surgery market and expand the Company's offering of surgical productivity tools. Currently, the Company's surgical productivity tools include the FLO-RESTER(R) and the BIO-VASCULAR PROBE(R). FLO-RESTER products, in contrast to the FLO-THRU Intraluminal Shunt, are designed to interrupt blood flow at the operative site and are used during cardiac procedures where the heart is bypassed. Both the FLO-THRU Intraluminal Shunt and the FLO-RESTER facilitate surgeons' ability to suture vessels together during coronary and peripheral vascular procedures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

RESULTS OF CONTINUING OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 1998 WITH
THE THREE MONTHS ENDED APRIL 30, 1997

Net revenue was $2,727,000 for the 1998 quarter, an increase from the 1997 quarter of $2,481,000, as a result of the increase in revenue from TISSUE-GUARD products and PERI-STRIPS. The increase in net revenue was primarily attributable to volume increases. Revenue from sales of TISSUE-GUARD products, DURA-GUARD, VASCU-GUARD, SUPPLE PERI-GUARD, PERI-GUARD and the most recent TISSUE-GUARD product, OCU-GUARD, increased $174,000, or 18%, to $1,121,000 from $947,000.
Aggregate revenues from PERI-STRIPS and PERI-STRIPS DRY increased $117,000, or 15%, to $897,000 in the 1998 quarter from $780,000 in the 1997 quarter. Sales to international markets, primarily Japan and Europe, account for the increase in PERI-STRIPS revenues. The Company estimates that minimal PERI-STRIPS revenues were generated from surgeries connected with the NETT.

Revenue from sales of surgical productivity tools, the FLO-RESTER and the BIO-VASCULAR PROBE, decreased $22,000, or 9%, to $524,000 from $546,000. This decline is solely due to greater competition in the vessel occlusion market. The Company believes it will be able to restore its market share with the new FLO-THRU Intraluminal Shunt. The design of the FLO-THRU Intraluminal Shunt offers competitive advantages over similar products available in the market. However, there can be no assurance that these competitive advantages will be perceived by the market or that the product will be commercially successful. BIOGRAFT(R) revenue decreased $23,000, or 11%, comparing the 1998 and 1997 quarters.

The gross margin percentage was 61% in the 1998 quarter and 59% in the 1997 quarter. The 61% gross margin is an increase from the 1998 first quarter margin of 58%. The Company expects additional small improvements in the gross margin as the year progresses, primarily from the continuing emphasis on improving manufacturing processes. This forward-looking statement will be influenced primarily by the accuracy of the Company's current estimate of product costs, product mix, production volume and the effectiveness of the Company's improvement initiatives. These factors would be impacted by a significant deviation in actual results as compared to these estimates and the ability of the Company to implement cost saving improvements into the manufacturing process.

Selling, general and administrative expense increased $318,000, or 24%, to $1,655,000 from $1,337,000. The Company continues to invest as necessary to advance its initiatives for revenue growth, including adding personnel in the areas of regulatory and clinical affairs, product development, and sales and marketing. The Company has continued to build on its strong relationships with its customers and the broader medical community to emphasize the Company's products and product development efforts.

Research and development ("R&D") expenditures increased $112,000, or 45%, to $361,000 from $249,000 in the 1997 quarter. The Company continues to work on a number of potential new product opportunities. R&D expenditures are expected to increase as these and other projects continue to progress. This forward-looking statement will be influenced primarily by the number of projects, the related R&D personnel requirements, the development path and success of each project, the expected costs and the timing of these costs.

The Company incurred an operating loss in the 1998 quarter of $366,000, as compared to a loss of $123,000 in the 1997 quarter. Other income, primarily interest income, was $214,000 and $294,000 in the 1998 and 1997 quarters, respectively. The decrease in interest income is due to a decrease in investment assets primarily due to the Company's repurchase of 702,766 common stock shares since the inception of the Company's stock repurchase program. The loss from continuing operations before income taxes in the 1998 quarter was $152,000 in comparison to income from continuing operations before income taxes of $171,000 in the 1997 quarter.

The Company recorded a benefit from income taxes of $50,000 for the 1998 quarter, as compared to a provision for income taxes of $74,000 in the 1997 quarter. The net loss from continuing operations was $101,000, or $.01 per share diluted, for the 1998 quarter, as compared to income of $97,000 from continuing operations for the 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


quarter, equal to $.01 per share diluted. The 1997 quarter also had a loss from discontinued operations of $920,000 resulting in a total net loss for the quarter of $822,686, equal to $.09 per share diluted.

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 1998 WITH
THE SIX MONTHS ENDED APRIL 30, 1997

Net revenue was $5,190,000 for the 1998 six month period, an increase from the comparable 1997 period of $4,806,000 that was primarily due to an increase in revenue from TISSUE-GUARD products. The increase in net revenue was primarily attributable to volume increases. Revenue from the sales of TISSUE-GUARD products, DURA-GUARD, VASCU-GUARD, PERI-GUARD, SUPPLE PERI-GUARD and OCU-GUARD increased $353,000, or 20%, to $2,101,000 from $1,748,000. PERI-STRIPS revenues increased 9% to $1,676,000 from $1,542,000 due to increased sales to Japan and Europe in the second quarter.

Revenue from sales of surgical productivity tools, the FLO-RESTER and the BIO-VASCULAR PROBE, declined $53,000, or 5%, to $1,051,000 from $1,104,000. This decline is solely due to greater competition in the vessel occlusion market, which the Company believes will be restored with the new FLO-THRU Intraluminal Shunt. BIOGRAFT revenues declined $50,000, or 12%, to $363,000 from $413,000.

The gross margin percentage was 59% in the 1998 period and 58% in the 1997 period. The margin has increased slightly between the first and second quarter of this year. The Company expects additional small improvements in the gross margin through the second half of the year as the Company continues to improve manufacturing processes. This forward-looking statement will be influenced primarily by the accuracy of the Company's current estimate of product costs, product mix, production volume and the effectiveness of the Company's improvement initiatives. These factors would be impacted by a significant deviation in actual results as compared to these estimates and the ability of the Company to implement cost saving improvements into the manufacturing process.

Selling, general and administrative expense increased $655,000, or 26%, to $3,168,000 from $2,513,000. The Company continues to invest as necessary to advance its initiatives for revenue growth, including adding personnel in the areas of regulatory and clinical affairs, product development, and sales and marketing. The Company has also continued to build on its strong relationships with its customers and the broader medical community to emphasize the Company's products and product development efforts.

Research and Development expenditures increased $363,000 from $463,000 in the 1997 period to $826,000. The Company continues to work on a number of potential new product opportunities. R&D expenditures are expected to increase as these and other projects continue to progress. This forward-looking statement will be influenced primarily by the number of projects, the related R&D personnel requirements, the development path and success of each project, the expected costs and the timing of these costs.

The operating loss in the 1998 period was $919,000, as compared to a loss of $191,000 in the 1997 period. Other income, primarily interest income, for 1998 was $460,000 and $576,000 in 1997. The decrease in interest income reflects the reduction in investment assets as the Company repurchased 702,766 common stock shares since the inception of the Company's stock repurchase program. The loss from continuing operations before income taxes in 1998 was $459,000 in comparison to income from continuing operations before income taxes of $385,000 in the 1997 period.

The Company recorded a benefit from income taxes of $153,000 for the 1998 period, as compared to a provision for income taxes of $163,000 in the 1997 period. The net loss from continuing operations was $306,000, or $.03 cents per share diluted, for 1998. The net income from continuing operations was $222,000, or $0.02 cents per share diluted, in 1997. The 1997 period also had a loss from discontinued operations of $920,000 resulting in a final net loss for the period of $698,000, equal to $.07 per share diluted.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended April 30, 1998, continuing operations used $304,000 of cash, as compared to $1,193,000 of net cash provided n the same period in 1997. Cash was used by continuing operations due to increases in prepaid expenses, receivables, deferred tax assets and inventory. These cash uses were partially offset by non-cash expenses and increases in accrued expenses.

The Company invested $450,000 in equipment and leasehold improvements primarily for the purchase of new manufacturing equipment related to PERI-STRIPS DRY and information technology equipment. Financing activities used $2,849,000 and primarily represents cash used to repurchase shares of the Company's common stock. The Board of Directors has authorized a plan to repurchase up to 1,000,000 shares of Bio-Vascular common stock. The Company purchased 420,766 shares in the open market during the second quarter of fiscal 1998, bringing aggregate repurchases under the Board-authorized plan to 702,766. Such purchases will continue to be made under the plan in the open market from time-to-time as price opportunities arise.

The Company has cash and investments totaling $14,349,000 at April 30, 1998. The Company believes its existing cash and investments will be sufficient to satisfy its cash requirements for the foreseeable future.


NEW ACCOUNTING STANDARDS

In June 1997, SFAS No. 130 ("SFAS 130"), COMPREHENSIVE INCOME, was issued by the Financial Accounting Standards Board. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. Also issued in June 1997 was SFAS No. 131 ("SFAS 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes new standards for the way public business enterprises report information about operating segments. The Company must adopt SFAS 130 and SFAS 131 in fiscal year 1999. Management is currently evaluating the effect of these changes on its financial reporting.


YEAR 2000

Historically, computer hardware and software has been designed to use abbreviated dates by eliminating the first two digits of the year under the assumption that these two digits would always be 19. As the year 2000 approaches, such systems will be unable to accurately process certain date-based information. This problem is commonly referred to as "the Year 2000 Issue".

The Company is in the process of completing its assessment of its current software applications and future software needs to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that the results of the assessment will identify the necessary modifications to existing software and possible conversions to new software that will mitigate the Year 2000 issue. Certain systems have already undergone the modification or conversions necessary to be compliant with the Year 2000. Based on the results of the assessment to date, the Company believes that such modifications and conversions can be completed in a timely manner without material cost to the Company. However, this forward-looking statement will be impacted by the extent to which additional Year 2000 problems are identified as a result of the ongoing assessment.

The Year 2000 issue may also adversely impact the Company by affecting the business and operations of parties with which the Company transacts business. The Company intends to initiate formal communication with such parties regarding the Year 2000 issue to determine the likelihood or potential impact of any such event. The can be no assurance that Year 2000 difficulties encountered by the Company's suppliers, customers or other parties will not have a material, adverse impact on the Company's business, financial condition and results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

CERTAIN IMPORTANT FACTORS

This Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "continue" or comparable terminology are intended forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the availability of third party reimbursement, the extent to which the Company's products gain market acceptance, litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, the progress of product development and clinical studies, and the receipt and timing of regulatory approvals, among others. Additional information regarding these and other factors is contained in the Company's Annual Report on Form 10-K for the year ended October 31, 1997 under the heading "Important Factors."


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a report of the voting results of the Company's annual shareholders meeting held on February 24, 1998.

     The proposal to elect six directors was approved. M. Karen Gilles, William
     G. Kobi, Richard W. Perkins, Anton R. Potami, Timothy M. Scanlan and Edward
     E. Strickland were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. The tabulation was as follows:

          Director                       Votes For              Votes Against
          --------                       ---------              -------------

       M. Karen Gilles                   8,116,992                  53,184
       William G. Kobi                   8,120,426                  49,750
       Richard W. Perkins                8,118,169                  52,007
       Anton R. Potami                   8,120,426                  49,750
       Timothy M. Scanlan                8,108,812                  61,364
       Edward E. Strickland              8,118,169                  52,007

     There were no non-broker votes with respect to the election of directors and there were no other items submitted for a vote of shareholders.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 15.

(b) Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1998.

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   BIO-VASCULAR, INC.



Dated:   June 2, 1998.             /s/ Connie L. Magnuson
                                   ---------------------------------------------
                                   Connie L. Magnuson
                                   Vice-President of Finance and Chief Financial
                                   Officer
                                   (Principal Financial Officer)

BIO-VASCULAR, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

27.1 Financial Data Schedule for the six-month period ended April 30, 1998. (Filed herewith electronically.)

27.2 Restated Financial Data Schedule for the fiscal year ended October 31, 1995. (Filed herewith electronically.)

27.3 Restated Financial Data Schedule for the fiscal year ended October 31, 1996. (Filed herewith electronically.)