Form 10-Q
period 1998-07-31
BIO VASCULAR INC
filed 1998-09-14
CIK 780127

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
________________________________________________________________________________


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    For quarterly period ended July 31, 1998
                                       OR
   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ___ to ____

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
                        Telephone Number: (651) 603-3700

              ___________________________________________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                          ------      ------

On August 31, 1998, there were 9,628,986 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JULY 31, 1998 AND OCTOBER 31, 1997
--------------------------------------------------------------------------------

                                                                                 July 31,            October 31,
                                                                                   1998                  1997
                                                                           --------------------  --------------------
ASSETS                                                                         (Unaudited)
Current assets:
Cash and cash equivalents....................................                      $ 1,165,100           $ 6,766,687
Marketable securities, short-term............................                        7,247,421             7,229,934
Accounts receivable, net.....................................                        2,552,534             1,846,519
Inventories, net.............................................                        2,181,106             1,619,395
Deferred income taxes........................................                          236,673               144,549
Other........................................................                          740,573               480,955
                                                                                   -----------           -----------
  Total current assets.......................................                       14,123,407            18,088,039

Equipment and leasehold improvements, net....................                        3,981,729             1,670,446
Goodwill and other intangible assets, net....................                        7,518,313             1,003,251
Marketable securities, long-term.............................                        1,000,313             3,989,896
Deferred income taxes........................................                          271,540               382,819
                                                                                   -----------           -----------
  Total assets...............................................                      $26,895,302           $25,134,451
                                                                                   ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable.............................................                      $ 1,153,814           $   616,941
Accrued expenses.............................................                        1,094,927               565,275
                                                                                   -----------           -----------
  Total current liabilities..................................                        2,248,741             1,182,216
                                                                                   -----------           -----------
Capital lease obligations....................................                          623,227                     -
Other non-current liabilities................................                          390,330                     -

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
 none issued or outstanding at July 31, 1998 and
 October 31, 1997............................................                                -                     -
Common stock: authorized 20,000,000 shares of $.01 par value;
 9,628,986 issued and outstanding at July 31, 1998 and
 9,563,609 at October 31, 1997...............................                           96,290                95,636
Additional paid-in capital...................................                       29,801,354            29,664,715
Unearned compensation........................................                         (551,647)             (447,254)
Unrealized marketable securities holding gain (loss).........                           (1,831)                1,288
Accumulated deficit..........................................                       (5,711,162)           (5,362,150)
                                                                                   -----------           -----------
  Total shareholders' equity.................................                       23,633,004            23,952,235
                                                                                   -----------           -----------
  Total liabilities and shareholders' equity.................                      $26,895,302           $25,134,451
                                                                                   ===========           ===========

The accompanying notes are an integral part of the interim unaudited financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                         Three Months Ended                          Nine Months Ended
                                                              July 31,                                    July 31,
                                                            (Unaudited)                                 (Unaudited)

                                                     1998                  1997                  1998                  1997
                                             --------------------  --------------------  --------------------  --------------------

Net revenue................................           $2,759,920            $2,408,686           $ 7,949,516           $ 7,215,165
Cost of revenue............................            1,141,466               952,370             3,256,855             2,974,365
                                                      ----------            ----------           -----------           -----------

Gross margin...............................            1,618,454             1,456,316             4,692,661             4,240,800

Operating expenses:
Selling, general and administrative........            1,542,014             1,628,820             4,709,853             4,141,616
Research and development...................              352,473               325,155             1,178,294               788,042
                                                      ----------            ----------           -----------           -----------

Operating loss.............................             (276,033)             (497,659)           (1,195,486)             (688,858)

Other income, net..........................              211,140               305,961               671,392               882,032
                                                      ----------            ----------           -----------           -----------

Income (loss) from continuing operations
 before provision for (benefit from)
 income taxes..............................              (64,893)             (191,698)             (524,094)              193,174

Provision for (benefit from) income taxes..              (22,273)              299,700              (175,082)              462,700
                                                      ----------            ----------           -----------           -----------

Loss from continuing operations............              (42,620)             (491,398)             (349,012)             (269,526)

Loss on disposal of discontinued
 business, net of income taxes.............                    -                     -                     -              (920,000)
                                                      ----------            ----------           -----------           -----------

Net loss...................................           $  (42,620)           $ (491,398)          $  (349,012)          $(1,189,526)
                                                      ==========            ==========           ===========           ===========

Basic earnings per share:
Continuing operations......................           $    (0.00)           $    (0.05)          $     (0.04)          $     (0.03)
Discontinued operations....................                    -                     -                     -                 (0.10)
                                                      ----------            ----------           -----------           -----------
Net loss...................................           $    (0.00)           $    (0.05)          $     (0.04)          $     (0.13)
                                                      ==========            ==========           ===========           ===========

Diluted earnings per share:
Continuing operations......................           $    (0.00)           $    (0.05)          $     (0.04)          $     (0.03)
Discontinued operations....................                    -                     -                     -                 (0.10)
                                                      ----------            ----------           -----------           -----------
Net loss...................................           $    (0.00)           $    (0.05)          $     (0.04)          $     (0.13)
                                                      ==========            ==========           ===========           ===========

The accompanying notes are an integral part of the interim unaudited financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED JULY 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                               July 31,
                                                                                              (Unaudited)

                                                                                        1998                   1997
                                                                                -----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by continuing operations...........................                $    30,917            $    51,615
Net cash used in discontinued operations.............................                          -             (1,860,920)
                                                                                     -----------            -----------

Net cash provided by (used in) operating activities..................                     30,917             (1,809,305)
                                                                                     -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements, excluding those obtained
 in the purchase of Jer-Neen.........................................                   (721,366)              (534,462)
Investments in marketable securities.................................                 (7,683,856)            (7,000,000)
Proceeds upon sale or maturities of marketable securities............                 10,659,270              9,000,000
Purchase of Jer-Neen, net of cash purchased (Note 2).................                 (2,708,899)                     -
Purchase of intangibles, excluding those obtained in the purchase
 of Jer-Neen.........................................................                    (47,697)               (32,845)
Discontinued operations, net.........................................                          -             (1,423,536)
                                                                                     -----------            -----------

Net cash provided by (used in) investing activities..................                   (502,548)                 9,157
                                                                                     -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to stock options, employee stock purchase
 plan and restricted stock............................................                   271,532                270,196
Purchase of common stock..............................................                (2,994,102)                     -
Repayment of debt in conjunction with the acquisition of Jer-Neen.....                (2,407,386)                     -
                                                                                     -----------            -----------
Net cash provided by (used in) financing activities...................                (5,129,956)               270,196
                                                                                     -----------            -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS.............................                (5,601,587)            (1,529,952)
                                                                                     -----------            -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................                 6,766,687              5,736,650
                                                                                     -----------            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............................               $ 1,165,100            $ 4,206,698
                                                                                     ===========            ===========

The accompanying notes are an integral part of the interim unaudited financial statements.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements of Bio-Vascular, Inc. ("Bio-Vascular" or "the Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and in the Form 10-K for the year ended October 31, 1997.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results for the nine months ended July 31, 1998 are not necessarily indicative of the financial position, results of operations and cash flows of the Company that may be expected for the year ending October 31, 1998.


(2)  ACQUISITION OF BUSINESS:

On July 31, 1998 the Company completed the acquisition of Jer-Neen Manufacturing
Co., Inc. ("Jer-Neen") of Lino Lakes, Minnesota.   Jer-Neen is a value-added
manufacturer of precision components used within the medical device industry. Jer-Neen's product line includes micro coils, wire forms and spring components used in implantable defibrillation, interventional medicine and other surgical applications.

The acquisition has been accounted for as a purchase and pursuant to the terms of the acquisition agreement, all of the issued and outstanding shares of common stock of Jer-Neen were exchanged for 585,872 shares of Bio-Vascular common stock and an aggregate of $1,750,000 in cash. In addition, $950,000 was paid for a ten-year non-compete agreement covering the former Jer-Neen shareholders. The acquisition occurred on the last day of the nine month period ended July 31, 1998 and, as such, there were no results of operating activities to include in the Consolidated Condensed Statements of Operations for the three or nine month periods ended July 31, 1998. The assets and liabilities acquired in the transaction are included in the Company's Consolidated Condensed Balance Sheet as of July 31, 1998 and the purchase transaction has been included in the Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 1998.

The Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired. Accordingly, the values assigned and reflected in the Consolidated Condensed Balance Sheet as of July 31, 1998 are preliminary. The open matters are related to the identification of the components of the intangible assets purchased, including goodwill, and the determination of the useful lives of such components. Management expects the allocation and finalization of such amounts to be completed during the fourth quarter of fiscal 1998. Pro forma combined information of the Company and Jer-Neen, for the year ended October 31, 1997 and the nine month period ended July 31, 1998, will be reported in an amendment to the Company's previously filed Current Report on Form 8-K reporting the acquisition. The amendment will be filed on or before October 14, 1998.

In connection with the acquisition of Jer-Neen, the Company acquired certain long-term obligations. The majority of the long-term obligations are related to capital leases of certain machinery and equipment and payments to be made under a consulting and non-compete agreement. Interest rates on capitalized leases vary from 10.76% to 14.71% and are imputed based on the lessor's implicit rate of return. The capital lease obligations expire from 1999 through 2001. The consulting and non-compete agreement, between Jer-Neen and two former shareholders, requires annual payments of approximately $105,000 and relates to a previous acquisition of Jer-Neen. The discount value of the consulting and non-compete agreement obligation is $390,000, net of the current portion, and is payable through 2004.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------


(3)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                             July 31,          October 31,
                                               1998               1997
                                          -------------       ------------
                                           (Unaudited)
Inventories:

Raw materials and supplies............       $1,122,834         $  580,354

Work-in-process.......................          507,814            405,736

Finished goods........................          987,528          1,006,305
Less reserve for inventory
 obsolescence.........................         (437,070)          (373,000)
                                          -------------       ------------
                                             $2,181,106         $1,619,395
                                          =============       ============


Consolidated Condensed Statements of Cash Flows:

In August 1997, the Company's Board of Directors adopted a stock repurchase plan (the "Plan") and authorized the purchase of up to 500,000 shares of its common stock. In March 1998, the Company's Board of Directors amended the Plan to authorize the repurchase of up to 1,000,000 shares. As of July 31, 1998, the Company has repurchased a total of 702,766 shares of its common stock since the inception of the Plan.

In conjunction with the May 1997 spin-off of Vital Images, net cash used by discontinued operations during the nine month period ended July 31, 1997 represents cash contributed by the Company to Vital Images in accordance with the Distribution Agreement and related transaction costs. The Consolidated Condensed Statement of Cash Flows for the nine month period ended July 31, 1997 has been reclassified to conform with the discontinued operations cash flows presentation for the year ended October 31, 1997. The reclassification had no impact on net cash provided by continuing operations or net decrease in cash and cash equivalents previously reported.


(4) EARNINGS PER SHARE:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, during the first quarter of fiscal year 1998. Earnings per share for all periods presented have been prepared in accordance with the provisions of SFAS No. 128. The following table sets forth the computation of basic and diluted earnings per share:

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------


                                                     Three Months Ended         Nine Months Ended
                                                          July 31                    July 31
                                                        (Unaudited)                (Unaudited)
                                                     1998         1997         1998          1997
                                                  -----------  -----------  -----------  -------------
Numerator:
Loss from continuing operations.................  $  (42,620)  $ (491,398)  $ (349,012)   $  (269,526)
Loss on disposal of discontinued business,
 net of income taxes............................           -            -            -       (920,000)
                                                  ----------   ----------   ----------    -----------
Net loss........................................  $  (42,620)  $ (491,398)  $ (349,012)   $(1,189,526)
                                                  ==========   ==========   ==========    ===========

Denominator:
Denominator for basic earnings per share -
 weighted-average common shares.................   8,891,624    9,498,331    9,145,669      9,474,647

Effect of dilutive securities:
Shares associated with deferred compensation....           -            -            -              -
Shares associated with option plans.............           -            -            -              -
                                                  ----------   ----------   ----------   ------------
Dilutive potential common shares................           -            -            -              -
                                                  ----------   ----------   ----------   ------------

Denominator for diluted earnings per share -
 adjusted weighted-average common shares
 and dilutive potential common shares...........   8,891,624    9,498,331    9,145,669      9,474,647
                                                  ==========   ==========   ==========    ===========

At July 31, 1998, the Company had 1,280,090 options outstanding to purchase shares of common stock at exercise prices ranging from $1.87 to $13.03 per share. These options, which expire from 1998 to 2007, were excluded from the computation of diluted earnings per share for the three and nine month periods ended July 31, 1998 because the Company incurred net losses during those periods, and the inclusion of options would be anti-dilutive to earnings per share. Of the 1,280,090 options outstanding at July 31, 1998, the Company had 684,080 and 872,062 options outstanding that had exercise prices greater than the average market price of the Company's common shares for the three and nine month periods ended July 31, 1998, respectively.

At July 31, 1997, the Company had 1,279,892 options outstanding to purchase shares of common stock at exercise prices ranging from $1.87 to $13.03 per share. These options, which expire from 1997 to 2005, were excluded from the computation of diluted earnings per share for the three and nine month periods ended July 31, 1997 because the Company incurred net losses during those periods, and the inclusion of options would be anti-dilutive to earnings per share. Of the 1,279,892 options outstanding at July 31, 1997, the Company had 761,413 and 508,211 options outstanding that had exercise prices greater than the average market price of the Company's common shares for the three and nine month periods ended July 31, 1997, respectively.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------


(5) MAJOR CUSTOMERS AND NET REVENUE BY GEOGRAPHIC AREA:

Substantially all of the Company's international net revenues are negotiated, invoiced and paid in U.S. dollars. The following tables summarize significant customers and international net revenues by geographic area:


                                                      July 31
                                                    (Unaudited)      October 31
                                                       1998             1997
                                                   -------------    ------------
Percent of accounts receivable by significant customers:

A...............................................       16%              20%
B...............................................       14%              13%
C...............................................       10%              10%


                                                   Three Months Ended    Nine Months Ended
                                                        July 31               July 31
                                                      (Unaudited)           (Unaudited)
                                                    1998       1997       1998       1997
                                                  ---------  ---------  ---------  --------
Percent of net revenues by significant
customers:

A...............................................        18%        19%        19%       21%
B...............................................        14%        12%        14%       14%
C...............................................        11%        15%        11%       12%

                                                    Three Months Ended        Nine Months Ended
                                                         July 31                   July 31
                                                       (Unaudited)               (Unaudited)
                                                     1998        1997         1998          1997
                                                  ----------  ----------  ------------  ------------
International net revenues by geographic area:
Europe and Middle East..........................   $405,446    $393,810    $1,161,438    $1,044,776
Asia and Pacific Region.........................    222,411     167,812       627,487       504,869
Other...........................................     67,520      69,470       190,667       175,011
                                                   --------    --------    ----------    ----------
Total...........................................   $695,377    $631,092    $1,979,592    $1,724,656
                                                   ========    ========    ==========    ==========

Percent of total net revenues...................         25%         26%           25%           24%


(6) NEW ACCOUNTING STANDARDS:

In June 1997, SFAS No. 130, Comprehensive Income ("SFAS 130"), was issued by the Financial Accounting Standards Board. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. The Company's only component of other comprehensive income is the unrealized gain/loss on available-for-sale investments. Also issued in June 1997 was SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which establishes new standards for the way public business enterprises report information about operating segments. The Company must adopt SFAS 130 and SFAS 131 in fiscal year 1999. Management is currently evaluating the effect of these changes on its financial reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

Net revenue for the third quarter of 1998 increased $351,000 over the 1997 third quarter due to continued growth from the Company's core Tissue-Guard(TM) product line, including significant increases from Peri-Strips(R), Dura-Guard(R) and Vascu-Guard(R). Total net revenues from the Tissue-Guard product line, excluding Peri-Strips, increased $175,000, or 16%, over the third quarter of 1997. Dura-Guard accounts for approximately one-half of all Tissue-Guard net revenues and continues to experience excellent revenue growth, gaining 21% over the 1997 quarter. Vascu-Guard, used in carotid endarterectomy procedures, increased $56,000, or 46%, over the third quarter last year. Ocu-Guard(TM), one of the newest members of the Tissue-Guard product line, continues to slowly build domestic market acceptance.

Net revenues from Peri-Strips, both regular Peri-Strips and Peri-Strips Dry(TM), were up $196,000, or 33%, as compared to the third quarter a year ago. The growth in Peri-Strips net revenue is due primarily to increased sales in the domestic markets. The increase in third quarter domestic revenues is attributed in part to the onset of activity from surgical centers participating in the National Emphysema Treatment Trial ("NETT"). Of the approximately 2,350 participants expected to receive surgical therapy under the trial, the Company estimates that 50 surgeries have been conducted through the date of this report. The Company expects that a similar number of NETT surgeries will take place during the fourth quarter of this fiscal year, with the majority of the surgeries taking place in the Company's 1999 fiscal year. However, there can be no assurance that the surgeries under the study will proceed without further delay by the government or the participating centers.

In August 1998, the Company received 510(k) marketing clearance from the FDA for the Flo-Thru(TM) Intraluminal Shunt. The Company expects to begin shipments of the new Flo-Thru Intraluminal Shunt product toward the end of the 1998 fiscal year. The new device, designed for use in coronary and peripheral vascular procedures, provides a blood-free, stented operative site while also allowing blood to flow beyond the site. In cardiac "beating heart" procedures, blood flow beyond the distal point of the vessel is critical. The Company believes that the design of the Flo-Thru Intraluminal Shunt offers competitive advantages over similar products available in the market. However, there can be no assurance that these competitive advantages will be perceived by the market or that the product will be commercially successful.

ACQUISITION OF JER-NEEN MANUFACTURING CO., INC.

On July 31, 1998 the Company completed the acquisition of Jer-Neen Manufacturing Co., Inc. ("Jer-Neen") of Lino Lakes, Minnesota. Jer-Neen is a value-added manufacturer of precision components used within the medical device industry. Jer-Neen's product line includes micro coils, wire forms and spring components used in implantable defibrillation, interventional medicine and other surgical applications.

The Company issued 585,872 shares of its common stock and paid $1,750,000 in exchange for all the outstanding stock of Jer-Neen. In addition, $950,000 was paid for a ten-year non-compete agreement covering the former Jer-Neen shareholders. The Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired. Management expects that the allocation and finalization of such amounts will be completed during the
fourth quarter of fiscal 1998.   Pro forma combined information of the Company
and Jer-Neen, for the year ended October 31, 1997 and the nine month period ended July 31, 1998, will be reported in an amendment to the Company's previously filed Current Report on Form 8-K reporting the acquisition. The amendment will be filed on or before October 14, 1998.

The Company believes that the addition of Jer-Neen's medical component business broadens the Company's participation in the medical device industry, increases the Company's immediate and long-term revenue potential and achieves a balance of market opportunities consistent with the strategic objectives targeted by the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

RESULTS OF CONTINUING OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 1998 WITH
THE THREE MONTHS ENDED JULY 31, 1997

Net revenue was $2,760,000 for the 1998 third quarter, an increase of $351,000, or 15%, from the 1997 third quarter as a result of increased revenues from Tissue-Guard products, including Peri-Strips. The increase in net revenue was primarily attributable to volume increases. Revenue from sales of Tissue-Guard products, Dura-Guard, Vascu-Guard, Supple Peri-Guard(R), Peri-Guard(R) and the most recent Tissue-Guard products introductions, Ocu-Guard and CV Peri-Guard(TM), increased $175,000, or 16%, to $1,280,000 from $1,105,000. Aggregate revenues from Peri-Strips and Peri-Strips Dry increased $196,000, or 33%, to $790,000 in the 1998 quarter from $594,000 in the 1997 quarter. Increased sales to the domestic market primarily account for the increase in Peri-Strips revenues.

Revenue from sales of surgical productivity tools, the Flo-Rester(R) and the Bio-Vascular Probe(R), decreased $10,000, or 2%, to $507,000 from $517,000. This decline, primarily related to the Bio-Vascular Probe, is attributed to
normal differences in purchasing patterns.   Biograft(R) revenue decreased
$9,000, or 5%, comparing the 1998 and 1997 third quarters.

The gross margin percentage was 59% in the 1998 third quarter and 60% in the 1997 third quarter. The 1998 third quarter's 59% gross margin is a decrease of 2% from the 1998 second quarter margin of 61%. The margin was negatively affected due to costs incurred, throughout the year, in anticipation of new Peri-Strip Dry size configurations and other production capacity needs. Finalization of tooling and production related design matters resulted in temporary excess production capacity. In addition, the Company has concurrently invested in improved manufacturing mechanics that along with the additional capacity and product configurations will be margin enhancing. This forward-looking statement will be influenced primarily by the accuracy of the Company's current estimate of product costs, product mix, production volume, timing of new product introductions and product extensions and the cost effectiveness of manufacturing improvements. These factors could be impacted by a significant deviation in actual results as compared to these estimates.

Selling, general and administrative expense decreased $87,000, or 5%, to $1,542,000 in the third quarter of 1998 from $1,629,000 in the third quarter of 1997. The decrease in the current quarter as compared to the prior year's third quarter is due to non-recurring charges in the 1997 quarter related to the resignation of the Company's former president and CEO. The Company continues to invest as necessary in order to advance its initiatives for revenue growth, including the addition of personnel in the areas of regulatory and clinical affairs, product development, and sales and marketing.

Research and development ("R&D") expenditures increased $27,000, or 8%, to $352,000 from $325,000 in the 1997 quarter. The Company continues to work on a number of potential new product opportunities. R&D expenditures are expected to increase as these and other projects continue to progress. This forward-looking statement will be influenced primarily by the number of projects, the related R&D personnel requirements, the development path and success of each project, the expected costs and the timing of these costs.

The Company incurred an operating loss in the 1998 third quarter of $276,000, as compared to a loss of $498,000 in the 1997 third quarter. Other income, primarily interest income, was $211,000 and $306,000 in the 1998 and 1997 third quarters, respectively. The decrease in interest income is due to a decrease in investment assets primarily due to the Company's repurchase of 702,766 common stock shares since the inception of the Company's stock repurchase plan in August 1997. The loss from continuing operations before income taxes in the 1998 third quarter was $65,000 in comparison to a loss from continuing operations before income taxes of $192,000 in the 1997 third quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

The Company recorded a benefit from income taxes of $22,000 for the 1998 third quarter, as compared to a provision for income taxes of $300,000 in the 1997 third quarter. The loss from continuing operations was $43,000, or $0.00 per share diluted, for the 1998 third quarter, as compared to loss of $491,000 from continuing operations for the 1997 third quarter, equal to $0.05 per share diluted.

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 1998 WITH the Nine Months Ended July 31, 1997

The Company's nine-month operating results for the period ended July 31, 1998 reflect similar revenue and expense trends to the three month results discussed above. The underlying reasons for the change in results between the 1998 and the 1997 nine-month periods are the same or similar as for the three-month period.

Net revenue was $7,950,000 for the 1998 nine month period, an increase of $734,000 compared to the 1997 comparable period. This increase was primarily due to an increase in revenues from Tissue-Guard products, including Peri-Strips.

The gross margin percentage was 59% in both of the 1998 and 1997 periods. The margin for the nine-month period was negatively affected due to costs incurred, throughout the year, in anticipation of new Peri-Strip Dry size configurations and other production capacity needs. Finalization of tooling and production related design matters resulted in temporary excess production capacity. In addition, the Company has concurrently invested in improved manufacturing mechanics that along with the additional capacity and product configurations will be margin enhancing. This forward-looking statement will be influenced primarily by the accuracy of the Company's current estimate of product costs, product mix, production volume, timing of new product introductions and product extensions and the cost effectiveness of manufacturing improvements. These factors could be impacted by a significant deviation in actual results as compared to these estimates.

Operating expenses increased $ 958,000, or 19%, as compared to the 1997 comparable period. The increase in operating expenses was incurred across all functional areas, selling, general and administrative and research and development. This increases reflects Management's commitment to investment as necessary to advance product development efforts and the Company's revenue initiatives.

The operating loss in the 1998 period was $1,195,000, as compared to a loss of $689,000 in the 1997 period. Other income, primarily interest income, decreased $211,000. The loss from continuing operations was $349,000 or $0.04 cents per share diluted, for 1998. The 1997 loss from continuing operations was $270,000, or $0.03 cents per share diluted. The 1997 period also had a loss from discontinued operations of $920,000, or $.10 per share, resulting in a final net loss for the 1997 period of $1,190,000, equal to $0.13 per share diluted.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended July 31, 1998, continuing operations provided $31,000 of cash, as compared to $52,000 of net cash provided in the same period in 1997. Cash was used by continuing operations due to inventory, accrued expenses, receivables and other current assets. These cash uses were offset by non-cash expenses.

The Company used cash of $2,709,000 in the acquisition of Jer-Neen Manufacturing including transaction costs and an additional $2,407,000 to reduce Jer-Neen's outstanding debt. The Company invested $721,000 in equipment and leasehold improvements primarily for the purchase of new manufacturing equipment related to Peri-Strips Dry and information technology equipment. Other financing activities used $ 2,723,000 and primarily represents cash used to repurchase shares of the Company's common stock. In March 1998, the Board of Directors authorized a plan to repurchase up to 1,000,000 shares of Bio-Vascular common stock. Aggregate repurchases under the Board-authorized plan to date are 702,766 shares.

In connection with the acquisition of Jer-Neen, the Company assumed certain long-term obligations. The majority of the long-term obligations are related to the capital lease of certain machinery and equipment and a consulting and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

non-compete agreement. Interest rates on capitalized leases vary from 10.76% to 14.71% and are imputed based on the lessor's implicit rate of return. The capital lease obligations expire from 1999 through 2001. The consulting and non-compete agreement, between Jer-Neen and two former shareholders, relates to a previous acquisition of Jer-Neen. The discount value of the consulting and non-compete agreement obligation is $390,330, net of the current portion, and is payable through 2004.

The Company has cash and investments totaling $9,400,000 at July 31, 1998. The Company believes its existing cash and investments will be sufficient to satisfy its cash requirements for the foreseeable future.

NEW ACCOUNTING STANDARDS

In June 1997, SFAS No. 130 ("SFAS 130"), Comprehensive Income, was issued by the Financial Accounting Standards Board. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. The Company's only component of other comprehensive income is the unrealized gain/loss on available-for-sale investments. Also issued in June 1997 was SFAS No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, which establishes new standards for the way public business enterprises report information about operating segments. The Company must adopt SFAS 130 and SFAS 131 in fiscal year 1999. Management is currently evaluating the effect of these changes on its financial reporting.

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

The Year 2000 issue may also adversely impact the Company by affecting the business and operations of parties with which the Company transacts business. The Company intends to initiate formal communication in the first quarter of fiscal 1999 with such parties regarding the Year 2000 Issue to determine the likelihood or potential impact of any such event. The can be no assurance that Year 2000 difficulties encountered by the Company's suppliers, customers or other parties will not have a material, adverse impact on the Company's business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the above-discussed acquisition of Jer-Neen Manufacturing Co., Inc. on July 31, 1998, the Company issued an aggregate of 585,872 shares of its common stock, $0.01 par value per share. Such shares were issued to the five former shareholders of Jer-Neen as partial consideration in exchange for all of their shares of Jer-Neen capital stock.

Although the Company has agreed to use reasonable best efforts to register the resale of such shares under the Securities Act of 1933, as amended (the "Securities Act"), the shares were issued without registration under the Securities Act in reliance on the exemptions provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company's reliance on these exemptions is based upon the fact that these shares were only offered and sold to the former Jer-Neen shareholders, the limited number of persons receiving the shares, the Company's reasonable belief that each recipient was capable of evaluating merits and risks of their investment decision, the information made available to the recipients regarding the acquisition and the Company, and the restrictive legends placed on certificates representing the shares, among other factors.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

SHAREHOLDER PROPOSALS FOR 1999 ANNUAL MEETING

As of the date of the 1998 Shareholders' Meeting, Rule 14a-4(c) under the Securities and Exchange Act of 1934 provided that a proxy could grant discretionary authority to vote on matters at an annual shareholders' meeting if
(1) the person or persons soliciting the proxy did not know that such matters were to be presented at the annual shareholders' meting at least a reasonable time before the solicitation and (2) a specific statement to that effect is made in the proxy statement or form of proxy. In a recent release by the Securities and Exchange Commission, Rule 14a-4 (c) was revised to remove the ambiguity of a `reasonable time' and establish a bright-line test for when proxies could grant discretionary authority to vote on matters not submitted to the company in compliance with Rule 14a-8.

As revised, Rule 14a-4 (c) provides that a proxy can grant discretionary authority to vote on matters at an annual shareholders' meeting if (1) the company has not received notice of the matter at least 45 days before the date on which the company first mailed its proxy materials for the prior year's annual shareholders' meeting and (2) a specific statement that the company has not received such notice is included in the proxy statement or form of proxy. As a result of the revisions, the Company hereby gives notice to all shareholders that the deadline for submitting non-Rule 14a-8 shareholder proposals for the Company's 1999 Annual Shareholders' Meeting is December 15, 1998. Any shareholder proposals submitted after December 15, 1998 will be considered untimely for purposes of Rules 14a-4 and 14a-5 (e).

--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 17.

     (b) Form 8-K.   No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1998.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         BIO-VASCULAR, INC.



Dated:   September 14, 1998.             /s/ Connie L. Magnuson
                                         -------------------------------------
                                         Connie L. Magnuson
                                         Vice-President of Finance and Chief
                                         Financial Officer
                                         (Principal Financial Officer)

BIO-VASCULAR, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

2.1 Acquisition Agreement and Plan of Reorganization by and among the Company, Jer-Neen Acquisition, Inc., Jer-Neen Manufacturing Co., Inc., George Nelson, Jr., Ronald Breckner, James Pfau, Willard Sykes and Catherine Sykes dated July 31, 1998 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 31, 1998 (File No. 0-13907)).

10.1 Employment Agreement dated July 31, 1998 among the Company, Jer-Neen Manufacturing Co., Inc. and James Pfau (incorporated by reference to
     Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 31, 1998 (File No. 0-13907)).

10.2 Change in Control Agreement dated July 31, 1998 between the Company and James Pfau (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 31, 1998 (File No. 0-13907)).

27.1 Financial Data Schedule for the nine-month period ended July 31, 1998. (Filed herewith electronically.)