Form 10-K
period 1998-10-31
BIO VASCULAR INC
filed 1999-01-29
CIK 780127

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 1998

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

                        TELEPHONE NUMBER: (651) 603-3700

                           --------------------------


        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          Common Stock Purchase Rights

                          ---------------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 20, 1999, 9,350,561 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Registrant's outstanding Common Stock (based upon the last reported sale price of the Common Stock on that date by the Nasdaq National Market), excluding shares owned beneficially by executive officers and directors, was approximately $30,032,782.

Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific sections are referred to herein) from the Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1998 (the "1998 Annual Report"). Part III of this Annual Report on Form 10-K incorporates documents incorporated by reference (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held February 23, 1999 (the "1998 Proxy Statement").

Tissue-Guard(TM), Supple Tissue-Guard(TM), Peri-Strips(R), Peri-Strips Dry(TM), PSD Gel(TM), Dura-Guard(R), Vascu-Guard(R), Supple Peri-Guard(R), Peri-Guard(R), CV Peri-Guard(TM), Ocu-Guard(TM), Biograft(R), Flo-Rester (R), Bio-Vascular Probe(R) and Flo-Thru Intraluminal Shunt(TM) are trademarks of the Company.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, the risk factors set forth in the section below entitled "Important Factors".

PART I

ITEM 1 -- Business

(a)  General Development of Business

Introduction

Bio-Vascular, Inc. ("Bio-Vascular" or the "Company") develops, manufactures and markets branded proprietary and patented specialty medical products for use in thoracic, cardiac, neuro, vascular and ophthalmic surgery. The Company's branded products include the Tissue-Guard product line, the Biograft peripheral vascular graft, and surgical productivity tools used in cardiac and vascular surgery. The Tissue-Guard product line includes Peri-Strips, Peri-Strips Dry, Dura-Guard, Vascu-Guard, Supple Peri-Guard, Peri-Guard, Tissue-Guard, Supple Tissue-Guard, CV Peri-Guard and Ocu-Guard. Tissue-Guard products are made from bovine pericardium (the thin membrane surrounding the heart of cattle) processed using proprietary tissue-fixation technology. The Tissue-Guard products, made in various configurations, are used in a wide variety of surgical procedures and are designed to reinforce, reconstruct and repair tissue and prevent leaks of air, blood and other body fluids.

Through the Company's wholly-owned subsidiary, Jer-Neen Manufacturing Co., Inc. ("Jer-Neen"), the Company is a value added original equipment manufacturer ("OEM") of micro precision wire-based component products including precision coils, stylets and related wire products, and guidewire components and subassemblies used in implantable defibrillation, interventional medicine and other surgical applications within the medical industry. The Company acquired Jer-Neen in July 1998.

History

Bio-Vascular was incorporated in July of 1985. Through 1985 and 1986 the Company acquired the rights to certain cardio-vascular products, including Peri-Guard and Flo-Rester. In 1985, the Company was spun-off to the shareholders of its then parent company, thereafter operating as a separate public company

In 1994, the Company's branded products segment introduced Peri-Strips staple-line buttress for use in lung surgical procedures, primarily lung volume reduction surgery ("LVRS".) Sales from Peri-Strips fueled significant revenue growth for the Company from late 1994 through fiscal 1995, increasing from $685,000 in fiscal 1994 to $5,500,000 in fiscal 1995. In January 1996, the
Health Care Financing Administration ("HCFA"), the agency of the U.S. Government that controls Medicare, made a non-coverage decision regarding LVRS. (See Narrative Description of Business - Third Party Reimbursement on Page 12 of this Report.) This decision by HCFA adversely affected the Company's domestic revenues from Peri-Strips. Peri-Strips revenue steadily decreased through fiscal 1996 and 1997. Fiscal 1996 revenues dropped 22% to $4,300,000 and experienced a further decrease in fiscal 1997 to $2,900,000. Led primarily by strong international sales, revenues from Peri-Strips totaled $3,200,000 in fiscal 1998, representing an 11% increase over fiscal 1997. Since the HCFA decision, the Company has focused increased efforts on its Research and Development projects resulting in a number of new Tissue-Guard product line extensions and identification of new product development opportunities. (See Research and Development on Page 11 of this Report.)

Also in 1994, the Company acquired Vital Images, Inc. ("Vital Images"), a company involved in the development of software for three-dimensional visualization and analysis of image data. In 1997, the Company completed the spin-off distribution of all the shares of Vital Images to the shareholders of Bio-Vascular, with Vital Images thereafter operating as an independent company, with its own publicly traded securities. The distribution was effected in order to allow each company to maximize its individual strategic opportunities, as the direction of Vital Images' business had begun to diverge from the core medical device business of Bio-Vascular.

In July 1998, the Company completed the acquisition of Jer-Neen. This acquisition broadens the Company's participation in the medical device industry, increases the immediate and long-term revenue potential and achieves a balance of market opportunities consistent with the strategic objectives targeted by the Company.

Bio-Vascular's principal executive offices are located at 2575 University Avenue, St. Paul, Minnesota 55114-1024. The Company can be contacted by telephone at (651) 603-3700, by facsimile at (651) 642-9018, or by electronic mail at info@biovascular.com. Jer-Neen has its principal office and manufacturing facility located at 475 Apollo Drive, Lino Lakes, Minnesota 55014. Jer-Neen can be contacted by telephone at (651) 792-2800 or facsimile at (651) 792-2801.

(b) Financial Information About Industry Segments

The information under the caption "Segment Information" on page 23 in the Company's 1998 Annual Report is incorporated herein by reference.

(c) Narrative Description of Business

The table below summarizes the revenue contributed by the Company's significant products or product lines for the periods indicated. The component products segment is included in the fiscal 1998 financial results only for that portion of the fiscal year commencing on the July 31, 1998 acquisition date.


---------------------------------------------------------------------------------------------------------------
Revenue Contribution by Significant Product                          Years Ended October 31,
or Product Line:
(In thousands)                                    1998         %        1997         %       1996          %
---------------------------------------------------------------------------------------------------------------
Tissue-Guard Products:
     Peri-Strips and Peri-Strips Dry             $3,233       27%     $ 2,915       30%     $ 4,366       43%
     Dura-Guard                                   2,204       18%       1,832       19%       1,410       14%
     Other Tissue-Guard Products                  2,384       20%       2,020       21%       1,534       15%
Surgical Productivity Tools                       2,051       17%       2,127       22%       1,907       19%
Biograft                                            748        6%         800        8%         938        9%
Component Products                                1,397       12%           -         -           -         -
                                             ------------------------------------------------------------------
     Total Net Revenue                          $12,017      100%     $ 9,694      100%     $10,125      100%
---------------------------------------------------------------------------------------------------------------

Products, Markets and Competition

Description of the Branded Products Segment

The following table summarizes the Company's branded product lines and associated products, and describes procedures in which such products are used.

----------------------------------------------------------------------------------------------------------------------
    Product Line            Product                           Application/Representative Procedure
----------------------------------------------------------------------------------------------------------------------
  Tissue-Guard        Peri-Strips             Stapling buttress for sealing air leaks in lung volume reduction/lung resection procedures and prothesis for the repair of soft tissue deficiencies
                    --------------------------------------------------------------------------------------------------
                      Peri-Strips Dry         Stapling buttress for sealing air leaks in lung volume reduction/lung resection procedures
                    --------------------------------------------------------------------------------------------------
                      Vascu-Guard             Vascular patch used in carotid endarterectomy and other peripheral vascular procedures when the artery must be repaired
                    --------------------------------------------------------------------------------------------------
                      Dura-Guard             Repair patch used to seal the dura mater in neurosurgeries
                    --------------------------------------------------------------------------------------------------
                      Peri-Guard             Tissue patch used for pericardial closure and soft tissue repair
                    --------------------------------------------------------------------------------------------------
                      Supple Peri-Guard      More "supple" tissue patch used for pericardial closure and soft tissue repair
                    --------------------------------------------------------------------------------------------------
                      CV Peri-Guard          Tissue patch used for intracardiac patching and great vessel repair in adults
                    --------------------------------------------------------------------------------------------------
                      Ocu-Guard               Opthalmic wrapping material used in enucleation procedures
----------------------------------------------------------------------------------------------------------------------
  Surgical
  Productivity Tools  Bio-Vascular Probe      Tool used to locate arterial blockage in surgical bypass procedures
                    --------------------------------------------------------------------------------------------------
                      Flo-Rester              Internal vessel occluder used in coronary artery bypass graft surgery
                    --------------------------------------------------------------------------------------------------
                      Flo-Thru Intraluminal
                        Shunt                 Internal vessel stent used during minimally invasive cardiac surgery
----------------------------------------------------------------------------------------------------------------------
  Other               Biograft                Peripheral vascular bypass graft used in lower limb vascular reconstruction
----------------------------------------------------------------------------------------------------------------------

Tissue-Guard Product Line

The Company's core competency in its branded products business is the development and manufacture of tissue-based implantable medical products for use by surgeons in various surgical procedures where reinforcing, reconstructing and repairing tissue and preventing leaks of air, blood or other body fluids is necessary for the achievement of a favorable outcome. Historically, surgeons primarily used autologous tissue in situations where tissue repair was necessary. Harvesting autologous tissue requires the surgeon to excise the tissue from another part of the patient's body. The second surgical site increases the cost of the procedure and lengthens the time the patient is under anesthesia, thereby increasing the risk of complication and resulting in additional pain and recovery time for the patient. To the extent a surgeon is confident that the performance of a readily available medical product, whether tissue-based or synthetic, is equal to or better than the patient's own tissue, the Company believes the surgeon will choose the tissue-based or synthetic product to avoid a second surgical site as a means of reducing surgical costs and improving patient outcomes. The Company's branded tissue-based products are designed to meet the medical need to repair or reconstruct human tissue, repair vessels and reinforce surgical staple or suture lines to prevent the leaking of air, blood or other body fluids.

The Company's Tissue-Guard products are produced from bovine pericardium. Many of the product characteristics and competitive advantages of this product line are derived from the collagen configuration of the bovine pericardium. Collagen, which is a fibrous protein found in all multi-cellular animals, makes the pericardium durable and provides superior fluid interface properties, similar to autologous tissue. These characteristics allow for effective host tissue incorporation. Host cells deposit a collagen matrix on the surface of the pericardial product allowing the Tissue-Guard product to integrate into the host tissue. The Company believes this integration enhances the long-term tensile strength (the maximum stress a material subjected to a stretching load can withstand without tearing) of the products in the Tissue-Guard product line.

The bovine pericardium is processed using proprietary and patented tissue-fixation technologies. The tissue is treated with glutaraldehyde and other proprietary chemical treatments to prevent degradation of the tissue and to render it biologically compatible with the host tissue. According to studies commissioned by the Company, the tissue-fixation technologies used by the Company reduce the level of residual glutaraldehyde remaining in the processed tissue to less than four parts per million, resulting in a lower incidence of host tissue inflammatory response and promoting host tissue incorporation similar to the body's natural healing process.

Peri-Strips and Peri-Strips Dry

Peri-Strips and Peri-Strips Dry soft tissue stapling buttresses are primarily used in LVRS for late-stage emphysema patients but are also used for lobectomy (removal of a lobe), excision and destruction of a lesion and segmental resection of the lung. These products provide for reapproximation and reinforcement of the surgical staple line to prevent air leaks at the site. Peri-Strips and Peri-Strips Dry are customized to fit disposable, reusable and endoscopic staplers of varying sizes made by a variety of manufacturers.

Emphysema, most often caused by cigarette smoking, is a progressive disease of the lungs characterized by air-filled expansions or pocket-like blisters in the tissue of the lungs. Because the air in the lungs cannot be fully expelled, the effort to inhale fresh air becomes increasingly difficult, pushing the lung walls farther out and causing the lungs to expand and lose their elasticity. The diaphragm, the major muscle used for breathing, becomes flattened and loses its ability to function. As the disease advances and patient health is progressively compromised, breathing becomes more and more difficult. Persons with late-stage emphysema eventually become incapable of minor physical activity and often become dependent upon continuous supplemental oxygen even when at rest. As a result, late-stage emphysema can significantly reduce mobility, leaving individuals with late-stage emphysema unable to care for themselves or engage in normal daily activities. Because of the weakened respiratory condition of these patients, common illnesses involving pulmonary functions often result in emergency room visits and hospitalization.

Non-surgical therapies for patients suffering from emphysema include (i) bronchodilators (pills and inhalers), to open up airways to temporarily relieve wheezing or shortness of breath, (ii) steroids, to reduce inflammation in the airways, (iii) pulmonary rehabilitation to increase endurance, and (iv) oxygen supplements to help decrease the feeling of shortness of breath. Each of these non-surgical therapies, although less expensive than surgical alternatives, offer only temporary relief and become less effective as the disease progresses. Lung transplantation is the only known cure for emphysema. This procedure is typically used only as a last resort because of the high degree of risk associated with the procedure, an inadequate supply of donor lungs, and the requirement that the patient receive anti-rejection drugs for the remainder of his or her lifetime. Lung transplant procedures, like other transplant procedures, are extremely expensive.

LVRS is an alternative to traditional emphysema treatment such as medical therapy or lung transplant. In LVRS, the surgeon uses a stapling device to remove sections of damaged tissue, typically 20% to 30% of each lung. By removing the most diseased tissue, the remaining lung tissue has room to expand, improving breathing capacity by enabling the diaphragm muscles to regain their function and allow the rib cage and diaphragm to return to their normal size and state. In 1994, Dr. Joel Cooper, a pioneer in lung transplant surgery, modified LVRS using strips of Supple Peri-Guard to reinforce the staple line to prevent air leakage at the staple-line. Peri-Strips and Peri-Strips Dry were developed to suit the types of surgical staplers most commonly used in LVRS. While LVRS is not a cure for emphysema, the results from the procedure to date are very encouraging based on the peer-reviewed published literature. Generally, the literature shows that patients undergoing the procedure have reduced shortness of breath, improved exercise tolerance and improved quality of life.

Dura-Guard

Dura-Guard, a dural repair patch, is primarily used in craniotomy procedures when the dura must be repaired and suturing without a patch is not deemed sufficient. Craniotomies (surgical operations involving the brain and skull) are typically performed to treat various brain conditions, such as tumors, aneurysms, blood clots, head injuries and abscesses. The dura, the fibrous layer below the skull which protects the brain and spinal cord must be cut with a scalpel or scissors and resected to expose the brain during these procedures. After the specific brain condition has been treated by the surgeon, the dura must be closed to prevent leakage of cerebral spinal fluid. While the dura is frequently closed with direct suture, surgeons who consider the prevention of fluid leakage to be critical to the outcome of the operation will use a dural repair patch.

Dura-Guard is designed to close dural incisions by fusing with the patient's dura but with little or no adhesion (an abnormal union between two tissue surfaces not intended to be joined) to the underlying brain cortex, a complicating factor following any cranial surgery. Studies commissioned by the Company have shown that fibrous bone cells invade the Dura-Guard surface facing the cranium, as they do the human dura, inviting good host tissue incorporation. The collagen configuration of the processed bovine pericardium in Dura-Guard reapproximates around the sutures used to affix the patch, thereby providing a barrier between the skull and the tissue layers underlying the dura and preventing the leakage of cerebral spinal fluid.

Vascu-Guard

Vascu-Guard, a vascular repair patch, is primarily used in carotid endarterectomy and other peripheral vascular procedures in which an artery must be repaired and closing the vessel without a patch is not deemed sufficient. Carotid endarterectomy is a surgical procedure used to remove atherosclerotic plaque build-up in carotid arteries, the principal arteries located in the neck that supply blood to the brain.

The build-up of atherosclerotic plaque (fat deposits with a proliferation of fibrous connective cells along the artery walls) in the carotid arteries increases the risk of stroke. A substantial portion of strokes is caused by a fragment of atherosclerotic plaque breaking away from the inner wall of the carotid artery and becoming lodged in an artery in the brain. Drug therapy is often prescribed to treat early indications of atherosclerotic plaque build-up. If the condition progresses to a point where drug therapy is not effective, surgical intervention is often required

Although the artery often can be closed without a patch, use of a patch is often suggested to expand the artery, and encourage greater blood flow. Certain patients require patching due to the small size of their carotid arteries, or to decrease the incidence of post-operative occlusion. The Company has commissioned studies that have shown that Vascu-Guard supports endothelialization (growth of a cell layer normally lining the interior of blood vessels) and that its non-thrombogenic blood flow surface imitates the blood flow characteristics of autologous vessels. In addition, its pulsatility (ability to reflect movement signifying the rhythmic pumping of the heart) allows a surgeon to readily verify normal blood flow after implantation.

Ocu-Guard

Ocu-Guard, an orbital implant wrap, is used in enucleation (removal of the eye) surgery. Enucleation is a common procedure, which removes a patient's eye as a result of trauma, malignancy or end-stage diseases such as glaucoma or diabetes. Following enucleation surgery, a patient commonly receives an orbital implant from which the visible prosthetic eye is attached. The implant used in the majority of these procedures requires a soft-tissue wrap, such as Ocu-Guard.

Ocu-Guard is manufactured in convenient, preformed configurations to fit the most common orbital implant sizes. The preformed configuration reduces implant preparation time, provides ease of insertion and a snug fit around the implant. Ocu-Guard has excellent handling characteristics allowing for ease of suturing. Ocu-Guard also has strength and durability for suture retention necessary for muscle reattachment, which provides the tracking capabilities of the prosthetic, eye and also promotes vascular in-growth again promoting the tracking or motility capabilities of the prosthesis.

CV Peri-Guard

CV Peri-Guard, an intracardiac repair patch, is used in a variety of surgical procedures performed on the heart. Specific procedures in which CV Peri-Guard is used include aortic and atrial patching, atrial and ventricular septal defect repair, valve annuloplasty, and ventricular aneurysm repair. The Company's Peri-Guard products have over a 15 year history of clinical use as a cardiac patch, but cardiac indications for use under the Company's FDA marketing clearance were previously limited to pericardial closure. With CV Peri-Guard, marketing clearance was sought from the FDA for a much broader range of cardiac uses and specifically for intracardiac repair. CV Peri-Guard is the first biological product cleared by the FDA for intracardiac patching.

Biograft

Biograft, a peripheral vascular graft manufactured from human umbilical veins, is indicated for use in lower limb vascular reconstruction when a saphenous vein is not available. Certain diseases, such as diabetes, can cause a restriction or occlusion in the arteries which provide blood to the legs. If left untreated, insufficient blood flow can ultimately result in the need for amputation. If drug therapy is not deemed an effective treatment based upon the severity of the restriction or blockage, the use of a graft in peripheral vascular reconstructive surgery may be needed. In this type of surgical procedure, the surgeon can bypass the blocked artery to regain blood circulation, thereby saving the affected limb. Diabetics, in particular, are often at risk for amputation of a lower limb due to insufficient blood flow in the femoral artery in the thigh. By implanting a graft from the upper portion of the femoral artery to either the lower femoral artery or to the popliteal artery below the knee, the surgeon is able to increase blood flow below the site of the restriction or blockage. Long-term patency (openness), and a thrombo-resistant surface that provides smooth blood flow are essential qualities of an effective graft.

Saphenous veins (autologous veins from the leg) typically provide the most effective grafting material. In many instances, however, a suitable saphenous vein may be unavailable in sufficient quantity or quality, and a substitute graft must be used. The primary alternative substitute grafts involve synthetic grafts made from PTFE, bio-synthetic materials or tissue-based grafts, such as Biograft.

Biograft offers advantages over competitive vein grafts produced from synthetic materials due to its thrombo-resistant surface, which provides smooth blood flow and minimizes turbulence and risk of occlusion. Other competitive advantages of Biograft include its long-term patency and its similarity to an autologous blood vessel, minimizing intimal hyperplasia (a build up of cells on the interior of the blood vessel, which results in restricted blood flow). In addition, a knitted and supportive Dacron mesh placed around the graft allows for easier handling and promotes tissue integration for strength and stability.

Surgical Productivity Tools: Flo-Rester, Flo-Thru Intraluminal Shunt and Bio-Vascular Probe

Flo-Rester, a vessel occluder, is manufactured from medical grade silicone. Flo-Rester products are designed to interrupt blood flow. In surgical procedures where continual blood flow is not required, Flo-Rester provides a stented, blood-free, operative site during surgery. These products are primarily used during coronary artery bypass graft surgeries in which blood is routed past the heart through a heart-lung bypass machine in order to keep the heart free of blood during surgery. During such procedures, incidental blood flow can obstruct the surgeon's view of the operative site and interfere with precise suturing. Flo-Rester consists of a flexible shaft with small bulbs at each end that are inserted into the blood vessel to stop the blood flow at the point where the artery bypass is sutured to the artery.

Flo-Thru Intraluminal Shunt is intended for use in minimally invasive beating heart cardiac procedures where the patient is not placed on a heart / lung bypass machine. The device enables a surgeon to perform a safe, easy and precise anastomosis during coronary artery bypass by facilitating a bloodless, stented operative field while maintaining distal blood flow. Flo-Thru Intraluminal Shunt is a single-piece radiopaque silicone tube with atraumatic bulbs, of varying size, on either ends of the silicone tube. Similar to Flo-Rester, a radiopaque tab identifying the outer diameter of the bulbs is attached to the shunt by a tether, which is used to facilitate positioning and removal.

Bio-Vascular Probe is a flexible shaft with varying sizes of bulbous tips on either end. Surgeons use Bio-Vascular Probes to locate occlusions or blockages in arteries and to ascertain the blood flow characteristics of arteries. A Bio-Vascular Probe is inserted and fed into an artery. When the tip of the probe meets resistance, the surgeon is able to identify the exact location of the occlusion. The probe is then extracted and a bypass is completed below the occlusion. In addition, a Bio-Vascular Probe can be used to atraumatically lift the edge of the incision to assist the surgeon in the accurate placement of sutures.

Competition

The Company's branded products compete primarily on the basis of product performance, service and price. The surgical products market in which the Company competes is characterized by intense competition. This market is dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Many of these competitors offer broader product lines within the Company's specific product market, particularly in the Company's surgical tool product markets and/or in the general field of medical devices and supplies. Broad product lines give many of the Company's competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that compete with the Company's products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, health maintenance organizations and other managed care organizations that increasingly seek to reduce costs by centralizing and consolidating their purchasing functions.

Competition with Tissue-Guard products is primarily from synthetic materials, other biological tissues and cadaver tissue. The ability of these alternative products to compete with Tissue-Guard products varies based on each such product's indication for use, relative feature benefits and surgical preference. There can be no assurance that competing products will not achieve greater acceptance or that future products developed by competitors will not offer similar or enhanced performance advantages relative to the Tissue-Guard products.

W. L. Gore & Associates, Inc., manufacturer of Gore-Tex(R), is believed to have a prominent position in the synthetic patch market. Synthetic patches are generally cheaper to produce and to the extent that comparable synthetic patches are available and effective in procedures, the Company faces significant price competition for its Tissue-Guard products. Other multi-purpose patches made from bovine and other types of animal tissue that compete with the Company's products, including bovine pericardium products produced by Medtronic, Inc. and Baxter International Inc. The Company does not believe that these alternative bovine pericardium products have specific FDA marketing clearance for use in the lung, although such products are FDA cleared for pericardial closure and soft tissue repair. The Company believes that the collagen characteristics exclusive to tissue, the special configuration of its Tissue-Guard products and the proprietary and patented tissue-fixation technology it employs offers significant product performance and it intends to continue to compete on these bases.

Alternative treatments and competitive products to Biograft include drug therapies and surgical procedures that use autologous or synthetic grafts. Once the decision has been made to use surgical intervention, surgeons generally prefer the patient's own vessels for lower limb vascular reconstruction. When the patient's own vessels are not available in sufficient quality or quantity, surgeons choose a prosthesis graft such as Biograft, or synthetic grafts made from PTFE produced by W. L. Gore & Associates, Inc., IMPRA, Inc. or other grafts made of bio-synthetic materials.

Description of the Component Products Segment

The component products segment produces critical micro components primarily from wire materials, which it supplies on an OEM basis according to customer specifications. These products include micro precision coils, stylets and related wire products and guidewire components and subassemblies. Each of these component categories comprises approximately one third of the segment's revenues and all component products are produced to customer specification.

Micro precision coils

Micro precision coils are precision wire components, comprised normally of several strands of specialty wire materials wound into specific configurations. These coils are manufactured utilizing proprietary processes and typically involve the use of specialty metals such as medical grade stainless steel, silver, platinum, and other similar metals. These micro coils are used to either carry the electrical current required for operation of a medical device or to guide the installation of the device.

Stylets and related wire products

Stylets and related wire products are produced primarily from medical grade stainless steel and through the use of proprietary processes. This product category also includes some plastic components. Stylets are typically used in the placement of cardiovascular and vascular devices within the patient's body.

Guidewire components and subassemblies

Guidewire components and subassemblies are manufactured through a combination of the above processing techniques and from the above materials, plus the application of one critical, but adapted, grinding process. A guidewire is typically used at the beginning of a surgical procedure to locate and provide a channel for the placement of the diagnostic or therapeutic device involved.

There are two significant trends affecting the growth and development of the Company's component product business. The first is the rapidly growing use of implantable defibrillation devices in the treatment of sudden cardiac death. The second trend is the development of less invasive diagnostic and therapeutic procedures in the cardiovascular and interventional medicine segments. These procedures require improved diagnostics, therapies, and placement of medical devices such as stents. Significant international markets also exist in Europe and Japan.

The primary companies involved in the industry segments mentioned above include Medtronic, Inc., Guidant Corporation, the St. Jude Medical and Sulzer Intermedics. In addition, numerous early stage companies are pursuing new technologies in cardiovascular and interventional medicine, especially neurological intervention. The Company anticipates that the cardiovascular and interventional medicine industry will continue to experience significant consolidation with the acquisition of earlier stage companies by the major industry participants. The Company believes that this consolidation will not hinder its component products segment growth opportunity as the major participants continue to seek multiple supply sources for critical device components such as those offered by the Company.

Competition

The component products segment competes on the basis of superior quality of processes and production, rapid and flexible customer response, and to a modest degree, price. The component part usually comprises a minor portion of the total device-level price. Accordingly, vendor performance and responsiveness are generally more critical factors. There are four primary competitors to the Company, all of which are privately held. One competitor is substantially larger than the Company and dominates the industry with annual revenues estimated in the range of $100,000,000. Given the concentration of the wire component product industry, the Company believes that medical device customers are generally motivated to promote healthy competition among their various suppliers in order to ensure multiple supply sources for their critical device components.

Intellectual Property

Description of the Branded Products Segment

In its branded products business, the Company relies on patents, trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. Supple Peri-Guard, which is used in the manufacture of the majority of the Company's Tissue-Guard products, is protected exclusively by trade secrets. The Company owns United States patents related to Peri-Strips, Peri-Strips Dry and Peri-Guard. The Company also has an exclusive, worldwide, perpetual license to make, use and sell its Flo-Rester product. The Company currently has a United States patent pending relating to Ocu-Guard. (See Important Factors -- Risks associated with Intellectual Property on Page 15 of this Report.)

Description of the Component Products Segment

In its component products business, the Company practices strict trade secret discipline with all employees, consultants, customers and other parties. A non-disclosure protocol is maintained on behalf of each of its customers, consistent with the highly competitive nature of these customers at the base device-level. The technology and equipment utilized in the manufacturing process is a combination of proprietary know-how, and the adaptation of and development utilizing readily-available equipment.

Marketing and Customers

Description of the Branded Products Segment

The Company's branded products strategy is to ensure that the Company has products of superior quality supported by innovative and effective sales and marketing programs. These programs include surgical trade shows, support of the gathering, publication and presentation of clinical data and new product information by key physicians and the development of strategic physician alliances. The sales and marketing strategy of the Company also includes developing and maintaining a close working relationship with the hospitals and surgeons who purchase and use the Company's products in order to assess and satisfy their needs.

The Company sells its products through a combination of third-party distributors and independent sales representatives. The Company's marketing and sales function works closely with these distributors and representatives on the implementation of marketing strategy and sales assistance including product knowledge, training and presentation. The Company generally has written agreements with its distribution partners. These agreements generally impose limited geographic exclusivity and minimum purchase obligations. These agreements are typically terminable upon breach of the agreement by the distributor, including breach of the minimum sales obligations imposed by the agreement.

The Company's products are sold to hospitals and surgeons worldwide. For the fiscal years ended October 31, 1998, 1997 and 1996, approximately 22%, 24%, and 22% of the Company's revenue, respectively, were from sales in international markets. The majority of the Company's international sales are in Europe and Asia. In fiscal 1998, three domestic distributors accounted for a total of 39% of the Company's gross revenues, each in excess of 10%. In fiscal 1997 and 1996, the same three domestic distributors each accounted for more than 10% of the Company's gross revenue

Description of the Component Products Segment

The component products segment's strategy is to proactively seek significant partnerships with each of the primary participants in the medical device markets it serves. The primary marketing strategy is to provide a rapid, flexible and creative response to customer needs, coupled with state of the art, high quality production response. The Company utilizes its Technology Center and Rapid Response Unit for design, development and prototype services. The utilization of these highly-technical solutions and timely, effective delivery of development prototypes is believed to provide a key competitive advantage to both the customer and the component products business. The component products segment has also achieved ISO 9002 certification as a further demonstration to its customers of its quality commitment. The segment's internal sales and marketing function is supplemented by the capabilities of an external third party sales representative group.

Information Regarding Both Segments

Backlog

The branded products segment normally does not experience significant backlogs. Because the component products business is "build-to-order", the component products segment typically has firm customer orders awaiting manufacture and future release. The component products order backlog was $1,051,000 at October 31, 1998 as compared to $996,964 at October 31, 1997. The component products segment does not expect any difficulty fulfilling these backlog orders within fiscal 1999. The Company does not believe that its backlog is a meaningful indicator of its future business in the component products segment.

Raw Materials

The Company acquires bovine pericardium for use in the Tissue-Guard product line from United States Department of Agriculture ("USDA") inspected meat packing facilities. The Company acquires human umbilical cords for use in Biograft from various hospitals throughout the United States. The supply of wire, plastics and plastic components required for the branded surgical productivity tools and component products is currently adequate. The Company has not experienced any product shortages arising from interruptions in the supply of any raw materials or components, and has identified alternative sources of supply for significant raw materials and components.

Research and Development

The Company is focusing its research and development expenditures on branded product opportunities utilizing existing and newly developed technological expertise in the processing of biological tissues. Current branded development efforts, at this time, are primarily directed towards a stent covering utilizing biological tissue and a small diameter graft. In addition, the Company is committed to the design and engineering of product opportunities within the component product business. The Company's research, development and engineering staff consists of four scientists, four engineers, and four technicians. The Company also expands its research and development activities through the use of external consultants and research centers' staff and facilities on an as-needed basis, typically related to pre-clinical studies. The Company spent approximately $1,548,000, $1,258,000 and $909,000 on research and development in fiscal 1998, 1997 and 1996, respectively.

The Company is developing a biological tissue stent covering that is responsive to the technical challenges encountered in the medical industry related to covering stents, the devices used to hold open blood vessels in certain angioplasty procedures. The objective of the Company's covering technology is to produce the ideal tissue profile for use in a broad range of stent applications. The Company is undertaking a pre-clinical study regarding the use of its biological tissues as a stent covering with the first preliminary results expected to take up to six months.

The Company restructured its research and development function and redefined its leadership, which has resulted in new explorations of the scientific challenges that were experienced with previous small diameter graft models. The Company has now developed new technology which may provide better patency outcomes, addressing certain critical questions identified with the prior graft model. However, continued research and development efforts are required to deal with a remaining technological question before the Company can commence pre-clinical studies. The small diameter graft is anticipated to have both peripheral and coronary applications.

The Company also targets research resources to the design and engineering of development stage solutions to meet its component products customers' specifications. This is a partnership to resolve problems and achieve high performance solutions, typically occurring when the customer's program is entering the prototype stage. The component products business provides creative, highly technical solutions and effective iterative prototype services as the manufacturing design is developed and refined. The design rights to the components produced by the segment accrue to the customer in the vast majority of cases.

Governmental Regulation

General

The medical device industry in which the Company's branded products segment and the customers of the Company's component product segment operate is subject to extensive and rigorous regulation by the Food and Drug Administration ("the FDA") and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction, manufacturing, labeling and record keeping procedures for medical devices including the Company's branded products and medical devices incorporating the Company's component products.

Food and Drug Administration

FDA regulations classify medical devices as either Class I, II or III devices, which are subject to general controls, special controls or pre-market approval ("PMA") requirements, respectively. While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices, as well as some Class I devices to be cleared by a 510(k) pre-market notification prior to marketing. This establishes that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 became effective. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established, or if the FDA determines that the device or the particular application for the device requires a more rigorous review, the FDA will require the manufacturer to submit a PMA application for a Class III device that must be carefully reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The PMA application must contain the results of clinical trials and relevant prototype tests, laboratory and animal studies. It must also contain a complete description of the device , its components and a detailed description of the methods, facilities and controls used for manufacturing, including the method of sterilization. In addition, the submission must include the proposed labeling, advertising literature and training methods, if applicable. The process of obtaining PMA can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all. Moreover PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

Of the Company's current branded products, Biograft is Class III device. Biograft received marketing clearance from the FDA pursuant to the PMA process. All other branded products have all been classified as Class II medical devices and have received 510(k) marketing clearance from the FDA.

The Company's branded products manufacturing operation is subject to periodic inspections by the FDA, whose primary purpose is to audit the Company's compliance with the Quality System Regulations ("QSR") published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. The Company believes that its manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations.

International Regulation

International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations and duties and tax. Many of these regulations are similar to those of the FDA. In Japan, a potentially significant market for the Company's branded products, clinical trials of certain branded products are required before such products can be cleared for sale in the Japanese market. To date, this has delayed the Company's market entry in some cases, but has not ultimately prevented sales in Japan of any of the Company's branded products. The Company relies on its independent distributors to comply with the majority of the foreign regulatory requirements, including registration of the Company's branded products with the appropriate governmental authorities. To date, the Company has been successful in complying with the regulatory requirements in most foreign countries in which its branded products are marketed. (See Important Factors -- Risks Associated with Bovine Tissue Products on Page 16 of this Report.)

The registration system in the European Union ("EU") for the Company's branded products requires that the Company's quality system conform with the ISO 9001 international quality standard and that its branded products conform with "essential requirements" set forth by the Medical Device Directive ("MDD"). The Company's manufacturing facilities and processes under which the Company's branded products are produced were inspected and audited by the British Standards Institute ("BSI") to verify the Company's compliance with the essential requirements of the MDD. BSI also verified that the Company's quality system conforms with the ISO 9001 international quality standard and that its products conform with the "essential requirements" set forth by the MDD for the class of branded products produced by the Company. BSI certified the Company's conformity with both the ISO 9001 standard and the MDD essential requirements, entitling the Company to place the "CE" mark on the all the Company's current branded products, except Biograft which is exempt. (See Important Factors -- Risks Associated with Human Tissue Products on Page 15 of this Report.)

Third Party Reimbursement

The Company's branded products are purchased primarily by hospitals and other end-users, and its unbranded component products are sold directly to medical device manufacturers which distribute finished medical devices to hospitals and other end-users. Hospitals and end-users of such products, in turn, bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private health insurance plans and managed care organizations, reimburse all or part of the costs and fees associated with the procedures utilizing the Company's products.

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

In January 1996, HCFA made a national policy decision not to reimburse LVRS. These surgeries had been reimbursed nationwide on a regional basis during fiscal 1994 and 1995. The Company estimates that approximately 70% of the patients undergoing LVRS in fiscal 1995 were Medicare patients. In April 1996, the National Institute of Health ("NIH") announced a collaborative study of LVRS with HCFA. This study, the National Emphysema Treatment Trial ("NETT"), as it is currently structured is limited to a small number of patients relative to the number of Medicare dependent patients who would otherwise be eligible for the LVRS procedure. HCFA and NIH have estimated it will take approximately five years if the study goes to completion and will include approximately 4,700 Medicare patients, with a little more than half of those receiving the LVRS procedure. This represents less than 2% of those currently estimated to benefit from LVRS.

The Company believes that many private insurance companies and managed care organizations are continuing to reimburse LVRS based on their own evaluation of the procedure and its outcomes. It is unknown whether these private payers will change their reimbursement practices in the future. If these private payers change their reimbursement practices, such action would have a negative impact on the related sales of the Company's Peri-Strips and Peri-Strips Dry products.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators and regulators and third party payers to curb these costs. The development or increased use of more cost effective treatments for diseases requiring surgeries currently utilizing the Company's branded products could cause such payers to decrease or deny reimbursement for such surgeries or to favor non-surgical alternatives. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan. Higher managed care utilization typically drives down the payments for health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payer measures may have on its future business, financial condition or results of operations.

Employees

At October 31, 1998, the Company employed approximately 175 full-time and part-time individuals. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

-------------------------------------------------------------------------------------------------------------
Net Revenues by Geographic Area:                                1998               1997              1996
-------------------------------------------------------------------------------------------------------------
United States                                                $ 9,388,694         $7,399,237       $ 7,906,109
-------------------------------------------------------------------------------------------------------------
Europe and Middle East                                         1,559,038          1,412,675         1,371,867
-------------------------------------------------------------------------------------------------------------
Asia and Pacific Region                                          824,895            666,201           623,884
-------------------------------------------------------------------------------------------------------------
Other                                                            244,752            215,934           222,849
-------------------------------------------------------------------------------------------------------------
  Total Revenues                                             $12,017,379         $9,694,047       $10,124,709
-------------------------------------------------------------------------------------------------------------
Percent of International Revenues to Total Net Revenues              22%                24%               22%
-------------------------------------------------------------------------------------------------------------

The Company operates primarily in the United States, Europe and Asia. Revenues are attributed to countries based on the location of the customer. All of the Company's assets are located in the U.S.

ITEM 1A -- Important Factors

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

Risks Associated with the Acquisition of Jer-Neen

Following the recent acquisition of Jer-Neen, the separate businesses and operations of Bio-Vascular and Jer-Neen have been continued largely intact, with each continuing to separately manufacture their branded and component products, respectively, and serve their respective customers and markets, with Jer-Neen operating as a wholly owned subsidiary of Bio-Vascular. In making this acquisition, the Company did not contemplate significant integration of the separate businesses, operations or systems, nor did the acquisition seek specific operating efficiencies or synergies as a result of the combination of the two companies. The success of the combined organization will be dependent upon the ability of each of these separate businesses to accomplish their respective strategic growth and profitability objectives.

In connection with the acquisition of Jer-Neen, the Company recorded intangibles, including goodwill, of approximately $6,600,000. The Company will amortize these intangibles over lives of up to 15 years, and therefore the related amortization will reduce the Company's pre-tax operating income.

Limitations on Third-Party Reimbursement

The Company's branded products are purchased primarily by hospitals and other end-users, and its unbranded component products are sold directly to medical device manufacturers who distribute finished medical products to hospitals and other end-users. Hospitals and end-users of such products, in turn, bill various third-party payers, including government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Third-party payers may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established third-party payer protocol regarding treatment methods or was used for an unapproved indication.

Third-party payers are also increasingly challenging the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. The Company is unable to predict what changes will be made in the reimbursement methods used by third-party payers. There can be no assurance that procedures in which the Company's products are directly or indirectly used will continue to be considered cost-effective by third-party payers, that reimbursement for such procedures will be available or, if available will continue, or that third-party payers' reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. The costs of health care have risen significantly over the past decade, and there have been, and may continue to be, proposals by legislators, regulators and third-party payers to curb these costs. Failure by hospitals and other end-users of the Company's products to obtain reimbursement from third-party payers, changes in third-party payers' policies towards reimbursement for procedures directly or indirectly using the Company's products, or legislative action could have a material adverse effect on the Company's business, financial condition and results of operations.

As discussed above, in January 1996, HCFA made a national policy decision not to reimburse LVRS, which had been a primary use for the Company's Peri-Strips product prior to the decision. The Company understands that many private payers, insurance companies and managed care organizations are continuing to reimburse LVRS based on their own evaluation of the procedure and its outcomes. The Company estimates that 80% of its domestic revenues from the sale of Peri-Strips result from the use of Peri-Strips in LVRS. It is unknown whether these private payers will change their reimbursement practices in the future. If these private payers change their reimbursement practices, it could have a material, adverse impact on the Company's business, financial condition and results of operations.

Highly Competitive Industries and Risk of Technological Obsolescence

The Company faces intense competition. The medical products industry is highly competitive and characterized by rapid innovation and technological change. The Company expects technology to continue to develop rapidly, and the Company's success will depend, to a large extent, on its ability to maintain a competitive position with its technology. Additionally, the success of the Company's component business will depend on the ability of its customers to maintain a competitive position with their technology. There can be no assurance that the Company will be able to compete effectively in the marketplace or that products developed by its competitors, or developed by competitors of its component business customers, will not render the Company's products obsolete or non-competitive. Similarly, there can be no assurance that these competitors will not succeed in developing or marketing products that are viewed by physicians as providing superior clinical performance or are less expensive relative to the products currently marketed or to be developed by the Company or its component business customers.

Several established companies manufacture and sell products which compete with all of the Company's products. Some of the companies with which the Company competes have greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. In addition, many of the Company's competitors offer broader product lines within the Company's specific product markets. Broad product lines may give the Company's competitors the ability to negotiate exclusive, long-term medical product or component supply contracts and the ability to offer comprehensive pricing for their products, including those that compete with the Company's products. Competitors who offer broad product lines may also have a significant advantage in competing with the Company's branded products for sales to group purchasing organizations and managed care organizations that increasingly seek to reduce costs. There can be no assurance that the Company will be able to compete effectively with such manufacturers.

Risks Associated with Intellectual Property

The Company protects its technology through trade secrets, proprietary know-how and patents, both owned and licensed. The Company seeks to protect its trade secrets and proprietary know-how through confidentiality agreements with employees, consultants and other parties. Supple Peri-Guard, which is used in the manufacture of the majority of the Company's Tissue-Guard products, is protected exclusively by trade secrets (although Peri-Guard is protected by patent). There can be no assurance that the Company's trade secrets or confidentiality agreements will provide meaningful protection of the Company's proprietary information or, in the event of a breach of any confidentiality agreement, that the Company will have adequate remedies. Additionally, there can be no assurance that any pending or future patent applications will result in issued patents, or that any current or future patent, regardless of whether the Company is an owner or licensee of such patent, will not be challenged, invalidated or circumvented or that the rights granted thereunder or under its licensing agreements will provide a competitive advantage to the Company. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company or that the Company's technology does not, or will not, infringe patents or other rights owned by others.

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

Risks Associated with Human Tissue Products

Both the United States and Europe have recently focused attention on the safety of tissue banks, spurred by incidents of the transmission of human disease during tissue transplantation. In the United States, regulations drafted by the FDA have outlined requirements for tissue banks. Although the current regulations have specifically excluded from regulation medical devices subject to FDA review, including preserved umbilical cord vein grafts such as Biograft, proposed rules indicate that medical devices containing human tissue products may be subject to additional controls. As a result, Biograft may be subject to additional regulations in the United States and the related expensive donor screening and donor testing procedures. However, it is uncertain when the FDA impose these additional regulatory requirements on Biograft or that Biograft would be able to meet any such new requirements.

The long-term future regulatory environment for Biograft in Europe is uncertain. The MDD issued by the EU explicitly excludes medical devices from human tissue; however, there is an effort developing to include such devices under a comprehensive regulatory program. This effort is in the early stages; the Company understands that a consensus on such a directive could take several years. In addition, if extensive donor screening and donor testing requirements are imposed, such requirements could make it uneconomical to sell Biograft in Europe even under a regulatory program. Biograft accounted for 7% and 8% of the Company's net revenue for the years ended October 31, 1998 and 1997, respectively.

Risks Associated with Bovine Tissue Products

Bovine Spongiform Encephalopathy ("BSE") has been endemic in cattle in the United Kingdom and has received much publicity in Europe regarding beef for dietary consumption. Under the direction of the USDA, the U.S. government has had an active program of surveillance and import controls since the late 1980's, designed to prevent the introduction of BSE into U.S. cattle. To date all evidence indicates that U.S. cattle are free of BSE. The Company obtains all of its raw pericardium for its Tissue-Guard products from USDA-inspected slaughterhouses. The Company cannot predict whether or not a case of BSE may someday be reported in the United States. If a case of BSE were reported in U.S. cattle, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's notified body under the MDD, the BSI, and French authorities have specifically reviewed Tissue-Guard sourcing and manufacturing processes and have then certified the Company's bovine pericardium products. Although the Company does not anticipate that countries will prohibit the sale of Tissue-Guard products as a result of concerns related to BSE, such prohibition by certain countries could have a material adverse effect on the Company's business, financial condition and results of operation.

Governmental Regulation

The medical device industry in which the Company's branded products segment and the customers of the Company's component product segment operate is subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction, manufacturing, labeling and record keeping procedures for medical devices, including the Company's branded products and medical devices incorporating the Company's component products. The process of obtaining marketing clearance from the FDA for new products and new applications for existing products can be time-consuming and expensive, and there is no assurance that such clearances will be granted or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or additional applications for existing products. In addition, certain of the Company's branded products and devices incorporating component products that are in the research and development stage may be subject to a lengthy and expensive PMA process with the FDA. Even if regulatory approvals to market a product are obtained from the FDA, these approvals may entail limitations on the indicated uses of the product. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's branded products or medical devices incorporating the Company's component products, and has the power to require the recall of such products, if indicated. If enacted, proposed regulations currently under consideration by the FDA could also adversely impact the use and marketing of certain of the Company's branded products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

The FDA and various state and foreign regulatory agencies inspect the Company and its manufacturing facilities for branded products from time to time to determine whether the Company is in compliance with regulations relating to manufacturing practices, validation, testing, quality control and product labeling. A determination that the Company is in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures and, in extreme cases, criminal sanctions, depending on the nature of the violation.

International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. In Japan, a potentially significant market for the Company's branded products, clinical trials of certain of the Company's branded products are required before such products can be cleared for sale in the Japanese market. The Company relies on independent distributors to comply with such foreign regulatory requirements. As a result, communication between foreign regulatory agencies and the Company is indirect as it occurs through the foreign distributor. The inability or failure of independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors' ability to sell the Company's branded products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

The registration process in the EU for the Company's branded products requires that the Company's quality system conform with the ISO 9001 international quality standard and that its branded products conform with "essential requirements" set forth by the MDD. Compliance with these requirements will allow the Company to issue a "Declaration of Conformity" and apply the CE mark to branded products, allowing free sale in the EU. While the Company has obtained the "CE" mark for all of its current branded products (except for Biograft, which is exempt), there can be no assurance that the Company will be able to maintain compliance with the regulations to retain the CE mark. In addition, there can be no assurance that the Company will be successful in obtaining the CE mark for new product introductions. Devices incorporating the Company's component products are also subject to these requirements, and there can be no assurance that the Company's component business customers will be successful in obtaining or maintaining compliance with the EU regulatory process for their current or future products.

Exposure to Product Liability Claims; Risk of Product Recall

The medical product industry historically has been litigious, and the manufacture and sale of the Company's products inherently entails a risk of product liability claims. In particular, the Company's principal branded and a significant portion of its component products are designed to be permanently placed in the human body, and production or other errors could result in an unsafe product and injury to the patient. The Company maintains product liability insurance coverage on a claims-made basis with an annual aggregate limit of $7 million, subject to an annual aggregate self-insured retention of $250,000. Although the Company believes these amounts to be adequate based upon the nature and risks of its business in general and its actual experience to date, there can be no assurance that one or more liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms, if at all. Furthermore, the Company does not expect to be able to obtain insurance covering its costs and losses as the result of any recall of its products due to alleged defects, whether such a recall is instituted by the Company or required by a regulatory agency. A product liability claim, recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business, financial condition and results of operations of the Company.

Dependence on Domestic and International Distributors and Sales Representatives

Sales to both domestic and international distributors and sales representatives constitute a significant portion of the Company's current business related to its branded products. For the years ended October 31, 1998 and 1997, three domestic distributors accounted for an aggregate of 39% and 44%, respectively, of net revenue, with each of such distributors accounting for in excess of 10% of the Company's net revenue for those periods. The Company also relies on sales representative organizations for certain of its domestic branded product business and relies on a number of distributors for all of its international branded product business. There can be no assurance that the Company will be able to maintain its relationships with any of its distributors or sales representatives, or, in the event of termination of any of such relationships, that a new replacement distributor or sales representative will be found. The loss of a significant distributor or a significant number of other distributors or sales representatives could materially adversely affect the Company's business, financial condition and results of operations if another suitable sales organization could not be found on a timely basis to serve the relevant geographic market.

Year 2000 Compliance

The Company and third parties with which the Company does business are significantly dependent upon information systems and other systems which may be susceptible to the so-called Year 2000 problem. The Company has initiated comprehensive internal Year 2000 identification and remediation efforts, although there can be no assurance that the Company will be able to fully identify and address all of its internal Year 2000 issues as a result of these efforts. As a part of its Year 2000 initiatives, the Company intends to request information from its business partners as to their Year 2000 compliance in order to assess and mitigate the Company's risks. There can be no assurance, however, that Year 2000 issues encountered by such parties will not have a material, adverse effect on the Company's business, financial condition and results of operations.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the EU are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro, and to adopt the euro as their common legal currency on that date. The Company currently denominates all of its foreign transactions in U.S. dollars, and therefore is not presently faced with the task of converting its information systems and practices to accommodate euro conversion. Euro conversion is, however, expected to generally increase cross-border price transparency among the participating countries and result in a more competitive European market. The Company is uncertain as to the effect, if any, that euro conversion will have on its ability to sell its products in the European market. Euro conversion could potentially impact pricing strategies and demand for the Company's products in the European market, lead to increased competition within the European market for the specific types of products manufactured and sold by the Company, or impact the Company's international distributor relationships. The Company could also potentially be required to denominate future transactions in the euro and incur currency risk and conversion start-up costs as a result. There can be no assurance that euro conversion will not have a material, adverse effect on the Company's business, financial condition and results of operation.

Dependence on Significant Customer

Sales to one customer of the Company's component products business accounted for approximately 45% of the business segment's revenue for the twelve-month period ended October 31, 1998. There can be no assurance that the Company will be able to maintain its relationship with this significant customer, or in the event of termination of the relationship, that the Company will be able to replace production levels with new or existing customers. The loss of the significant customer could materially adversely affect the Company's business, financial condition and results of operations.

ITEM 2 -- Properties

The Company leases approximately 36,000 square feet of office and manufacturing space at 2575 University Avenue, St. Paul, Minnesota. The base rent of this lease, which commenced August 1, 1995 and expires July 31, 2005, is approximately $255,000 annually. The Company also leases a 25,000 square foot manufacturing facility at 475 Apollo Drive, Lino Lakes, Minnesota. The base rent of this lease, which commenced December 1, 1997 and expires five years from that date, with a subsequent five year option, is approximately $103,000 annually. The Company pays apportioned real estate taxes and common costs on both leased facilities. The Company believes that its current space is adequate for the foreseeable future.

ITEM 3 -- Legal Proceedings

None.

ITEM 4 -- Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A -- Executive Officers of the Registrant

The Company's executive officers, their ages, and their offices held as of December 31, 1998 are as follows:


Name                                    Age    Title
----                                    ---    -----
M. Karen Gilles.....................    56     President, Chief Executive Officer and Director
David A. Buche......................    37     Vice President of Marketing and Sales
Connie L. Magnuson .................    37     Vice President of Finance, Chief Financial Officer and
                                               Corporate Secretary
B. Nicholas Oray, Ph.D. ............    47     Vice President of Research and Development
Thomas J. Pepin.....................    47     Vice President of Operations
James F. Pfau.......................    56     President of Jer-Neen Manufacturing Co., Inc.


M. Karen Gilles. Ms. Gilles has served as President and Chief Executive Officer of the Company since July 1997 and as a Director of the Company since August 1997. Prior to July 1997, Ms. Gilles held the positions of Chief Financial Officer of the Company from December 1990, Vice President of Finance from 1989, and Secretary of the Company from November 1991. Ms. Gilles served as the Director of Finance and Administration of the Company from April 1989 to December 1989. Ms. Gilles also serves on the Board of Directors of Reuter Manufacturing, Inc.

David A. Buche. Mr. Buche has served as Vice President of Marketing and Sales since January 1998. Prior to January 1998, Mr. Buche held the positions of Director of Marketing from November 1997 and Director of International Marketing and Sales from March 1995. From 1988 to February 1995, Mr. Buche held various product and sales management positions at Spectranetics Corporation, a company that develops and markets technology for interventional cardiovascular therapy.

Connie L. Magnuson. Ms. Magnuson joined the Company as Chief Financial Officer and Vice-President of Finance in November 1997 and has served as Corporate Secretary since February 1998. From March 1997 to November 1997, Ms. Magnuson served as Treasurer of Northern Technologies International Corporation. From 1996 to March 1997, Ms. Magnuson served as a private financial consultant. From 1983 to 1996, Ms. Magnuson held a series of positions with Deloitte and Touche LLP, a public accounting firm, including Audit Senior Manager and Director of Human Resources for their Minneapolis office.

B. Nicholas Oray, Ph.D. Dr. Oray joined the Company as Vice-President of Research and Development in April 1998. From 1997 to April 1998, he served as Director of Research and Development at Seatrace Pharmaceuticals Inc. From 1993 to 1996, Dr. Oray held a series of positions with CryoLife Inc., including Director of Bioadhesive Manufacturing and Associate Director of Biomedical Products Laboratory. From 1991 to 1993, he held several positions with F.A.C.T., a clinical research organization, including Director of Regulatory Affairs and Associate Director of Clinical Trials Operations. From 1988 to 1990, Dr. Oray served as Director of Manufacturing, Director of Sterile Manufacturing and Director of Purification and Production Group at Carrington Laboratories, Inc.

Thomas J. Pepin. Mr. Pepin joined the company as Vice President of Operations in January 1998. From June 1995 to December 1998, Mr. Pepin served as Director of Peripheral Operations at Schneider Inc., a manufacturer of medical stents, balloon catheters and guide wires. From September 1990 to March 1995 Mr. Pepin held positions as the Director of Operations and Quality Affairs at Orthomet Inc., a designer and manufacturer of orthopedic implants. From 1976 to September 1990, Mr. Pepin held various management positions at Cardiac Pacemakers Inc., a manufacturer of pacemakers and defibrillators.

James F. Pfau. Upon completion of the Company's acquisition of Jer-Neen in July 1998, Mr Pfau was named President of Jer-Neen, having previously served as Managing Director of Jer-Neen since October 1994. From 1990 to 1994, Mr. Pfau was a business consultant and, for a period during that time, served as CEO and President of a medical software start-up company.

PART II

ITEM 5 -- Market for Registrant's Common Equity and Related Stockholder Matters

The information under the caption "Common Stock Information" on page 24 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 6 -- Selected Financial Data

The financial information in the table under the caption "Financial Highlights" in the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7  -- Management's Discussion and Analysis of Financial Condition and
           Results of Operations

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9-12 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7A -- Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8 -- Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements and related Notes thereto and the Report of Independent Accountants in the Company's 1998 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Quarterly Results" in the Company's 1998 Annual Report.

ITEM 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10 -- Directors and Executive Officers of the Registrant

(a)  Directors of the Registrant:

     The information under the caption "Election of Directors" in the Registrant's 1999 Proxy Statement is incorporated herein by reference.

(b)  Executive Officers of the Registarnt:

     Information concerning Executive Officers of the Company is included in this Report on page 19 under Item 4A, "Executive Officers of the Registrant".


(c)  Compliance with Section 16(a) of the Exchange Act:

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the

     Registrant's 1999 Proxy Statement is incorporated by reference herein.

ITEM 11 -- Executive Compensation

The information under the captions "Executive Compensation" and "Election of Directors - Directors' Compensation" in the Registrant's 1999 Proxy Statement is incorporated by reference herein.

ITEM 12 -- Security Ownership of Certain Beneficial Owners and Management

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Registrant's 1999 Proxy Statement is incorporated by reference herein.

ITEM 13 -- Certain Relationships and Related Transactions

The information under the caption "Certain Transactions" in the Registrant's 1999 Proxy Statement is incorporated by reference herein.


PART IV

ITEM 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  List of documents filed as part of this Report:

     1)   Financial Statements, Related Notes and Report of Independent
          Accountants:

          The following items are incorporated herein by reference from the pages indicated in the Company's 1998 Annual Report:

                                                                           Page
                                                                           ----

          - Consolidated Balance Sheets as of October 31, 1998 and 1997      13
          - Consolidated Statements of Operations for the Years Ended
                October 31, 1998, 1997 and 1996                              14
          - Consolidated Statements of Shareholders' Equity for the
                Years Ended October 31, 1998, 1997 and 1996                  15
          - Consolidated Statements of Cash Flows for the Years Ended
                October 31, 1998, 1997 and 1996                              16

          - Notes to Consolidated Financial Statements                    17-23

          - Report of Independent Accountants                                24

     2)   Financial Statement Schedules:

          The unaudited selected quarterly financial data included under the caption "Quarterly Results" on page 24 of the Company's 1998 Annual Report is incorporated herein by reference.

          The following financial statement schedule and Report of Independent Accountants thereon are included herein and should be read in conjunction with the Consolidated Financial Statements referred to above (page numbers refer to pages in this Annual Report on Form 10-K):

                                                                           Page
                                                                           ----
          - Report of Independent Accountants on Financial Statement
                 Schedule                                                    24
          - Schedule II - Valuation and Qualifying Accounts                  25

          All other financial statement schedules not listed have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable.

     3)   Exhibits:

          The exhibits to this Annual Report on Form 10-K are listed in the
          Exhibit Index on pages E-1 to E-3 of this Report.

          The Company will furnish a copy of any exhibit to a shareholder who requests a copy in writing upon payment to the Company of a fee of $5.00 per exhibit. Requests should be sent to: Connie L. Magnuson, Vice President of Finance and Chief Financial Officer; Bio-Vascular, Inc.; 2575 University Avenue; St. Paul, Minnesota 55114-1024.

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report of Form 10-K pursuant to Item 14(c):

               A. 1988 Stock Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992 (File No. 0-13907)).

               B. 1995 Stock Incentive Plan, as amended (filed herewith electronically).

               C. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.18 to the Company's Annual Report of Form 10-K for the year ended October 31, 1997 (File No. 0-13907)).

               D. Form of Change in Control Agreement entered into between the Company and Ms. Gilles (incorporated by reference to Exhibit
                    10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

               E. Form of Change in Control Agreement entered into between the Company and each of Ms. Connie L. Magnuson and Mr. Thomas J. Pepin dated January 12, 1998 and Mr. David Buche dated January 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1998 (File No. 0-139070)).

               F. Employment Agreement dated July 31, 1998 among the Company, Jer-Neen Manufacturing Co., Inc. and James Pfau (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 1998 (File No. 0-13907)).

               G. Change in Control Agreement dated July 31, 1998 between the Company and James Pfau (incorporated by reference to Exhibit
                    10.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 1998 (File No. 0-13907)).

(b)  Reports on Form 8-K:

     During the quarter ended October 31, 1998 the Company filed the following reports on Form 8-K in connection with the acquisition of Jer-Neen:

     i) Current Report on Form 8-K, dated July 31, 1998, reporting Item 2 -- Acquisition or Disposition of Assets.


     ii) Amendment No. 1 to Current Report on Form 8-K/A, dated July 31, 1998, reporting Item 2 -- Acquisition or Disposition of Assets and Item 7 -- Financial Statements and Exhibits. Amendment No. 1 indicated that financial statements and exhibits were not available at the time of filing, but would be filed within sixty days from the date that the report was first required to be filed.

     iii) Amendment No. 2 to Current Report on Form 8-K/A, dated July 31, 1998, reporting Item 7 -- Financial Statements and Exhibits. Amendment No. 2 included audited financial statements of Jer-Neen as of and for the year ended October 31, 1997, unaudited interim financial statements as of July 31, 1998 and for the nine month periods ended July 31, 1998 and 1997, and pro forma financial information for the year ended October 31, 1997 and for the nine month period ended July 31, 1998.

     iv) Amendment No. 3 to Current Report on Form 8-K/A dated July 31, 1998, reporting Item 7 -- Financial Statements and Exhibits. Amendment No. 3 included audited financial statements of Jer-Neen as of and for the year ended October 31, 1997, unaudited interim financial statements as of July 31, 1998 and for the nine month periods ended July 31, 1998 and 1997, and pro forma financial information for the year ended October 31, 1997 and for the nine month period ended July 31, 1998.

(c)  Exhibits:

     The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

(d)  Financial Statement Schedules:

     The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Shareholders and Board of Directors
Of Bio-Vascular, Inc.

Our report on the consolidated financial statements of Bio-Vascular, Inc. as of October 31, 1998 and 1997, and for each of the three years in the period ended October 31, 1998 has been incorporated by reference in this Form 10-K from page 24 of the 1998 Annual Report to Shareholders of Bio-Vascular, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included on page 25 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                    PRICEWATERHOUSECOOPERS LLP




Minneapolis, Minnesota
December 8, 1998

                                  SCHEDULE II

--------------------------------------------------------------------------------
BIO-VASCULAR, INC.
VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                 Balance at  Charged to               Balance
                                 beginning    cost and               at end of
Description                      of period    expenses    Deductions  period

--------------------------------------------------------------------------------

Allowance for doubtful accounts:

Year ended October 31, 1998....  $ 21,400     $112,655      $5,977      $128,078

Year ended October 31, 1997....    21,400           --          --        21,400

Year ended October 31, 1996....    20,000       36,592      35,192        21,400



--------------------------------------------------------------------------------

                                 Balance at  Charged to               Balance
                                 beginning    cost and               at end of
Description                      of period    expenses    Deductions  period

--------------------------------------------------------------------------------

Reserve for obsolete inventories:

Year ended October 31, 1998....   $373,000    $194,263     $87,443   $479,820

Year ended October 31, 1997....    368,000     116,031     111,031    373,000

Year ended October 31, 1996....     46,000     354,822      32,822    368,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BIO-VASCULAR, INC.





                                         By  /s/ M. Karen Gilles
                                           ------------------------------------
                                             M. Karen Gilles, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



                                              Dated: January 29, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 29, 1999 by the following persons on behalf of the registrant and in the capacities indicated.




/s/ M. Karen Gilles
---------------------------------------
M. Karen Gilles
     President, Chief Executive Officer and Director


/s/ Connie L. Magnuson
---------------------------------------
Connie L. Magnuson
     Vice President of Finance and Chief Financial Officer
     (Principal Financial and Accounting Officer)


/s/ Timothy M. Scanlan
---------------------------------------
Timothy M. Scanlan
     Chairman, Board of Directors


/s/ Richard W. Perkins
---------------------------------------
Richard W. Perkins, Director


/s/ Anton R. Potami
---------------------------------------
Anton R. Potami, Director


/s/ William G. Kobi
---------------------------------------
William G. Kobi, Director


/s/ Edward E. Strickland
---------------------------------------
Edward E. Strickland, Director

BIO-VASCULAR, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------

2.1 Acquisition Agreement and Plan of Reorganization by and among the Company, Jer-Neen Acquisition, Inc., Jer-Neen Manufacturing Co., Inc., George Nelson, Jr., Ronald Breckner, James Pfau, Willard Sykes and Catherine Sykes dated July 31, 1998 (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 1998 (File No. 0-13907)).

3.1 Restated Articles of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No. 0-13907)).

3.2 Amendment to Restated Articles of Incorporation of the Company, as amended, dated March 20, 1997 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No. 0-13907)).

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

4.3 Restated Articles of Incorporation of the Company, as amended (see Exhibit 3.1).

4.4 Amendment to Restated Articles of Incorporation of the Company, as amended, dated March 20, 1997 (see Exhibit 3.2).

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

BIO-VASCULAR, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------


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

10.10 Confirmatory Assignment dated June 13, 1986 by Genetic Laboratories, Inc., to the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 15, 1986 (File No. 0- 13907)).

10.11 Confirmatory Assignment dated June 13, 1986 by Genetic Laboratories, Inc., to the Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 15, 1986 (File No. 0- 13907)).

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

10.14 1988 Stock Option Plan, as amended, (incorporated by reference to Exhibit
      10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1992 (File No. 0-13907)).

10.15 1995 Stock Incentive Plan, as amended (filed herewith electronically).

10.16 Employee Stock Purchase Plan, as amended (incorporated by reference to
      Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended October 31, 1997 (File No. 0-13907)).

10.17 Form of Change in Control Agreement entered into between the Company and Ms. Gilles (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

10.18 Form of Change in Control Agreement entered into between the Company and each of Ms. Connie L. Magnuson and Mr. Thomas J. Pepin dated January 12, 1998 and Mr. David Buche dated January 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1998 (File No. 0-139070)).

10.19 Employment Agreement dated July 31, 1998 among the Company, Jer-Neen Manufacturing Co., Inc. and James Pfau (incorporated by reference to
      Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 1998 (File No. 0-13907)).

10.20 Change in Control Agreement dated July 31, 1998 between the Company and James Pfau (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 1998 (File No. 0-13907)).

BIO-VASCULAR, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 1998
--------------------------------------------------------------------------------

10.21 Lease Agreement effective August 1, 1995 between the Company and CMS Investors, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

10.22 Purchase and Sale Agreement dated December 1, 1995 among the Company, Bioplasty, Inc. and Uroplasty, Inc. (incorporated by reference to Exhibit
      10.27 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

10.23 License Agreement dated December 1, 1995 between the Company and Uroplasty, Inc. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

10.24 Assignment of U.S. Patent dated December 1, 1995 among the Company, Bioplasty, Inc. and Uroplasty, Inc. (incorporated by reference to Exhibit
      10.29 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

13.1 Portions of the Company's 1998 Annual Report to Shareholders incorporated herein by reference (filed herewith electronically).

21.1  List of Subsidiaries of the Company (filed herewith electronically).

23.1  Consent of PricewaterhouseCoopers LLP (filed herewith electronically).

27.1 Financial Data Schedule for the year ended October 31, 1998 (filed herewith electronically).