Form 10-Q
period 1999-01-31
BIO VASCULAR INC
filed 1999-03-12
CIK 780127

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For quarterly period ended January 31, 1999
                                       OR

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

On March 1, 1999, there were 9,379,689 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS/
AS OF JANUARY 31, 1999 AND OCTOBER 31, 1998
--------------------------------------------------------------------------------

                                                                   January 31,    October 31,
                                                                      1999            1998
                                                                  ------------    ------------
ASSETS                                                             (Unaudited)
Current assets:
Cash and cash equivalents .....................................   $  5,509,179    $  4,383,366
Marketable securities, short-term .............................      1,993,611       3,990,839
Accounts receivable, net ......................................      2,367,834       2,456,018
Inventories, net ..............................................      2,502,263       2,305,924
Deferred income taxes .........................................        172,106         219,754
Other .........................................................        376,690         527,402
                                                                  ------------    ------------
    Total current assets ......................................     12,921,683      13,883,303

Equipment and leasehold improvements, net .....................      4,481,765       4,353,876
Goodwill and other intangible assets, net .....................      7,079,846       7,240,772
Deferred income taxes .........................................        701,695         504,268
                                                                  ------------    ------------
    Total assets ..............................................   $ 25,184,989    $ 25,982,219
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable ..............................................   $    499,199    $    460,337
Accrued expenses ..............................................      1,192,295       1,421,054
Current maturities of long-term obligations ...................        365,564         615,961
                                                                  ------------    ------------
    Total current liabilities .................................      2,057,058       2,497,352

Capital lease obligations .....................................        327,154         392,845
Other noncurrent liabilities ..................................        629,210         661,648
                                                                  ------------    ------------
    Total liablities ..........................................      3,013,422       3,551,845
                                                                  ------------    ------------

Contingencies (Note 6)

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at January 31, 1999 and
    October 31, 1998 ..........................................           --              --
Common stock: authorized 20,000,000 shares of $.01 par value;
    9,350,561 issued and outstanding at January 31, 1999 and
    9,317,183 at October 31, 1998 .............................         93,506          93,172
Additional paid-in capital ....................................     28,823,584      28,695,840
Unearned compensation .........................................       (581,918)       (514,538)
Accumulated other comprehensive income ........................           (273)          1,103
Accumulated deficit ...........................................     (6,163,332)     (5,845,203)
                                                                  ------------    ------------
    Total shareholders' equity ................................     22,171,567      22,430,374
                                                                  ------------    ------------
    Total liabilities and shareholders' equity ................   $ 25,184,989    $ 25,982,219
                                                                  ============    ============

      The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED JANUARY 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                    Three Months Ended
                                                       January 31,
                                                   1999           1998
                                                -----------    -----------
                                                       (Unaudited)

Net revenue .................................   $ 3,829,183    $ 2,462,554
Cost of revenue .............................     1,912,183      1,038,220
                                                -----------    -----------

Gross margin ................................     1,917,000      1,424,334

Operating expenses:
Selling, general and administrative .........     2,024,849      1,512,768
Research and development ....................       332,611        464,867
                                                -----------    -----------

Operating loss ..............................      (440,460)      (553,301)

Other income, net ...........................        59,731        245,820
                                                -----------    -----------


Loss before benefit from income taxes .......      (380,729)      (307,481)

Benefit from income taxes ...................       (62,600)      (102,566)
                                                -----------    -----------

Net loss ....................................   $  (318,129)   $  (204,915)
                                                ===========    ===========

Basic and diluted earnings per share:
Net loss ....................................   $      (.03)   $      (.02)
                                                ===========    ===========

      The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED JANUARY 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                         January 31,
                                                                     1999           1998
                                                                  -----------    -----------
                                                                         (Unaudited)
NET CASH USED IN OPERATING ACTIVITIES .........................   $  (119,331)   $  (412,764)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements ........................      (327,717)      (151,958)
Investments in marketable securities ..........................      (986,806)    (5,687,293)
Proceeds upon maturities of marketable securities .............     2,990,850      2,000,000
Investments in patents and trademarks .........................       (26,902)       (12,823)
Payment of transaction costs related to acquisition of Jer-Neen       (51,229)          --
                                                                  -----------    -----------

Net cash provided by (used in) investing activities ...........     1,598,196     (3,852,074)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank note .......................................      (260,774)          --
Proceeds related to stock options, Employee Stock Purchase
    Plan and restricted stock .................................         1,725         20,872
Repurchase of the Company's common stock ......................        (6,250)      (962,537)
Repayments of capital lease obligations .......................       (55,042)          --
Repayments of other long-term obligations .....................       (32,711)          --
                                                                  -----------    -----------

Net cash used in financing
activities ....................................................      (353,052)      (941,665)
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........     1,125,813     (5,206,503)
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD ....................................................     4,383,366      6,766,687
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................   $ 5,509,179    $ 1,560,184
                                                                  ===========    ===========

      The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements of Bio-Vascular, Inc. ("Bio-Vascular" or "the Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's 1999 Annual Report to Shareholders and incorporated by reference in the Company's Form 10-K for the year ended October 31, 1998.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three months ended January 31, 1999 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 1999.

(2)  ACQUISITION OF BUSINESS:

On July 31, 1998, the Company completed the acquisition of Jer-Neen Manufacturing Co., Inc. ("Jer-Neen") of Lino Lakes, Minnesota. Jer-Neen is a value-added manufacturer of precision component products used within the medical device industry. Jer-Neen's product line includes micro coils, wire forms and spring components used in implantable defibrillation, interventional medicine and other surgical applications. The acquisition has been accounted for as a purchase.

Since the acquisition occurred in July 1998 and was accounted for as a purchase, the results of operations and cash flows for the three-month period ended January 31, 1998 do not include Jer-Neen's results of operations and cash flows for that period.

(3)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                               January 31,     October 31,
                                                   1999           1998
                                                   ----           ----
                                               (Unaudited)
Inventories, net:
Raw materials and supplies................     $ 1,345,268    $ 1,242,003
Work in process...........................         506,964        519,424
Finished goods............................       1,157,451      1,024,317
Less reserve for inventory obsolescence...        (507,420)      (479,820)
                                               -----------    -----------
                                               $ 2,502,263    $ 2,305,924
                                               ===========    ===========

Consolidated Condensed Statements of Cash Flows:

In 1997, the Company's Board of Directors adopted a stock repurchase plan (the "Plan") and authorized the purchase of up to 500,000 shares of its common stock. In 1998, the Company's Board of Directors amended the Plan to authorize the repurchase of up to 1,500,000 shares. As of January 31, 1999, the Company has repurchased 1,017,166 shares of its common stock totaling $4,251,000 since the inception of the Plan.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

(4)  EARNINGS PER SHARE:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, during fiscal year 1998. Earnings per share for the periods presented have been prepared in accordance with the provisions of SFAS No. 128. The following table sets forth the computation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                           Three Months Ended
                                                               January 31,
                                                            1999         1998
                                                            ----         ----
                                                               (Unaudited)
Denominator for basic earnings per share -
   weighted-average common shares .....................   9,200,611   9,401,963
                                                          ---------   ---------

Effect of dilutive securities:
Shares associated with deferred compensation ..........        --          --
Shares associated with option plans ...................        --          --
                                                          ---------   ---------
Dilutive potential common shares ......................        --          --
                                                          ---------   ---------

Denominator for diluted earnings per share -
   adjusted weighted-average common shares and dilutive
   potential common shares ............................   9,200,611   9,401,963
                                                          =========   =========


                                                          As of January 31,
                                                        1999             1998
                                                        ----             ----
                                                            (Unaudited)

Options outstanding..............................      1,387,888       1,236,295
Exercise prices.................................. $1.87 - $13.03  $1.87 - $13.03
Expiration dates.................................    1999 - 2007     1998 - 2006

Options outstanding with exercise prices greater
   than the average market price of the Company's
   common stock for the three-month period ended
   January 31 ...................................      1,244,669       1,200,427


For the three-month periods ended January 31, 1999 and 1998, none of the options outstanding were included in the computation of diluted earnings per share for those periods because the Company had incurred net losses, and the inclusion of options would have been anti-dilutive.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

(5)  MAJOR CUSTOMERS AND NET REVENUE BY GEOGRAPHIC AREA:

Substantially all of the Company's international net revenues are negotiated, invoiced and paid in U.S. dollars. The following tables summarize significant customer information and international net revenues by geographic area:

                                              January 31,        October 31,
                                                  1999               1998
                                                  ----               ----
                                              (Unaudited)
Percent of accounts receivable by significant
 customers:
A............................................     10%                 9%
B............................................      9%                11%
C............................................     10%                11%
D............................................     18%                13%

                                                    Three Months Ended
                                                        January 31,
                                                  1999              1998
                                                  ----              ----
                                                       (Unaudited)
Percent of net revenues by significant customers:
A............................................     13%               20%
B............................................     8%                14%
C............................................     8%                15%
D............................................     25%                -
E............................................     6%                10%

                                                    Three Months Ended
                                                        January 31,
                                                  1999              1998
                                                  ----              ----
                                                       (Unaudited)
International net revenues by geographic area:
Europe.......................................  $ 437,887         $ 326,586
Asia and Pacific Region......................    119,497           107,215
Canada.......................................     63,342            74,429
Other........................................     28,242            10,734
                                               ---------         ---------
Total........................................  $ 648,968         $ 518,964
                                               =========         =========

Percent of total net revenues................     17%               21%

In June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), was issued by the Financial Accounting Standards Board. SFAS 131 establishes new standards for the way public business enterprises report information about operating segments. The Company must adopt SFAS 131 for fiscal year end 1999. Management is in the process of evaluating the effect on its financial reporting.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

(6)  CONTINGENCIES:

The Company is currently involved in litigation which is ordinary and incidental to its business. Management believes losses, if any, that might eventually be sustained from such litigation would not be material to the Company's financial position, results of operations, or cash flows for any period. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that the Company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential material product liability losses.

(7)  COMPREHENSIVE INCOME:

Effective November 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. The Company's only component of other comprehensive income is the unrealized gain/loss on available-for-sale investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Forward-Looking Statements:

Certain statements contained in this Form 10-Q include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission, such as the year-end Annual Report on Form 10-K.


Overview

The Company develops, manufactures and markets branded proprietary and patented specialty medical products for use in thoracic, cardiac, neuro, ophthalmic and vascular surgery. The Company's branded products include the Tissue-Guard(TM) product line, the Biograft(R) peripheral vascular graft and surgical productivity tools used in cardiac and vascular surgery. Tissue-Guard products are made from bovine pericardium, the thin membrane surrounding the heart of cattle, processed using proprietary tissue-fixation technology. The Company's wholly-owned subsidiary, Jer-Neen Manufacturing Co., Inc. ("Jer-Neen"), is a value added manufacturer of precision, unbranded wire component products such as micro coils, wire forms and spring components used in implantable defibrillation, interventional medicine and other surgical applications within the medical industry. Jer-Neen was purchased by the Company on July 31, 1998, the end of the Company's fiscal 1998 third quarter.

Results of Operations

Comparison of the Three Months Ended January 31, 1999 with the Three Months Ended January 31, 1998

Revenue increased $1,366,000, or 55%, to $3,829,000 from $2,463,000. The
Jer-Neen component business contributed net revenues of $1,402,000, exceeding management's expectations. The branded products business reported revenues of $2,427,000 down $36,000 from the 1998 revenue level of $2,463,000. The branded products business experienced 17% revenue growth from its Tissue-Guard product line, exclusive of Peri-Strips(R), with all products contributing incremental revenue over the prior year's quarter. Peri-Strips decreased 21% to $612,000 from $779,000 as the product felt the effects of increased competition in the domestic marketplace. This competition was often in the form of pricing. The Company expects to regularly contend with a strong element of competition in attractive markets, such as Lung Volume Reduction Surgery. Additionally, the Japanese acceptance of Lung Volume Reduction Surgery has been much lower than expected and thereby affecting the near-term expected growth potential for Peri-Strips. Biograft revenue decreased $13,000, or 8%, to $163,000 from $176,000, continuing a downward trend. Revenue from sales of surgical productivity tools decreased 4% to $506,000 from $527,000. However, the Company expects revenues from productivity tools to show an annual increase when compared to the prior year. This forward looking statement is influenced primarily by the Company's estimate of customer demand for its products and the competition experienced in the marketplace.

The Company's gross margin percentage was 50% for the 1999 quarter as compared to 58% for the 1998 quarter. In the 1999 quarter, the component product line margin was 38%, while the branded products' margin was 57%. The Company expects the gross margin percentage for fiscal year 1999 to be lower than the fiscal 1998 level as the component product business will be included in the consolidated operating results for the full year in 1999 rather than one

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

quarter as in 1998.

Selling, general and administrative (SG&A) expense increased $512,000, or 34%, between 1999 and 1998. The inclusion of the component business accounts for over three-fourths of the overall quarter to quarter increase in SG&A expense. Since Jer-Neen has less SG&A infrastructure than does the branded products business, SG&A as a percentage of net revenues decreased from 61% for the 1998 quarter to 53% for the 1999 quarter. The remaining SG&A increase is primarily due to increased sales and marketing costs within the branded products segment. Increased sales and marketing costs were primarily related to increased personnel costs, conventions costs (including the related employee travel) and marketing materials launching the new Bio-Vascular corporate logo and image.

Research and development (R&D) expense decreased $132,000, or 28%, between 1999 and 1998 due to the timing of clinical study activity between the comparative quarters. Product development activities in the first quarter of 1999 continued to focus on a number of both near- and long-term opportunities. The near-term opportunities focused on furthering the Company's current tissue expertise through product line expansions and enhancements. Long-term projects focused on product designs which utilize new tissue technologies. R&D expense is expected to increase as projects under development continue to progress. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

The operating loss in the 1999 quarter was $440,000 as compared to an operating loss of $553,000 for the first quarter of 1998. The component business contributed $50,000 in operating income to the fiscal 1999 first quarter.

Other income, primarily net interest income, was $60,000 in 1999 and $246,000 in 1998. The decrease in net interest income is related to significantly lower cash and investment balances in 1999, primarily due to cash expenditures for the Company's stock repurchase program and the Jer-Neen acquisition, and interest expense related to acquired liabilities and capital equipment leases. Operations had a loss before income taxes of $381,000 in 1999 as compared to a loss of $307,000 in 1998.

The Company recorded a benefit from income taxes of $63,000 in 1999, an effective tax rate of 16%, as compared to a effective tax rate of 33% in 1998. The 1999 effective tax rate is less than the statutory rates primarily due to the impact of permanent differences, including nondeductible goodwill related to the acquisition of Jer-Neen, partially offset by the impact of research and experimental credits.

The first quarter 1999 net loss from operations was $318,000, or $0.03 per share, compared to a net loss of $205,000, or $0.02 per share in 1998.


Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $7,500,000 at January 31, 1999 as compared to $8,400,000 at October 31, 1998, a reduction of $900,000.

Operating activities used cash of $119,000 in the first three months of 1999, as compared to $413,000 in the first three months of fiscal 1998. Cash was used by continuing operations through an increase in inventory levels and by reducing accrued expenses. These cash uses were offset by non-cash expenses in excess of the loss from operations and receivable collection efforts which generated a reduction in receivables.

Investing activities included $328,000 used for the purchase of equipment and leasehold improvements, $27,000 invested in intangible assets and $51,000 used for acquisition costs related to Jer-Neen.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Financing activities used $334,000 of cash to repay a bank note and other liability obligations of Jer-Neen, including capital equipment lease obligations. The Company has long-term obligations of $956,000 at January 31, 1999. Payments are required through 2004.

The Company believes existing cash and investments will be sufficient to satisfy its cash requirements for the foreseeable future. This forward looking statement, as well as the Company's long term cash requirements, will be a function of a number of variables, including research & development priorities, stock repurchase program activities, acquisition opportunities, and the growth and profitability of the business.


New Accounting Standards

Effective November 1, 1998, the Company adopted SFAS No. 130 ("SFAS 130"), Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. The Company's only component of other comprehensive income is the unrealized gain/loss on available-for-sale investments.

SFAS No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, establishes new standards for the way public business enterprises report information about operating segments. The Company must adopt SFAS 131 for fiscal year end 1999 and management is in the process of evaluating the effect on its financial reporting.



Year 2000 Readiness - Update

The following Year 2000 disclosure update is required by the rules and regulations of the Securities and Exchange Commission and constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act.

The "Year 2000" or "Y2K" problem references the problem caused by computer systems that have historically been written using two digits rather than four digits to define the applicable year. Additionally, Y2K includes a problem calculating leap year if a computer system does not correctly identify the year 2000 as being a leap year. Company computer systems and other equipment and technology having date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 and may not recognize the year 2000 as a leap year. The Company has instituted a Year 2000 readiness program (the "Y2K Plan") in order to identify, evaluate and address its exposure to these problems.

For purposes of its Y2K Plan, the Company defines "Year 2000 compliant" to mean that a product or service accurately process dates and times into and between the twentieth and twenty-first centuries, into and between the years 1900 and 2000, performs correct leap year calculations and properly exchanges date and time information with other products or services when used in combination. The goal of the Y2K Plan is to ensure that the Company's equipment, systems and processes and those of its significant business partners are sufficiently Year 2000 compliant such that no date/time issue will have any adverse impact on the services or products that the Company provides its customers or the timely and accurate processing of transactions.

State of Readiness. As part of the Company's Y2K Plan, management has substantially completed its evaluation of its information technology ("IT") and non-information technology ("non-IT") systems, including manufacturing equipment, telephone and mechanical systems and other equipment and systems having embedded, date sensitive technology for Year 2000 compliance. The Company's Y2K Plan is focused on assessing and assuring compliance in the following areas: IT and non-IT hardware, operating systems, software applications and custom applications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Additionally, the Company is in the process of reviewing the Year 2000 compliance status of its customers, vendors and other service providers.

Hardware. The Company has substantially completed its assessment of its IT and non-IT hardware for Y2K compliance. The Company estimates that most of its IT and non-IT hardware has either been upgraded for Y2K compliance or has been certified internally or through the appropriate vendor to be compliant. As of January 31, 1999, certain non-IT hardware systems remain under review. The Company expects that these remaining systems will be upgraded or certified as Y2K compliant by June 30, 1999.

Operating Systems. The Company's operating systems are Novell Netware, Microsoft NT and Microsoft Windows 95. Novell has certified Netware to be Y2K compliant. Microsoft has certified Windows 95 to be compliant. Microsoft has certified that its NT 4.x software is compliant upon installation of the most recent service patches released or the installation of a software upgrade released in December 1998. The Company expects to install the Microsoft NT software upgrade by April 30, 1999.

Software Applications. The Company's primary information system applications consist of Micro-MAX MRP system, Great Plains Accounting and DataWorks Vantage. Micro-MAX released a service upgrade in 1998 that addressed its Y2K compliance. Great Plains Accounting has been certified Y2K compliant for a number of years and DataWorks has certified Vantage to be Y2K compliant. The Company's secondary software systems consist of "off-the-shelf" software. The Company has substantially completed the process of obtaining from its vendors certification that each secondary software package is compliant. None of these secondary software programs are critical to the Company's ability to accurately and timely process transactions. The Company expects that all remaining secondary software applications will either be assessed to be not dependent on date/time accuracy, certified by the vendor to be Y2K compliant or replaced by June 30, 1999.

Custom Applications. The Company has only a few custom applications written in "off-the-shelf" software. These applications were written in versions of software which have been determined not to be Y2K compliant. In each instance the Company has determined that date/time is either not essential to the functioning of the application, can be worked around, or that the application's function can either be accomplished manually or completed in another manner using alternative software. Accordingly, the Company may choose not to address the Y2K issues related to these custom applications.

Third Party Relationships. Because Y2K issues may also impact the Company by affecting the business and operations of the Company's vendors, customers and other business partners, the Company is in the process of communicating with these parties in order to determine their Y2K compliant status. The Company has begun to communicate with its customers, vendors and other business partners regarding their Y2K compliance status. However, the Company has not been able to determine if the failure of a third-party to be Y2K compliant will have a material adverse affect on the Company. The Company anticipates that this part of its Y2K plan will be substantially complete by June 30, 1999.

Costs to Address Year 2000 Issues. Although the ultimate cost of attaining Year 2000 compliance is not fully known at this time, management anticipates that external costs will not be material. These costs will be funded from operations. The Company does not track internal personnel time spent on IT projects, including the Y2K project. To date, no IT projects have been delayed as a result of the Company's Y2K project. In the event the Company's Y2K Plan is not successful or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred. Such a situation could have a material adverse effect on the Company's financial condition and results of operations.

The costs of Year 2000 compliance and the expected completion dates are the best estimates of Company management. Estimated costs of the Company's Y2K project and projected completion dates are forward-looking statements that may be impacted by the Company's current belief as to the extent of its internal exposure to the Y2K

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

problem, the timeliness and accuracy of information provided by the Company's vendors, customers and other business partners in response to Y2K compliance inquiries by the Company, the cost and availability of upgrades, corrections or replacements for IT and non-IT systems identified as non-compliant, and the cost of and the Company's ability to procure the services of consultants or qualified personnel to assist with its Y2K Plan.

Worst Case Scenario. The Company believes that its most reasonably likely, worst case scenario as a result of the Year 2000 problem will be the failure of one or more significant vendors, customers or business partners to become Year 2000 complaint and the inability of the Company to determine or react on a timely basis in order to mitigate the effects on the Company. If the operations of any significant vendor, customer or other business partner are disrupted due to the Year 2000 problem and the Company is unable to develop and implement an effective contingency plan, the Company's ability to carry on essential activities could be materially impacted. Even though the Company is undertaking its Y2K Plan in an effort to mitigate its risks, there can be no assurance that this scenario or any other impact of the Y2K problem will not have a material adverse effect on the Company's business, financial condition and results of operations.

Contingency Plans. To date, the Company has not yet developed any detailed contingency plans to address Year 2000 compliance deficiencies, as it is still in the process of gathering data from its customers, vendors and other business partners regarding their Year 2000 compliance and otherwise implementing its Y2K Plan. To the extent that the Company identifies Year 2000 compliance issues that cannot be addressed on a timely basis, it will seek to develop appropriate contingency plans in order to mitigate its risks.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

The Company is currently involved in litigation which is ordinary and incidental to its business. In the opinion of management, the ultimate resolution of the pending legal proceeding will not have a material adverse effect on the Company's future business, financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 16.

(b) Form 8-K. During the quarter ended January 31, 1999 the Company filed the following report on Form 8-K in connection with the acquisition of Jer-Neen:

     Amendment No. 3 to Current Report on Form 8-K/A dated July 31, 1998, reporting Item 7 - Financial Statements and Exhibits. This amendment included audited financial statements of Jer-Neen as of and for the year ended October 31, 1997, unaudited interim financial statements as of July 31, 1998 and for the nine-month periods ended July 31, 1998 and 1997, and pro forma financial information for the year ended October 31, 1997 and for the nine-month period ended July 31, 1998.

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       BIO-VASCULAR, INC.



Dated:   March 12, 1999                /s/ Connie L. Magnuson
                                       -----------------------------------
                                       Connie L. Magnuson
                                       Vice-President of Finance and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

BIO-VASCULAR, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


10.1 Lease Agreement effective August 27, 1997 between Jer-Neen Manufacturing Co., Inc. and F&G Incorporated (filed herewith electronically).

10.2 Change in Control Agreement dated February 1, 1999 between the Company and B. Nicholas Oray (filed herewith electronically).

27.1 Financial Data Schedule for the three-month period ended January 31, 1999 (filed herewith electronically).