Form 10-Q
period 1999-04-30
BIO VASCULAR INC
filed 1999-06-09
CIK 780127

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   For quarterly period ended April 30, 1999
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ___ to ____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No ______
                                        ---------

On June 1, 1999, there were 9,139,277 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF APRIL 30, 1999 AND OCTOBER 31, 1998
--------------------------------------------------------------------------------

                                                                                April 30,            October 31,
                                                                                   1999                  1998
                                                                           --------------------  --------------------
ASSETS                                                                         (Unaudited)
Current assets:
Cash and cash equivalents................................................          $ 6,682,565           $ 4,383,366
Marketable securities....................................................                    -             3,990,839
Accounts receivable, net.................................................            2,932,279             2,456,018
Inventories, net.........................................................            2,451,109             2,305,924
Deferred income taxes....................................................              239,754               219,754
Other....................................................................              371,045               527,402
                                                                                   -----------           -----------
   Total current assets..................................................           12,676,752            13,883,303

Equipment and leasehold improvements, net................................            4,504,388             4,353,876
Goodwill and other intangible assets, net................................            6,914,938             7,240,772
Deferred income taxes....................................................              566,738               504,268
                                                                                   -----------           -----------
   Total assets..........................................................          $24,662,816           $25,982,219
                                                                                   ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable.........................................................          $   822,410           $   460,337
Accrued expenses.........................................................            1,312,063             1,421,054
Current maturities of long-term obligations..............................              373,235               615,961
                                                                                   -----------           -----------
   Total current liabilities.............................................            2,507,708             2,497,352

Capital lease obligations................................................              272,585               392,845
Other noncurrent liabilities.............................................              595,941               661,648
                                                                                   -----------           -----------
Total liabilities........................................................            3,376,234             3,551,845
                                                                                   -----------           -----------
Contingencies (Note 6)

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
   none issued or outstanding at April 30, 1999 and
   October 31, 1998......................................................                    -                     -
Common Stock authorized 20,000,000 shares of $.01 par value;
9,133,301 issued and outstanding at April 30, 1999 and
9,317,183 at October 31, 1998............................................               91,333                93,172
Additional paid-in capital...............................................           28,191,846            28,695,840
Unearned compensation....................................................             (631,317)             (514,538)
Accumulated other comprehensive income...................................                    -                 1,103
Accumulated deficit......................................................           (6,365,280)           (5,845,203)
                                                                                   -----------           -----------
   Total shareholders' equity............................................           21,286,582            22,430,374
                                                                                   -----------           -----------
   Total liabilities and shareholders' equity............................          $24,662,816           $25,982,219
                                                                                   ===========           ===========

     The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX-MONTH PERIODS ENDED APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                          Three Months Ended                       Six Months Ended
                                                               April 30,                                April 30,
                                                       1999                1998               1999                  1998
                                                       ----                ----               ----                  ----
                                                          (Unaudited)                             (Unaudited)
Net revenue.....................................   $ 4,893,173          $2,727,042          $8,722,356          $5,189,596
Cost of revenue.................................     2,395,735           1,077,169           4,307,918           2,115,389
                                                   -----------          ----------          ----------          ----------

Gross margin....................................     2,497,438           1,649,873           4,414,438           3,074,207

Operating expenses:
Selling, general, and administrative............     2,342,512           1,655,072           4,367,360           3,167,840
Research and development........................       446,306             360,954             778,917             825,821
                                                   -----------          ----------          ----------          ----------

Operating loss..................................      (291,380)           (366,153)           (731,839)           (919,454)

Other income, net...............................        47,850             214,433             107,580             460,252
                                                   -----------          ----------          ----------          ----------

Loss before benefit from income taxes...........      (243,530)           (151,720)           (624,259)           (459,202)

Benefit from income taxes.......................       (41,582)            (50,243)           (104,182)           (152,809)
                                                   -----------          ----------          ----------          ----------

Net loss........................................   $  (201,948)         $ (101,477)         $ (520,077)         $ (306,393)
                                                   ===========          ==========          ==========          ==========

Basic and diluted earnings per share:

Net loss........................................   $     (0.02)         $    (0.01)         $    (0.06)         $    (0.03)
                                                   ===========          ==========          ==========          ==========

     The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                                    Six Months Ended
                                                                                                        April 30,
                                                                                                  1999              1998
                                                                                                  ----              ----
                                                                                                        (Unaudited)


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..........................................    $   140,322        $  (303,553)
                                                                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements.......................................................       (555,664)          (450,296)
Investments in marketable securities.........................................................       (986,806)        (7,689,168)
Proceeds upon maturities of marketable securities............................................      4,977,657          5,980,000
Investments in patents and trademarks........................................................        (42,590)           (34,594)
Payment of transaction costs related to acquisition of Jer-Neen..............................        (58,859)                 -
                                                                                                 -----------        -----------

Net cash provided by (used in) investing activities..........................................      3,333,738         (2,194,058)
                                                                                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to stock options, Employee Stock Purchase
Plan and restricted stock....................................................................          9,444            144,936
Repurchase of the Company's common stock.....................................................       (755,612)        (2,994,102)
Repayments of capital lease obligations......................................................       (105,283)                 -
Repayments of other long-term obligations....................................................       (323,410)                 -
                                                                                                 -----------        -----------

Net cash used in financing activities........................................................     (1,174,861)        (2,849,166)
                                                                                                 -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................................      2,299,199         (5,346,777)
                                                                                                 -----------        -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD.......................................................................................      4,383,366          6,766,687
                                                                                                 -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................................    $ 6,682,565        $ 1,419,910
                                                                                                 ===========        ===========


   The accompanying are note are an intergral part of the interim unaudited consolidated financial statements.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements of Bio-Vascular, Inc. ("Bio-Vascular" or "the Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The October 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and footnotes thereto included in the Company's 1998 Annual Report to Shareholders and incorporated by reference in the Company's Form 10-K for the year ended October 31, 1998.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the six month period ended April 30, 1999 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 1999.

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

Since the acquisition occurred in July 1998 and was accounted for as a purchase, the results of operations for the three and six-month periods ended April 30, 1998, and the cash flows for the six-month period ended April 30, 1998 do not include Jer-Neen's results of operations and cash flows for those periods.

(3)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                                       April 30,         October 31,
                                                                         1999               1998
                                                                         ----               ----
                                                                      (Unaudited)
Inventories, net:
Raw materials and supplies.....................................       $1,473,497         $1,304,031
Work in process................................................          490,713            457,396
Finished goods.................................................        1,026,061          1,024,317
Less reserve for inventory obsolescence........................         (539,162)          (479,820)
                                                                      ----------         ----------
                                                                      $2,451,109         $2,305,924
                                                                      ==========         ==========

Consolidated Condensed Statements of Cash Flows:

In 1997, the Company's Board of Directors adopted a stock repurchase plan (the "Plan") and authorized the purchase of up to 500,000 shares of its common stock. In 1998, the Company's Board of Directors amended the Plan to authorize the repurchase of up to 1,500,000 shares. As of April 30, 1999, the Company has repurchased 1,274,766 shares of its common stock totaling $5,000,000 since the inception of the Plan.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

(4)  EARNINGS PER SHARE:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, during fiscal year 1998. Earnings per share for the periods presented have been prepared in accordance with the provisions of SFAS No. 128. The following table sets forth the computation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                                     Three Months Ended                 Six Months Ended
                                                                         April 30,                         April 30,
                                                                   1999             1998             1999             1998
                                                                   ----             ----             ----             ----
                                                                        (Unaudited)                       (Unaudited)
Denominator for basic earnings per share -
   weighted-average common shares.............................     9,113,831        9,112,768        9,159,853        9,264,916

Effect of dilutive securities:
Shares associated with nonvested stock awards.................             -                -                -                -
Shares associated with option plans...........................             -                -                -                -
                                                                   ---------        ---------        ---------        ---------
Dilutive potential common shares..............................             -                -                -                -
                                                                   ---------        ---------        ---------        ---------

Denominator for diluted earnings per share -
   adjusted weighted-average common shares and
   dilutive potential common shares...........................     9,113,831        9,112,768        9,159,853        9,264,916
                                                                   =========        =========        =========        =========

Options outstanding with exercise prices greater than the
   average market price of the Company's common stock
   for the respective period..................................     1,270,350          508,577        1,241,044          884,734

                                                                                As of April 30,
                                                                         1999                      1998
                                                                         ----                      ----
                                                                                  (Unaudited)
Options outstanding...........................................           1,403,426                1,128,436
Exercise prices...............................................      $1.87 - $13.03           $1.87 - $13.03
Expiration dates..............................................         1999 - 2007              1998 - 2006
Nonvested stock awards........................................             147,622                  138,479

For the three and six-month periods ended April 30, 1999 and 1998, none of the options outstanding or nonvested stock awards were included in the computation of diluted earnings per share for those periods because the Company had incurred net losses, and the inclusion of options would have been anti-dilutive.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

(5)  MAJOR CUSTOMERS AND NET REVENUE BY GEOGRAPHIC AREA:

Substantially all of the Company's international net revenues are negotiated, invoiced and paid in U.S. dollars. The following tables summarize significant customer information and international net revenues by geographic area:

                                                              April 30,          October 31,
                                                                1999                1998
                                                                ----                ----
                                                            (Unaudited)
Percent of accounts receivable  by significant
  customers:
A...............................................                 10%                  9%
B...............................................                  9%                 11%
C...............................................                  7%                 11%
D...............................................                 20%                 13%

                                                           Three Months Ended                   Six Months Ended
                                                               April 30,                            April 30,
                                                        1999               1998              1999             1998
                                                        ----               ----              ----             ----
                                                              (Unaudited)                          (Unaudited)
Percent of net revenues by significant
customers:
A...............................................         13%                20%               13%              20%
B...............................................          9%                14%                8%              14%
C...............................................          7%                 8%                7%              11%
D...............................................         23%                 -                 24%              -

                                                           Three Months Ended                     Six Months Ended
                                                               April 30,                             April 30,
                                                        1999               1998               1999               1998
                                                        ----               ----               ----               ----
                                                              (Unaudited)                           (Unaudited)
International net revenues by geographic area:
Europe..........................................       $602,630           $419,360           $1,039,720         $  745,059
Asia and Pacific Region.........................        113,002            295,326              232,499            402,541
Canada..........................................         87,913             34,471              151,255            108,900
Other...........................................         75,287             13,558              103,529             25,179
                                                       --------           --------           ----------         ----------
Total...........................................       $878,832           $762,715           $1,527,003         $1,281,679
                                                       ========           ========           ==========         ==========
Percent of total net revenues...................             18%                28%                  18%                25%

In June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), was issued by the Financial Accounting Standards Board. SFAS 131 establishes new standards for the way public business enterprises report information about operating segments. The Company must adopt SFAS 131 for fiscal year-end 1999. Management is in the process of evaluating the effect the adoption of this standard will have on its financial reporting.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(6)  CONTINGENCIES:

The Company is currently involved in litigation which is ordinary and incidental to its business. Management believes losses, if any, that might eventually be sustained from such litigation would not be material to the Company's financial position, results of operations or cash flows for any period. Product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that the Company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential material product liability losses.

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


Overview

The Company develops, manufactures and markets branded, proprietary and patented specialty medical products for use in thoracic, cardiac, neuro, ophthalmic and vascular surgery. The Company's branded products include the Tissue-Guard(TM) product line, the Biograft(R) peripheral vascular graft and surgical productivity tools used in cardiac and vascular surgery. Tissue-Guard products are made from bovine pericardium, the thin membrane surrounding the heart of cattle, processed using proprietary tissue-fixation technology. The Company's wholly-owned subsidiary, Jer-Neen Manufacturing Co., Inc. ("Jer-Neen"), is a value added manufacturer of precision, unbranded wire component products such as micro coils, wire forms and spring components used in implantable defibrillation, interventional medicine and other surgical applications within the medical industry. Jer-Neen was purchased by the Company on July 31, 1998, the end of the Company's fiscal 1998 third quarter.

Results of Operations

Comparison of the Three Months Ended April 30, 1999 with the Three Months Ended April 30, 1998

Revenue increased $2,166,000, or 79%, to $4,893,000 from $2,727,000. The Jer-
Neen component business contributed net revenues of $1,795,000, and continued to exceed management's expectations. The branded products business reported revenues of $3,098,000, up $371,000 from the 1998 revenue level of $2,727,000.
This was the second-highest quarterly revenue amount recorded by the Company's branded business since the third quarter of 1995 when sales of the Company's Peri-Strips(R) product were at their peak. The branded products business experienced 21% revenue growth from its Tissue-Guard product line, exclusive of Peri-Strips. Dura-Guard(R) and Vascu-Guard(R), both products within the Tissue-Guard family, continued their strong momentum. Dura-Guard revenue increased 19% over second quarter 1998 to $650,000 from $545,000. Vascu-Guard revenues were up 44% to $237,000 from $164,000 in the prior year quarter. Peri-Strips second-quarter revenue of $900,000, while a minor increase over fiscal 1998 second quarter revenue of $897,000, represented a substantial increase of 47% over the first quarter of 1999, a quarter in which competitive pricing conditions had accelerated. The Company believes that its 1999 second quarter increase over first quarter was due to the Company successfully utilizing non price driven sales strategies to respond in this competitive environment. Biograft revenue experienced a 3% increase to $192,000 from $186,000 as a result of the Company's efforts to reverse the downward trend previously experienced in this market. Revenue from sales of surgical productivity tools increased 25% to $654,000 from $524,000.

The Company's gross margin percentage was 51% for the 1999 quarter as compared to 61% for the 1998 quarter. In the 1999 quarter, the component product line margin was 40%, while the branded products' margin was 57%. The Company expects the gross margin percentage for fiscal year 1999 to be lower than the fiscal 1998 level primarily

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

due to the inclusion of the component product business in the consolidated operating results for the full year in 1999 rather than one quarter as in 1998.

Selling, general and administrative (SG&A) expense increased $687,000, or 42%, between the 1999 and 1998 second quarters. The inclusion of the component business accounts for approximately 64% of the overall quarter to quarter increase in SG&A expense. The remaining SG&A increase is primarily due to increased sales and marketing costs within the branded products segment, which were incurred in connection with the Company's revenue growth initiatives. Increased sales and marketing costs were primarily related to increased personnel costs, convention costs (including the related employee travel) and marketing materials with the new Bio-Vascular corporate logo and image. Since Jer-Neen has a lower SG&A cost structure than does the branded products business, SG&A as a percentage of net revenues decreased from 61% for the 1998 quarter to 48% for the 1999 quarter.

Research and development (R&D) expense for the second quarter increased $85,000, or 24%, between 1999 and 1998. The inclusion of the component business accounts for approximately 88% of the overall quarter to quarter increase in R&D expense. Product development activities in the second quarter of 1999 continued to focus on a number of both near- and long-term opportunities. The near-term opportunities focused on furthering the Company's current tissue expertise through product line expansions and enhancements. Long-term projects focused on product designs that utilize new tissue technologies. R&D expense is expected to increase as projects under development continue to progress. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

The operating loss in the 1999 quarter was $291,000 as compared to an operating loss of $366,000 for the second quarter of 1998. The component business contributed $209,000 in operating income to the fiscal 1999 second quarter.

Second quarter other income, primarily net interest income, was $48,000 in 1999 and $214,000 in 1998. The decrease in net interest income is related to significantly lower cash and investment balances in 1999, primarily due to cash expenditures for the Company's stock repurchase program and the Jer-Neen acquisition, and interest expense related to liabilities acquired in the purchase of Jer-Neen and capital equipment leases. Operations had a loss before income taxes of $243,000 in 1999 as compared to a loss of $152,000 in 1998.

The Company recorded a benefit from income taxes of $42,000 in 1999, an effective tax rate of 17%, as compared to an effective tax rate of 33% in 1998. The 1999 effective tax rate is less than the statutory rates primarily due to the impact of permanent differences, including nondeductible goodwill acquired in the acquisition of Jer-Neen, partially offset by the impact of research and experimental credits.

The first quarter 1999 net loss from operations was $202,000, or $0.02 per share, compared to a net loss of $101,000, or $0.01 per share in 1998.


Comparison of the Six Months Ended April 30, 1999 with the Six Months Ended April 30, 1998

Revenue increased $3,532,000, or 68%, to $8,722,000 from $5,190,000. The Jer-
Neen component business contributed net revenues of $3,197,000. The branded products business reported revenues of $5,525,000, up $335,000 from the 1998 revenue level of $5,190,000. The branded products business experienced 19% revenue growth from its Tissue-Guard product line, exclusive of Peri-Strips(R). Peri-Strips revenue decreased 10% when comparing 1999 and 1998 period revenue of $1,512,000 and $1,676,000, respectively. Peri-Strips revenue

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

decreased in the first quarter of fiscal 1999 as the product felt the effects of increased competition in the domestic marketplace. This competition was often in the form of pricing. The Company expects to regularly contend with a strong element of competition in attractive markets, such as Lung Volume Reduction Surgery. Additionally, the Japanese acceptance of Lung Volume Reduction Surgery has been much lower than expected and thereby affecting the near-term expected growth potential for Peri-Strips. In the second quarter of 1999, the Company believes it was successful in utilizing non price driven sales strategies to respond in this competitive environment. Biograft revenue experienced a 2% decrease in revenue to $354,000 from $362,000. Revenue from sales of surgical productivity tools increased 10% to $1,159,000 from $1,051,000 when comparing the 1999 and 1998 periods.

The Company's gross margin percentage was 51% in the 1999 period as compared to 59% in the 1998 period. In the 1999 period, the component product line margin was 39%, while the branded products' margin was 57%. The Company expects the gross margin percentage for fiscal year 1999 to be lower than the fiscal 1998 level as the component product business will be included in the consolidated operating results for the full year in 1999 rather than one quarter as in 1998.

Selling, general and administrative (SG&A) expense increased $1,200,000, or 38%, between the 1999 and 1998 periods. The inclusion of the component business accounts for approximately 71% of the overall period to period increase in SG&A expense. The remaining SG&A increase is primarily due to increased sales and marketing costs within the branded products segment. Increased sales and marketing costs were primarily related to increased personnel costs, convention costs (including the related employee travel) and marketing materials with the new Bio-Vascular corporate logo and image. Since Jer-Neen has a lower SG&A cost structure than does the branded products business, SG&A as a percentage of net revenues decreased from 61% for the 1998 quarter to 50% for the 1999 period.

Research and development (R&D) expense for the period decreased $47,000, or 6%, between 1999 and 1998. This decrease is due to the timing of clinical study activity between the comparative periods. The Company expects to invest approximately $2,000,000 in R&D in fiscal year 1999 on projects and products where the potential exists for significant return on investment. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

The operating loss in the 1999 period was $732,000 as compared to an operating loss of $919,000 for the same period in 1998. The component business contributed $258,000 in operating income to the fiscal 1999 period.

Other income, primarily net interest income, was $108,000 in 1999 and $460,000 in 1998. The decrease in net interest income is related to significantly lower cash and investment balances in 1999, primarily due to cash expenditures for the Company's stock repurchase program and the Jer-Neen acquisition, and interest expense related to liabilities acquired in the purchase of Jer-Neen and capital equipment leases. Operations had a loss before income taxes of $624,000 in 1999 as compared to a loss of $459,000 in 1998.

The Company recorded a benefit from income taxes of $104,000 in 1999, an effective tax rate of 17%, as compared to an effective tax rate of 33% in 1998. The 1999 effective tax rate is less than the statutory rates primarily due to the impact of permanent differences, including nondeductible goodwill acquired in the acquisition of Jer-Neen, partially offset by the impact of research and experimental credits.

The 1999 six-month period had a net loss from operations of $520,000, or $0.06 per share, compared to a net loss of $306,000, or $0.03 per share in 1998.

Liquidity and Capital Resources

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Cash, cash equivalents and marketable securities were $6,683,000 at April 30, 1999 as compared to $8,374,000 at October 31, 1998, a reduction of $1,691,000.

Operating activities provided cash of $140,000 in the first half of 1999, as compared to using cash of $304,000 in the same period of fiscal 1998. Cash was provided by continuing operations through non-cash expenses in excess of the loss from operations and increases in accounts payable, partially offset by increases in working capital used for inventory and accounts receivable.

Investing activities included $556,000 used for the purchase of equipment and leasehold improvements, primarily related to manufacturing processes. Other investing activities included $43,000 invested in intangible assets and $59,000 used for acquisition costs related to Jer-Neen.

Financing activities used $1,175,000 of cash in the first half of fiscal 1999, including $756,000 used to repurchase 259,600 shares of Company common stock in accordance with its ongoing stock repurchase program. Additional uses of cash included $429,000 to repay long-term obligations of Jer-Neen. The Company has long-term obligations of $869,000 at April 30, 1999. Payments are required through 2004.

The Company believes existing cash and cash equivalents will be sufficient to satisfy its cash requirements for the foreseeable future. This forward looking statement, as well as the Company's long term cash requirements, will be a function of a number of variables, including research & development priorities, stock repurchase program activities, acquisition opportunities, and the growth and profitability of the business.

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

SFAS No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, establishes new standards for the way public business enterprises report information about operating segments. The Company must adopt SFAS 131 for fiscal year end 1999 and management is in the process of evaluating the effect the adoption of this standard will have on its financial reporting.

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

State of Readiness. As part of the Company's Y2K Plan, management has completed its evaluation of its information technology ("IT") and non-information technology ("non-IT") systems, including manufacturing equipment, telephone and mechanical systems and other equipment and systems having embedded, date sensitive technology for Year 2000 compliance. The Company's Y2K Plan is focused on assessing and assuring compliance in the following areas: IT and non-IT hardware, operating systems, software applications and custom applications. Additionally, the Company is in the process of reviewing the Year 2000 compliance status of its customers, vendors and other service providers.

Hardware. The Company has completed its assessment of its current IT and non-IT hardware for Y2K compliance. Substantially all of the Company's IT and non-IT hardware has either been upgraded for Y2K compliance or has been certified internally or through the appropriate vendor to be compliant. The Company has completed preliminary tests of its upgraded and/or certified IT and non-IT hardware to ensure for Y2K compliance and will continue to monitor and test the systems on an ongoing basis. The Company expects that the remaining non-compliant systems will be upgraded or certified as Y2K compliant by September 30, 1999.

Operating Systems. The Company's operating systems are Novell Netware, Microsoft NT and Microsoft Windows 95. Novell has certified Netware to be Y2K compliant. Microsoft has certified Windows 95 to be compliant. Microsoft has certified that its NT 4.x software is compliant upon installation of the most recent service patches released or the installation of a software upgrade released in December 1998. The Company installed the Microsoft NT software upgrade in the second quarter of fiscal 1999.

Software Applications. The Company's primary information system applications consist of Micro-MAX MRP system, Great Plains Accounting and DataWorks Vantage. Micro-MAX released a service upgrade in 1998 that addressed its Y2K compliance. Great Plains Accounting has been certified Y2K compliant for a number of years and DataWorks has certified Vantage to be Y2K compliant. The Company's secondary software systems consist of "off-the-shelf" software. The Company has completed the process of assessing whether or not its secondary systems are dependent upon date/time accuracy and if they need to be replaced. For the systems that have been determined as dependent upon date/time accuracy, the Company has obtained from its vendors certification that each secondary software package is compliant or intends to replace the system by September 30, 1999. None of these secondary software programs are critical to the Company's ability to accurately and timely process transactions.

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

Third Party Relationships. Y2K issues may also impact the Company by affecting the business and operations of the Company's vendors, customers and other business partners. The Company has substantially completed the process of communicating with these parties in order to determine their Y2K compliant status and is currently waiting to receive responses from a small number of parties. However, the Company has not been able to determine if the failure of a third-party to be Y2K compliant will have a material adverse affect on the Company. The Company anticipates that this part of its Y2K plan will be substantially complete by September 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Costs to Address Year 2000 Issues. Although the ultimate cost of attaining Year 2000 compliance is not fully known at this time, management anticipates that external costs will not be material. These costs will be funded from operations. The Company does not track internal personnel time spent on IT projects, including the Y2K project. To date, no IT projects have been delayed as a result of the Company's Y2K project. In the event the Company's Y2K Plan is not successful or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred. Such a situation is not expected to have a material adverse effect on the Company's financial condition and results of operations.

The costs of Year 2000 compliance and the expected completion dates are the best estimates of Company management. Estimated costs of the Company's Y2K project and projected completion dates are forward-looking statements that may be impacted by the Company's current belief as to the extent of its internal exposure to the Y2K problem, the timeliness and accuracy of information provided by the Company's vendors, customers and other business partners in response to Y2K compliance inquiries by the Company, the cost and availability of upgrades, corrections or replacements for IT and non-IT systems identified as non-compliant, and the cost of and the Company's ability to procure the services of consultants or qualified personnel to assist with its Y2K Plan.

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

Contingency Plans. The Company is in the process of developing contingency plans to address Year 2000 compliance deficiencies. However, the plans will not be completed until Company has received responses from its customers, vendors and other business partners regarding their Year 2000 compliance. To the extent that the Company identifies Year 2000 compliance issues that cannot be addressed on a timely basis, it will seek to develop appropriate contingency plans in order to mitigate its risks.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal financial instruments the Company maintains are in accounts receivable and long-term obligations. The Company believes that the interest rate, credit and market risk related to these accounts is not significant. The Company manages the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility of assets and establishment of appropriate allowances in connection with the Company's internal controls and policies. The Company does not enter into hedging or derivative instruments.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

The Company is currently involved in litigation which is ordinary and incidental to its business. In the opinion of management, the ultimate resolution of the pending legal proceeding will not have a material adverse effect on the Company's future business, financial condition, results of operations, or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a report of the voting results of the Company's annual shareholders meeting held on February 23, 1999.

1. The proposal to elect six directors was approved.  M. Karen Gilles, William
   G. Kobi, Richard W. Perkins, Anton R. Potami, Timothy M. Scanlan and Edward
   E. Strickland were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. There were no broker non-votes. The tabulation was as follows:

              Director             Votes For            Votes Against
              -------              ---------            -------------
M. Karen Gilles                  7,894,222                  89,470
William G. Kobi                  7,804,660                 179,032
Richard W. Perkins               7,802,222                 181,470
Anton R. Potami                  7,898,660                  85,032
Timothy M. Scanlan               7,898,257                  85,435
Edward E. Strickland             7,894,052                  89,640

2. The proposal to amend the Company's 1995 Stock Incentive Plan to increase the number of shares reserved for issuance under this plan by 400,000 shares was approved. There were 7,203,527 votes cast in favor and 713,773 votes cast against the proposal, with 66,392 shares abstaining.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.  The exhibits to this quarterly report on Form 10-Q are
       --------
       listed in the exhibit index beginning on page 17.

(b)    Form 8-K.   No reports on Form 8-K were filed by the Company during the
       --------
       quarter ended April 30, 1999.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    BIO-VASCULAR, INC.



Dated:   June 9, 1999.              /s/ Connie L. Magnuson
                                    -----------------------------------
                                    Connie L. Magnuson
                                    Vice-President of Finance and Chief
                                    Financial Officer
                                    (Principal Financial Officer)

BIO-VASCULAR, INC.
INDEX TO EXHIBITS
-------------------------------------------------------------------------------

27.1 Financial Data Schedule for the six-month period ended April 30, 1999 (filed herewith electronically).