Form 10-Q
period 1999-07-31
BIO VASCULAR INC
filed 1999-09-10
CIK 780127

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
________________________________________________________________________________


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    For quarterly period ended July 31, 1999
                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ___ to ____

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

On September 7, 1999, there were 8,959,739 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 1999 AND OCTOBER 31, 1998
--------------------------------------------------------------------------------

                                                                                    July 31,             October 31,
                                                                                      1999                  1998
                                                                                      ----                  ----
ASSETS                                                                             (Unaudited)
Current assets:
Cash and cash equivalents...................................................       $ 5,898,321           $ 4,383,366
Marketable securities.......................................................                --             3,990,839
Accounts receivable, net....................................................         2,811,262             2,456,018
Inventories, net............................................................         2,461,953             2,305,924
Deferred income taxes.......................................................           239,754               219,754
Other.......................................................................           385,413               527,402
                                                                                   -----------           -----------
  Total current assets......................................................        11,796,703            13,883,303

Equipment and leasehold improvements, net...................................         4,786,560             4,353,876
Goodwill and other intangible assets, net...................................         6,765,390             7,240,772
Deferred income taxes.......................................................           549,821               504,268
                                                                                   -----------           -----------
  Total assets..............................................................       $23,898,474           $25,982,219
                                                                                   ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................................       $   594,171           $   460,337
Accrued expenses............................................................         1,403,273             1,421,054
Current maturities of long-term obligations.................................           369,104               615,961
                                                                                   -----------           -----------
  Total current liabilities.................................................         2,366,548             2,497,352

Capital lease obligations...................................................           215,248               392,845
Other noncurrent liabilities................................................           561,821               661,648
                                                                                   -----------           -----------
  Total liabilities.........................................................         3,143,617             3,551,845
                                                                                   -----------           -----------


Contingencies (Note 6)

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
  none issued or outstanding at July 31, 1999 and
  October 31, 1998..........................................................                --                    --
Common stock: authorized 20,000,000 shares of $.01 par value;
  8,959,232 issued and outstanding at July 31, 1999 and
  9,317,183 at October 31, 1998.............................................            89,592                93,172
Additional paid-in capital..................................................        27,699,364            28,695,840
Unearned compensation.......................................................          (710,836)             (514,538)
Accumulated other comprehensive income......................................                --                 1,103
Accumulated deficit.........................................................        (6,323,263)           (5,845,203)
                                                                                   -----------           -----------
  Total shareholders' equity................................................        20,754,857            22,430,374
                                                                                   -----------           -----------
  Total liabilities and shareholders' equity................................       $23,898,474           $25,982,219
                                                                                   ===========           ===========

The accompanying notes are an integral part of the interim unaudited condensed consolidated financial statements.

BIO-VASCULAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTH PERIODS ENDED JULY 31, 1999 AND 1998 (UNAUDITED)

                                                        Three Months Ended                      Nine Months Ended
                                                             July 31,                                July 31,
                                                      1999               1998                1999                1998
                                                      ----               ----                ----                ----
Net revenue.....................................       $5,169,431        $2,759,920         $13,891,788         $ 7,949,516
Cost of revenue.................................        2,585,227         1,141,466           6,893,144           3,256,855
                                                       ----------        ----------         -----------         -----------

Gross margin....................................        2,584,204         1,618,454           6,998,644           4,692,661

Operating expenses:

Selling, general and administrative.............        2,099,727         1,542,014           6,467,088           4,709,853
Research and development........................          461,300           352,473           1,240,217           1,178,294
                                                       ----------        ----------         -----------         -----------

Operating income (loss).........................           23,177          (276,033)           (708,661)         (1,195,486)

Other income, net, primarily interest...........           35,756           211,140             143,337             671,392
                                                       ----------        ----------         -----------         -----------

Income (loss) before provision for (benefit
  from) income taxes............................           58,933           (64,893)           (565,324)           (524,094)

Provision for (benefit from)
  income taxes..................................           16,917           (22,273)           (87,264)            (175,082)
                                                       ----------        ----------         ----------          -----------

Net income (loss)...............................       $   42,016        $  (42,620)        $  (478,060)        $  (349,012)
                                                       ==========        ==========         ===========         ===========

Basic and diluted earnings per share:

Net income (loss)...............................       $     0.00        $    (0.00)        $     (0.05)        $     (0.04)
                                                       ==========        ==========         ===========         ===========

The accompanying notes are an integral part of the interim unaudited condensed consolidated financial statements.

BIO-VASCULAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED JULY 31, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                       Nine Months Ended
                                                                                            July 31,
                                                                                      1999                    1998
                                                                                      ----                    ----
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................             $   638,581           $    30,917

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment and improvements................................              (1,055,617)             (721,366)

Investments in marketable securities..................................                (986,805)           (7,683,856)

Proceeds upon sale or maturities of marketable securities.............               4,977,644            10,659,270

Purchase of Jer-Neen, net of cash acquired............................                       -            (2,708,899)

Payment of transaction costs related to acquisition of Jer-Neen.......                 (58,859)                    -

Investments in patents and trademarks.................................                 (81,013)              (47,697)
                                                                                   -----------           -----------

Net cash provided by (used in) investing activities...................               2,795,350              (502,548)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to stock-based compensation plans....................                   9,445               271,532

Repurchase of the Company's common stock..............................              (1,404,140)           (2,994,102)

Repayment of debt in conjunction with the acquisition of Jer-Neen.....                       -            (2,407,386)

Repayments of capital lease obligations...............................                (170,180)                    -

Repayments of other long-term obligations.............................                (354,101)                    -
                                                                                   -----------           -----------
Net cash used in financing activities.................................              (1,918,976)           (5,129,956)
                                                                                   -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................               1,514,955            (5,601,587)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................               4,383,366             6,766,687
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................          $ 5,898,321           $ 1,165,100
                                                                                   ===========           ===========

The accompanying notes are an integral part of the interim unaudited condensed consolidated financial statements.

BIO-VASCULAR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Bio-Vascular, Inc. ("Bio-Vascular" or "the Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1998 Annual Report to Shareholders and incorporated by reference in the Company's Form 10-K for the year ended October 31, 1998.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the nine month period ended July 31, 1999 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the fiscal year ending October 31, 1999.

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

Since the acquisition occurred on July 31, 1998 and was accounted for as a purchase, the results of operations for the three and nine-month periods ended July 31, 1998, and the cash flows for the nine-month period ended July 31, 1998 do not include Jer-Neen's results of operations and cash flows for those periods.

(3)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                                July 31,         October 31,
                                                                  1999              1998
                                                                  ----              ----
                                                              (Unaudited)
Inventories, net:
Raw materials and supplies................................    $1,411,011         $1,304,031
Work in process...........................................       622,567            457,396
Finished goods............................................       990,406          1,024,317
Reserve for inventory obsolescence........................      (562,031)          (479,820)
                                                              ----------         ----------
                                                              $2,461,953         $2,305,924
                                                              ==========         ==========

Condensed Consolidated Statements of Cash Flows:

In 1997, the Company's Board of Directors adopted a stock repurchase plan (the "Plan") and authorized the purchase of up to 500,000 shares of its common stock. In 1998, the Company's Board of Directors amended the Plan to authorize the repurchase of up to 1,500,000 shares. As of July 31, 1999, the Company had completed its repurchase of 1,500,000 shares of its common stock for an aggregate cash outlay of $5,648,000 since the inception of the Plan.

BIO-VASCULAR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

(4)  EARNINGS PER SHARE:

The following table sets forth the computation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                                       Three Months Ended                Nine Months Ended
                                                                            July 31,                          July 31,
                                                                      1999             1998             1999             1998
                                                                      ----             ----             ----             ----
                                                                           (Unaudited)                       (Unaudited)
Denominator for basic earnings per share -
   weighted-average common shares...........................        8,861,073        8,891,624        9,053,779        9,145,669

Effect of dilutive securities:
Shares associated with deferred compensation................          186,018               --               --               --
Shares associated with option plans.........................           12,461               --               --               --
                                                                    ---------        ---------        ---------        ---------
Dilutive potential common shares............................          198,479               --               --               --
                                                                    ---------        ---------        ---------        ---------

Denominator for diluted earnings per share -
   weighted-average common shares and dilutive
   potential common shares..................................        9,059,552        8,891,624        9,053,779        9,145,669
                                                                    =========        =========        =========        =========

Options outstanding with exercise prices greater than the
   average market price of the Company's common stock.......        1,275,285          684,080        1,247,765          872,062

Restricted stock awards outstanding.........................          232,219          155,944          232,219          155,944

                                                                                  As of July 31,
                                                                          1999                     1998
                                                                          ----                     ----
                                                                                  (Unaudited)
Options outstanding.........................................               1,442,899                1,280,090
Exercise prices.............................................          $1.87 - $13.03           $1.87 - $13.03
Expiration dates............................................             1999 - 2008              1998 - 2006


For the nine-month periods ended July 31, 1999 and 1998, and the three-month period ended July 31, 1998, none of the options outstanding were included in the computation of diluted earnings per share for those periods because the Company had incurred net losses, thus the inclusion of options would have been anti-dilutive.

BIO-VASCULAR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

(5) MAJOR CUSTOMERS AND NET REVENUE BY GEOGRAPHIC AREA:

Substantially all of the Company's international net revenues are negotiated, invoiced and paid in U.S. dollars. The following tables summarize significant customer information and international net revenues by geographic area:


                                                          Three Months Ended                  Nine Months Ended
                                                                July 31,                            July 31,
                                                        1999               1998              1999             1998
                                                        ----               ----              ----             ----
                                                              (Unaudited)                          (Unaudited)
Percent of net revenues by significant customers:
A...............................................         11%                18%               12%               19%
B...............................................          9%                14%                8%               14%
C...............................................          8%                11%                8%               11%
D...............................................         31%                --                26%               --

                                                              July 31,                    October 31,
                                                                1999                         1998
                                                                ----                         ----
                                                            (Unaudited)
Percent of accounts receivable by significant
  customers:
A...............................................                   9%                           9%
B...............................................                  10%                          11%
C...............................................                   8%                          11%
D...............................................                  18%                          13%

                                                          Three Months Ended                  Nine Months Ended
                                                                July 31,                            July 31,
                                                        1999               1998              1999             1998
                                                        ----               ----              ----             ----
                                                              (Unaudited)                          (Unaudited)
International net revenues by geographic area:
Europe..........................................       $495,736           $397,012         $1,484,180       $1,142,071
Asia and Pacific Region.........................        161,385            222,411            397,358          627,487
Canada..........................................         76,992             58,641            226,512          167,541
Other...........................................         50,962             17,313            154,491           42,493
                                                       --------           --------         ----------       ----------
Total...........................................       $785,075           $695,377         $2,262,541       $1,979,592
                                                       ========           ========         ==========       ==========
Percent of total net revenues...................             15%                25%                16%              25%

In June 1997, Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued by the Financial Accounting Standards Board. SFAS No. 131 establishes new standards for the way public business enterprises report information about operating segments. The Company must adopt SFAS No. 131 for fiscal year end 1999. Management is in the process of evaluating the effect on its financial reporting.

BIO-VASCULAR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

(6)  CONTINGENCIES:

The Company is currently involved in litigation which is ordinary and incidental to its business. Management believes losses, if any, that might eventually be sustained from such litigation would not be material to the Company's consolidated financial position, results of operations or cash flows for any period. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that the Company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential material product liability losses.

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

(8) NEW ACCOUNTING PRONOUNCEMENT

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company's management has not yet fully evaluated the potential impact of adopting SFAS No. 133 on the Company's consolidated financial statements.

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


Overview

The Company develops, manufactures, and markets branded proprietary and patented specialty medical products for use in thoracic, cardiac, neuro, ophthalmic, and vascular surgery. The Company's branded products include the Tissue-Guard(TM) product line, the Biograft(R) peripheral vascular graft and surgical productivity tools used in cardiac and vascular surgery. Tissue-Guard products are made from bovine pericardium, the thin membrane surrounding the heart of cattle, processed using proprietary tissue-fixation technology. The Company's wholly-owned subsidiary, Jer-Neen Manufacturing Co., Inc. ("Jer-Neen"), is a value added manufacturer of precision, unbranded wire component products such as micro coils, wire forms and spring components used in implantable defibrillation, interventional medicine and other surgical applications within the medical industry. Jer-Neen was purchased by the Company on July 31, 1998, the end of the Company's fiscal 1998 third quarter.

Results of Operations

Comparison of the Three Months Ended July 31, 1999 with the Three Months Ended July 31, 1998

Revenue increased $2,409,000, or 87%, to $5,169,000 from $2,760,000.  The Jer-
Neen component business contributed net revenues of $2,098,000, and continued to exceed management's expectations. The branded products business reported revenues of $3,071,000 up $311,000 from the 1998 revenue level of $2,760,000. This was the third-highest quarterly revenue amount ever recorded by the Company's branded products business since the fourth quarter of fiscal 1995 when sales of the Company's Peri-Strips(R) product were at their peak.

The branded products business experienced 39% revenue growth from its surgical productivity tools to $706,000 in the third quarter of 1999 compared to revenue of $507,000 for the same quarter in 1998. Revenue from the Flo-Thru Intraluminal Shunt(TM), which received FDA market clearance in August 1998, accounted for approximately 47% of the overall period to period increase in surgical productivity tools revenue during the quarter. The Tissue-Guard product line, exclusive of Peri-Strips, contributed 5% revenue growth in 1999 over the same period in 1998. Dura-Guard(R) and Vascu-Guard(R), both products within the Tissue-Guard family, continued their strong momentum. Dura-Guard revenue increased 11% over third quarter 1998 to $661,000 from $593,000. Vascu-Guard revenues were up 25% to $220,000 from $176,000 in the prior year quarter. Peri-Strips third-quarter revenue of $805,000 was higher than the fiscal 1998 third quarter revenue of $790,000. Biograft revenue experienced a 17% increase in revenue to $214,000 from $183,000, as a result of the Company's efforts to reverse the downward trend previously experienced in this market.

The Company's gross margin percentage was 50% for the 1999 quarter as compared to 59% for the 1998 quarter. In

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

the 1999 quarter, the component product line margin was 40%, while the branded products' margin was 57%. The Company expects the gross margin percentage for fiscal year 1999 to be lower than the fiscal 1998 level primarily because the component product business will be included in the consolidated operating results for the full year in 1999 rather than one quarter as in 1998.

Selling, general and administrative (SG&A) expense increased $558,000, or 36%, to $2,100,000 from $1,542,000 between the 1999 and 1998 third quarters. The inclusion of the component business accounts for approximately 82% of the overall quarter to quarter increase in SG&A expense. The remaining SG&A increase is primarily due to increased sales and marketing costs within the branded products segment, which are required to advance the Company's revenue growth initiatives. Increased sales and marketing costs were primarily related to increased personnel costs, conventions costs, including the related employee travel, and marketing materials with the new Bio-Vascular corporate logo and image.

Research and development (R&D) expense for the third quarter increased $109,000, or 31%, to $461,000 for the 1999 quarter from $352,000 for the 1998 quarter. The inclusion of the component business accounts for approximately 82% of the overall quarter to quarter increase in R&D expense. Product development activities in the third quarter of 1999 continued to focus on a number of both near- and long-term opportunities. The near-term opportunities focused on furthering the Company's current tissue expertise through product line expansions and enhancements. Long-term projects focused on product designs that utilize new tissue technologies. R&D expense is expected to increase as projects under development continue to progress. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

Operating income in the 1999 quarter was $23,000 as compared to an operating loss of $276,000 for the third quarter of 1998. The component business contributed $298,000 in operating income to the fiscal 1999 third quarter.

Other income, primarily net interest income, was $36,000 in 1999 and $211,000 in 1998. The decrease in net interest income is related to significantly lower cash and investment balances in 1999, primarily due to cash expenditures for the Company's stock repurchase program and the Jer-Neen acquisition, and interest expense related to acquired liabilities and capital equipment leases. Operations had income before income taxes of $59,000 in 1999 as compared to a loss of $65,000 in 1998.

The Company recorded a provision for income taxes of $17,000 in 1999, an effective tax rate of 29%, as compared to benefit from income taxes of $22,000 in 1998. The 1999 effective tax rate is less than the statutory rates primarily due to the impact of permanent differences, including nondeductible amortization of goodwill acquired in the acquisition of Jer-Neen, partially offset by the impact of research and experimental credits.


Comparison of the Nine Months Ended July 31, 1999 with the Nine Months Ended July 31, 1998

Revenue increased $5,942,000 or 75%, to $13,892,000 from $7,950,000. The Jer-
Neen component business contributed net revenues of $5,296,000 in 1999. The branded products business reported revenues of $8,596,000, up $646,000 from the 1998 revenue level of $7,950,000.

The branded products business experienced 20% revenue growth from its surgical productivity tools to $1,865,000 in the 1999 period from $1,558,000 in the comparable 1998 period. Revenue from the Flo-Thru Intraluminal Shunt(TM), which received market clearance in August 1998, accounted for approximately 66% of the increase in surgical productivity tools revenue during the period. The Tissue-Guard product line, exclusive of Peri-Strips(R), contributed 14% revenue growth in the 1999 period over the same period in 1998. Peri-Strips revenue decreased

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

6% when comparing the 1999 and 1998 period revenues of $2,317,000 and $2,466,000, respectively, primarily as a result of increased competition (including price competition) in the domestic marketplace during the first quarter of fiscal 1999. The Company expects to regularly contend with a strong element of competition in attractive markets, such as Lung Volume Reduction Surgery. Additionally, the Japanese acceptance of Lung Volume Reduction Surgery has been much lower than expected, thereby affecting the near-term expected growth potential for Peri-Strips. In the second quarter of fiscal 1999, the Company utilized non price driven sales strategies to respond to this competitive environment. Biograft revenue experienced a 4% increase in revenue to $568,000 from $546,000.

The Company's gross margin percentage was 50% in the 1999 period as compared to 59% in the 1998 period. In the 1999 period, the component product line margin was 40%, while the branded products' margin was 57%. The Company expects the gross margin percentage for fiscal year 1999 to be lower than the fiscal 1998 level as the component product business will be included in the consolidated operating results for the full year in 1999 rather than one quarter as in 1998.

Selling, general and administrative (SG&A) expense increased $1,757,000, or 37%, between the 1999 and 1998 periods. The inclusion of the component business accounts for approximately 75% of the overall period to period increase in SG&A expense. Since Jer-Neen has less SG&A infrastructure than does the branded products business, SG&A as a percentage of net revenues decreased from 59% for the 1998 period to 47% for the 1999 period. The remaining SG&A increase is primarily due to increased sales and marketing costs within the branded products segment. Increased sales and marketing costs resulted primarily from increased personnel costs, convention costs (including the related employee travel) and the cost of marketing materials with the new Bio-Vascular corporate logo and image.

Research and development (R&D) expense for the period increased $62,000, or 5%, between 1999 and 1998. The inclusion of the R&D activities of the component business was the primary reason for the overall period to period increase in R&D expense. Product development activities in 1999 continued to focus on a number of both near- and long-term opportunities. The near-term opportunities focused on furthering the Company's current tissue expertise through product line expansions and enhancements. Long-term projects focused on product designs that utilize new tissue technologies. R&D expense is expected to increase as projects under development continue to progress. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

The operating loss in the 1999 period was $709,000 as compared to an operating loss of $1,195,000 for the same period in 1998. The component business contributed $557,000 in operating income to the fiscal 1999 period.

Other income, primarily net interest income, was $143,000 in 1999 and $671,000 in 1998. The decrease in net interest income is related to significantly lower cash and investment balances in 1999, primarily due to cash expenditures for the Company's stock repurchase program and the Jer-Neen acquisition, and interest expense related to acquired liabilities and capital equipment leases.
Operations had a loss before income taxes of $565,000 in 1999 as compared to a loss of $524,000 in 1998.

The Company recorded a benefit from income taxes of $87,000 in 1999, an effective tax rate of 15%, as compared to an effective tax rate of 33% in 1998. The 1999 effective tax rate is less than the statutory rates primarily due to the impact of permanent differences, including nondeductible goodwill acquired in the acquisition of Jer-Neen, partially offset by the impact of research and experimental credits.

The 1999 nine-month period had a net loss from operations of $478,000, or $0.05 per share, compared to a net loss of $349,000, or $0.04 per share in 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $5,898,000 at July 31, 1999 as compared to $8,374,000 at October 31, 1998, a reduction of $2,476,000.

Operating activities provided cash of $639,000 during the first nine-months of 1999, as compared to providing cash of $31,000 in the same period of fiscal 1998. Cash was provided by operations through non-cash expenses in excess of the loss from operations, partially offset by increases in working capital used for inventories and accounts receivable.

Investing activities included $1,056,000 used for the purchase of equipment and leasehold improvements, primarily related to manufacturing processes. Other investing activities included $81,000 invested in intangible assets and $59,000 used for acquisition costs related to Jer-Neen.

Financing activities used $1,919,000 of cash during the first nine-months of fiscal 1999, including $1,404,000 used to repurchase 484,834 shares of Company common stock under the Company's stock repurchase program. Additional uses of cash included $524,000 to repay a bank note and other long-term obligations acquired in the purchase of Jer-Neen. The Company has long-term obligations of $777,000 at July 31, 1999. Payments are required through 2004.

The Company believes existing cash and cash equivalents will be sufficient to satisfy its cash requirements for the foreseeable future. This forward looking statement, as well as the Company's long-term cash requirements, will be a function of a number of variables, including research & development priorities, acquisition opportunities and the growth and profitability of the business.

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

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes new standards for the way public business enterprises report information about operating segments. The Company must adopt SFAS No. 131 for fiscal year end 1999 and management is in the process of evaluating the effect on its financial reporting.

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company's management has not yet fully evaluated the potential impact of adopting SFAS No. 133 on the Company's consolidated financial statements.

Year 2000 Readiness Disclosure


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

The "Year 2000" or "Y2K" problem refers to the problem caused by computer systems that have historically been written using two digits rather than four digits to define the applicable year. Additionally, Y2K includes a problem calculating leap year if a computer system does not correctly identify the year 2000 as being a leap year. Company computer systems and other equipment and technology having date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 and may not recognize the year 2000 as a leap year. The Company has instituted a Year 2000 readiness program (the "Y2K Plan") in order to identify, evaluate and address its exposure to these problems.

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

Operating Systems. The Company's operating systems are Novell Netware, Microsoft NT and Microsoft Windows 95/98. Novell has certified Netware to be Y2K compliant. Microsoft has certified Windows 95/98 to be compliant. Microsoft has certified that its NT software is compliant upon installation of the most recent service patches released or the installation of a software upgrade released in December 1998. The Company installed the Microsoft NT software upgrade in the second quarter of fiscal 1999.

Software Applications. The Company's primary information system applications consist of Micro-MAX MRP system, Great Plains Accounting and DataWorks Vantage. Micro-MAX released a service upgrade in 1998 that addressed its Y2K compliance. Great Plains Accounting software has been certified Y2K compliant, and DataWorks has certified Vantage to be Y2K compliant. The Company's secondary software systems consist of "off-the-shelf" software. The Company has completed the process of assessing whether or not its secondary systems are dependent upon date/time accuracy and if they need to be replaced. For the systems that have been determined as dependent upon date/time accuracy, the Company has obtained from its vendors certification that each secondary software package is compliant or intends to replace the system by October 31, 1999. None of these secondary software programs are critical to the Company's ability to accurately and timely process transactions.

Custom Applications. The Company has only a few custom applications written in "off-the-shelf" software. These applications were written in versions of software which have been determined not to be Y2K compliant. In each instance the Company has determined that date/time is either not essential to the functioning of the application, or can be worked around, or that the application's function can either be accomplished manually or completed in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

another manner using alternative software. Accordingly, the Company may choose not to address the Y2K issues related to these custom applications.

Third Party Relationships. Y2K issues may also impact the Company by affecting the business and operations of the Company's critical vendors, customers and other business partners. The Company has substantially completed the process of communicating with these parties in order to determine their Y2K compliant status. However, the Company has not been able to determine if the failure of a third-party to be Y2K compliant will have a material adverse affect on the Company. The Company anticipates that this part of its Y2K plan will be substantially complete by September 30, 1999.

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

The costs of Year 2000 compliance and the expected completion dates are the best estimates of Company management. Estimated costs of the Company's Y2K project and projected completion dates are forward-looking statements that may be impacted by the Company's current belief as to the extent of its internal exposure to the Y2K problem, the timeliness and accuracy of information provided by the Company's significant vendors, customers and other business partners in response to Y2K compliance inquiries by the Company, the cost and availability of upgrades, corrections or replacements for IT and non-IT systems identified as non-compliant, and the cost of and the Company's ability to procure the services of consultants or qualified personnel to assist with its Y2K Plan.

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

Contingency Plans.   The Company is in the process of developing contingency
plans to address potential Year 2000 compliance deficiencies. However, the plans will not be completed until Company has received responses from its significant customers, vendors and other business partners regarding their Year 2000 compliance. To the extent that the Company identifies Year 2000 compliance issues that cannot be addressed on a timely basis, it will seek to develop and refine appropriate contingency plans in order to mitigate its risks.

The forward looking statements contained in this section under the meaning "Year 2000 Readiness Disclosure" should be read in conjunction with the Company's disclosure under the heading "Forward-Looking Statements".

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal financial instruments the Company maintains are in accounts receivable and long-term obligations. The Company believes that the interest rate, credit and market risk related to these accounts is not significant. The Company manages the risk associated with these accounts through periodic reviews of the carrying value for non-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

collectibility of assets and establishment of appropriate allowances in connection with the Company's internal controls and policies.

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

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits. The exhibits to this quarterly report on Form 10-Q are listed
       --------
       in the exhibit index beginning on page 18.

(b)    Form 8-K. No reports on Form 8-K were filed by the Company during the
       --------
       quarter ended July 31, 1999.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        BIO-VASCULAR, INC.



Dated: September 9, 1999.               /s/ Connie L. Magnuson
                                        ----------------------
                                        Connie L. Magnuson
                                        Vice-President of Finance and Chief
                                        Financial Officer
                                        (Principal Financial Officer)

BIO-VASCULAR, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------
27.1 Financial Data Schedule for the nine-month period ended July 31, 1999 (filed herewith electronically).