Form 10-K
period 1999-10-31
BIO VASCULAR INC
filed 2000-01-31
CIK 780127

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

 [X]  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the fiscal year ended October 31, 1999
                                      or
 [_]  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                  For the transition period from ___ to ____

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

                              -------------------

       Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                         Common Stock Purchase Rights

                              -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______
                                        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of January 21, 2000, 8,975,383 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Registrant's outstanding Common Stock (based upon the last reported sale price of the Common Stock on that date by the Nasdaq National Market), excluding shares owned beneficially by executive officers and directors, was approximately $25,141,000.

Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific sections are referred to herein) from the Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1999 (the "1999 Annual Report"). Part III of this Annual Report on Form 10-K incorporates documents incorporated by reference (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held February 22, 2000 (the "1999 Proxy Statement").

Tissue-Guard(TM), Supple Tissue-Guard(TM), Peri-Strips(R), Peri-Strips Dry(R), PSD Gel(TM), Dura-Guard(R), Vascu-Guard(R), Supple Peri-Guard(R), Peri-Guard(R), CV Peri-Guard(R), Ocu-Guard(TM), Biograft(R), Flo-Rester (R), Bio-Vascular Probe(R) and Flo-Thru Intraluminal Shunt(TM) are trademarks of the Company.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors set forth under the heading "Important Factors".

PART I

ITEM 1 - Business
-----------------

(a)  General Development of Business

Introduction

Bio-Vascular, Inc. ("Bio-Vascular" or the "Company") develops, manufactures and markets branded proprietary and patented specialty medical products for use in thoracic, cardiac, neuro, vascular and ophthalmic surgery. The Company's branded products include the Tissue-Guard product line, the Biograft peripheral vascular graft, and surgical productivity tools used in cardiac and vascular surgery. Tissue-Guard products are made from bovine pericardium (the membrane surrounding the heart of cattle) processed using the Company's tissue-fixation technology. The Tissue-Guard products, made in various configurations, are used in a wide variety of surgical procedures and are designed to reinforce, reconstruct and repair tissue and prevent leaks of air, blood and other body fluids.

Through the Company's wholly-owned subsidiary, Jer-Neen Manufacturing Co., Inc. (d/b/a Jerneen Micro Medical Technologies)("Jerneen"), the Company is a value added original equipment manufacturer ("OEM") of micro precision wire-based component products including precision coils, stylets and guidewire components and subassemblies used in the medical industry. The Company acquired Jerneen July 31, 1998.

History

Bio-Vascular was incorporated in July of 1985. In 1985, the Company was spun-off to the shareholders of its then parent company, thereafter operating as a separate public company. In the spin-off, the Company acquired the rights to certain cardiovascular products, including Peri-Guard and Flo-Rester.

In 1994, the Company acquired Vital Images, Inc. ("Vital Images"), a company involved in the development of software for three-dimensional visualization and analysis of image data. In 1996, the Company made the decision to spin Vital Images off. In 1997, the Company completed the spin-off distribution of all the shares of Vital Images to the shareholders of Bio-Vascular, with Vital Images thereafter operating as an independent company, with its own publicly traded securities. The distribution was effected in order to allow each company to maximize its individual strategic opportunities, as the direction of Vital Images' business had begun to diverge from the core medical device business of Bio-Vascular.

Also in 1994, the Company's branded products segment introduced Peri-Strips staple line buttress for use in lung surgical procedures, primarily lung volume reduction surgery ("LVRS"). Sales from Peri-Strips fueled significant revenue growth for the Company from late 1994 through fiscal 1995, increasing from $685,000 in fiscal 1994 to $5,500,000 in fiscal 1995. In January 1996, the
Health Care Financing Administration ("HCFA"), the agency of the U.S. Government that controls Medicare, put in place a national policy decision not to reimburse for LVRS. This decision by HCFA adversely affected the Company's revenues generated from the sales of Peri-Strips, which declined to $2,900,000 in fiscal 1997. Annual revenues from Peri-Strips have remained relatively stable since fiscal 1997, with fiscal 1998 and 1999 Peri-Strips revenues of $3,200,000 and $3,100,000, respectively.

In July 1998, the Company completed the acquisition of Jerneen. This acquisition broadens the Company's participation in the medical device industry, increases the Company's immediate and long-term revenue potential and achieves a balance of market opportunities consistent with the strategic objectives targeted by the Company.

The Company has continued to advance and execute its strategy for growth, focusing on opportunities to grow through acquisition, licensing and distribution, expansion of markets for its current products, and internal new product research and development activities. (See Research and Development on Page 11 of this Report.)

Bio-Vascular's principal executive offices are located at 2575 University Avenue, St. Paul, Minnesota 55114-1024. The Company can be contacted by telephone at (651) 603-3700, by facsimile at (651) 642-9018, or by electronic mail at info@biovascular.com.

(b)  Financial Information About Industry Segments

The information under the caption "Supplemental Financial Statement and Segment Information" on page 17 of the Company's 1999 Annual Report is incorporated herein by reference.

(c)  Narrative Description of Business

The table below summarizes the revenue contributed by the Company's significant products or product lines for the periods indicated. The component products segment financial results are included in the fourth quarter of fiscal 1998 (since date of acquisition) and all four quarters of fiscal 1999.

---------------------------------------------------------------------------------------------------------------
Revenue Contribution by Significant                           Years Ended October 31,
 Product or Product Line:
(In thousands)                             1999            %      1998            %      1997            %
---------------------------------------------------------------------------------------------------------------
Tissue-Guard Products:
  Peri-Strips and Peri-Strips Dry          $ 3,125         17%    $ 3,233         27%     $ 2,915         30%
  Dura-Guard                                 2,550         13%      2,204         18%       1,832         19%
  Other Tissue-Guard Products                2,689         14%      2,384         20%       2,020         21%
Surgical Productivity Tools                  2,560         14%      2,051         17%       2,127         22%
Biograft                                       757          4%        748          6%         800          8%
                                           -------        ---     -------        ---      -------        ---
Total Branded Products                      11,681         62%     10,620         88%       9,694        100%
Component Products                           7,223         38%      1,397         12%           -          -
                                        -----------------------------------------------------------------------

  Total Net Revenue                        $18,904        100%    $12,017        100%     $ 9,964        100%
---------------------------------------------------------------------------------------------------------------

Products, Markets and Competition

Description of the Branded Products Segment
-------------------------------------------

The following table summarizes the Company's branded product lines and associated products, and describes procedures in which such products are used.

--------------------------------------------------------------------------------------------------------------------
   Product Line              Product                           Application/Representative Procedure

--------------------------------------------------------------------------------------------------------------------
Tissue-Guard         Peri-Strips              Stapling buttress for sealing air leaks in lung volume reduction/lung resection procedures and prothesis for the repair of soft tissue deficiencies
                   -------------------------------------------------------------------------------------------------
                     Peri-Strips Dry          Stapling buttress for sealing air leaks in lung volume reduction/lung resection procedures

                   -------------------------------------------------------------------------------------------------
                     Vascu-Guard              Vascular patch used in carotid endarterectomy and other peripheral vascular procedures when the artery must be repaired

                   -------------------------------------------------------------------------------------------------
                     Dura-Guard               Repair patch used to seal the dura mater in neurosurgeries

                   -------------------------------------------------------------------------------------------------
                     Peri-Guard               Tissue patch used for pericardial closure and soft tissue repair

                   -------------------------------------------------------------------------------------------------
                     Supple Peri-Guard        More "supple" tissue patch used for pericardial closure and soft tissue repair

                   -------------------------------------------------------------------------------------------------
                     CV Peri-Guard            Tissue patch used for intracardiac patching and great vessel repair in adults

                   -------------------------------------------------------------------------------------------------
                     Ocu-Guard                Opthalmic wrapping material used in enucleation procedures

--------------------------------------------------------------------------------------------------------------------
Surgical             Bio-Vascular Probe       Tool used to locate arterial blockage in surgical bypass procedures
Productivity Tools
                   -------------------------------------------------------------------------------------------------
                     Flo-Rester               Internal vessel occluder used in coronary artery bypass graft surgery

                   -------------------------------------------------------------------------------------------------
                     Flo-Thru Intraluminal    Internal vessel stent used during minimally invasive cardiac surgery
                     Shunt

--------------------------------------------------------------------------------------------------------------------
Other                Biograft                 Peripheral vascular bypass graft used in lower limb vascular reconstruction
--------------------------------------------------------------------------------------------------------------------

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

The Company's Tissue-Guard products are produced from bovine pericardium. Many of the product characteristics and competitive advantages of this product line are derived from the collagen configuration of the bovine pericardium. Collagen, which is a fibrous protein found in all multi-cellular animals, makes the pericardium durable and provides superior fluid interface properties, similar to autologous tissue. These characteristics allow for effective host tissue incorporation. Host cells deposit a collagen matrix on the surface of the pericardial product allowing the Tissue-Guard product to integrate into the host tissue. The Company believes this integration enhances the long-term tensile strength (the maximum stress a material subjected to a stretching load can withstand without tearing) of its Tissue-Guard products.

The bovine pericardium is processed using proprietary and patented tissue-fixation technologies. The tissue is treated with glutaraldehyde and other proprietary chemical treatments to prevent degradation of the tissue and to render it biologically compatible with the host tissue. According to studies commissioned by the Company, the tissue-fixation technologies used by the Company reduce the level of residual glutaraldehyde remaining in the processed tissue to one of the lowest levels documented in the industry, resulting in a lower incidence of host tissue inflammatory response and promoting host tissue incorporation similar to the body's natural healing process.

Peri-Strips and Peri-Strips Dry

Peri-Strips and Peri-Strips Dry soft tissue stapling buttresses are used in a variety of pulmonary procedures including bullectomies, bronchial resections, lobectomies, segmentectomies, wedge resections and LVRS. These products provide for reapproximation and reinforcement of the surgical staple line to prevent air leaks at the site. Peri-Strips and Peri-Strips Dry are customized to fit disposable, reusable and endoscopic staplers of varying sizes made by a variety of manufacturers.

LVRS is an alternative to traditional emphysema treatment such as medical therapy or lung transplant. Lung transplantation is the only known cure for emphysema, but like other transplant procedures, is extremely expensive considering the high degree of risk associated with the procedure, the inadequate supply of donor lungs and the requirement that the patient receive anti-rejection drugs for the remainder of his or her lifetime. There are non-surgical therapies, although less expensive than surgical alternatives, which offer only temporary relief and become less effective as the disease progresses. In LVRS, the surgeon uses a stapling device to remove sections of damaged tissue, typically 20% to 30% of each lung. By removing the most diseased tissue, the remaining lung tissue has room to expand, improving breathing capacity by enabling the diaphragm muscles to regain their function and allow the rib cage and diaphragm to return to their normal size and state. In 1994, Dr. Joel Cooper, a pioneer in lung transplant surgery, modified LVRS using strips of Supple Peri-Guard to reinforce the staple line to prevent air leakage at the staple-line. Peri-Strips and Peri-Strips Dry were developed to suit the types of surgical staplers most commonly used in LVRS. While LVRS is not a cure for emphysema, the results from the procedure to date are very encouraging based on the peer-reviewed published literature. Generally, the literature shows that patients undergoing the procedure have reduced shortness of breath, improved exercise tolerance and improved quality of life.

There are more than 30 clinical papers published regarding the use of bovine pericardium medical products, such as Peri-Strips and Peri-Strips Dry, to reduce air leaks and improve patient outcomes. According to a study commissioned by the Company, using Peri-Strips Dry in surgical procedures to treat lung cancers and other lung tumors improved the patient recovery times through decreased duration of air leak, time to chest tube removal and hospital stay in comparison to procedures completed without the product. The study's reported one-day decrease in hospital stays could result in a net savings of up to $4,500 per patient, as estimated by the Company.

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

Vascu-Guard

Vascu-Guard, a vascular repair patch, is primarily used in carotid endarterectomy and other peripheral vascular procedures in which an artery must be repaired and closing the vessel without a patch is insufficient. Carotid endarterectomy is a surgical procedure used to remove atherosclerotic plaque build-up in carotid arteries, the principal arteries located in the neck that supply blood to the brain.

The build-up of atherosclerotic plaque (fat deposits with a proliferation of fibrous connective cells along the artery walls) in the carotid arteries increases the risk of stroke. A substantial portion of strokes is caused by a fragment of atherosclerotic plaque breaking away from the inner wall of the carotid artery and becoming lodged in an artery in the brain. Drug therapy is often prescribed to treat early indications of atherosclerotic plaque build-up. If the condition progresses to a point where drug therapy is not effective, surgical intervention is often required.

Although the artery often can be closed without a patch, use of a patch has been shown to significantly reduce the risk of recurrent disease. Certain patients require patching due to the small size of their carotid arteries, or to decrease the incidence of post-operative occlusion. The Company has commissioned studies that have shown that Vascu-Guard supports endothelialization (growth of a cell layer normally lining the interior of blood vessels) and that its non-thrombogenic blood flow surface imitates the blood flow characteristics of autologous vessels. In addition, its pulsatility (ability to reflect movement signifying the rhythmic pumping of the heart) allows a surgeon to readily verify normal blood flow after implantation.

Ocu-Guard

Ocu-Guard, an orbital implant wrap, is used in enucleation (removal of the eye) surgery. Enucleation is a procedure which removes a patient's eye as a result of trauma, malignancy or end-stage diseases such as glaucoma or diabetes. Following enucleation surgery, a patient commonly receives an orbital implant from which the visible prosthetic eye is attached. The implant used in the majority of these procedures requires a soft-tissue wrap, such as Ocu-Guard.

Ocu-Guard is manufactured in convenient, pre-formed configurations to fit the most common orbital implant sizes. The preformed configuration reduces implant preparation time, provides ease of insertion and a snug fit around the implant. Ocu-Guard has excellent handling characteristics allowing for ease of suturing. Ocu-Guard also has strength and durability for suture retention necessary for muscle attachment, which provides the motility of the prosthetic eye and also promotes vascular in-growth again promoting the motility of the prosthesis.

CV Peri-Guard

CV Peri-Guard, an intracardiac repair patch, is used in a variety of surgical procedures performed on the heart. Specific procedures in which CV Peri-Guard is used include aortic and atrial patching, atrial and ventricular septal defect repair, valve annuloplasty, and ventricular aneurysm repair. The Company's Peri-Guard products have over a 15 year history of clinical use as a cardiac patch, but cardiac indications for use under the Company's FDA marketing clearance were previously limited to pericardial closure. With CV Peri-Guard, marketing clearance was received from the FDA for a much broader range of cardiac uses and specifically for intracardiac repair. CV Peri-Guard is the first biological product cleared by the FDA for intracardiac patching.

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

Surgical Productivity Tools: Bio-Vascular Probe, Flo-Rester and Flo-Thru Intraluminal Shunt

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

Flo-Rester, a vessel occluder, is manufactured from medical grade silicone. Flo-Rester products are designed to interrupt blood flow. In surgical procedures where continual blood flow is not required, Flo-Rester provides a stented, blood-free, operative site during surgery. These products are primarily used during coronary artery bypass graft surgeries in which blood is routed past the heart through a heart / lung bypass machine in order to keep the heart free of blood during surgery. During such procedures, incidental blood flow can obstruct the surgeon's view of the operative site and interfere with precise suturing. Flo-Rester consists of a flexible shaft with small bulbs at each end that are inserted into the blood vessel to stop the blood flow at the point where the artery bypass is sutured to the artery.

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

Competition with Tissue-Guard products is primarily from synthetic materials, other biological tissues and cadaveric tissue. The ability of these alternative products to compete with Tissue-Guard products varies based on each such product's indication for use, relative feature benefits and surgical preference. There can be no assurance that competing products will not achieve greater acceptance or that future products developed by competitors will not offer similar or enhanced performance advantages relative to the Tissue-Guard products.

Synthetic patches are generally cheaper to produce and to the extent that comparable synthetic patches are available and effective in surgical procedures, the Company faces significant price competition for its Tissue-Guard products.
W. L. Gore & Associates, Inc., manufacturer of Gore-Tex(R), is believed to have a prominent position in the synthetic patch market. There are other multi-purpose patches made from bovine and other types of animal tissue that compete with the Company's products, including bovine pericardium products produced by Baxter International Inc., Medtronic, Inc. and Shelhigh, Inc. The Company does not believe that these alternative bovine pericardium products have specific FDA marketing clearance for all surgical specialty markets in which the Company competes. The Company believes that the collagen characteristics exclusive to tissue, the special configuration of its Tissue-Guard products and the proprietary and patented tissue-fixation technology it employs offer significant product performance and it intends to continue to compete on these bases. Cadaveric tissue from tissue banks is sometimes utilized in neurological and ophthalmic surgery. Tissue-Guard products offer the distinct advantage of availability, product uniformity and ideal handling characteristics.

Competitive products to Biograft include synthetic grafts and other biological grafts. Surgeons generally prefer the patient's own vessels for lower limb vascular reconstruction. When the patient's own vessels are not available in sufficient quality or quantity, surgeons choose a prosthetic graft such as Biograft, or synthetic grafts made from PTFE produced by W. L. Gore & Associates, Inc., IMPRA, Inc. or other grafts made of biological materials, such as the CryoVein(R) by CryoLife, Inc.

Description of the Component Products Segment
---------------------------------------------

The component products segment produces critical micro components primarily from wire materials, which it supplies on an OEM basis according to customer specifications. These products include micro precision coils, stylets and related wire products and guidewire components and subassemblies. Each of these component categories comprises approximately one third of the segment's revenues according to customer specifications.

Micro precision coils

Micro precision coils are precision wire components, comprised normally of several strands of specialty wire materials wound into specific configurations. These coils are manufactured utilizing proprietary processes and typically involve the use of specialty metals such as medical grade stainless steel, silver, platinum, and other similar metals. These micro coils are used to either carry the electrical current required for operation of a medical device or to assist the installation of the medical device within the patient's body.

Stylets and related wire products

Stylets and related wire products are produced through the use of proprietary processes and medical grade stainless steel. This product category also includes some plastic components. Stylets are typically used in the placement of cardiovascular and vascular devices within the patient's body.

Guidewire components and subassemblies

Guidewire components and subassemblies are made of medical grade stainless steel, and are manufactured through a combination of proprietary processes and one critical, but adapted, grinding process. A guidewire is typically used at the beginning of a surgical procedure to locate and provide a channel for the placement of a diagnostic or therapeutic device.

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

The primary companies involved in the industry segments mentioned above include Medtronic, Inc., Guidant Corporation (which acquired Sulzer Intermedics during fiscal 1999), St. Jude Medical (through its Pacesetter unit) and Boston Scientific. In addition, numerous early stage companies are pursuing new technologies in cardiovascular and interventional medicine, especially neurological intervention. The Company anticipates that the cardiovascular and interventional medicine industry will continue to experience significant consolidation with the acquisition of earlier stage companies by the major industry participants. Although there can be no assurance, the Company believes that this consolidation will not hinder its component products segment growth opportunity as the major participants are expected to continue to seek multiple supply sources for critical device components such as those offered by the Company.

Competition

The component products segment competes on the basis of superior quality of processes and production, rapid and flexible customer response, and to a modest degree, price. The component part usually comprises a minor portion of the total device-level price. Accordingly, vendor performance and responsiveness are generally more critical factors. There are four primary competitors to the Company, all of which are privately held. One competitor is substantially larger than the Company with annual revenues estimated in the range of $100 million. Given the concentration of the wire component product industry, the Company believes that medical device customers are generally motivated to promote healthy competition among their various suppliers in order to ensure multiple supply sources for their critical device components.

Intellectual Property

Description of the Branded Products Segment
-------------------------------------------

In its branded products business, the Company relies on patents, trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties.
Supple Peri-Guard, which is used in the manufacture of the majority of the Company's Tissue-Guard products, is protected exclusively by trade secrets. The Company owns United States patents related to Peri-Strips, Peri-Strips Dry and Peri-Guard. During the year ended October 31, 1999, the Company filed two patent applications to protect new and proprietary technologies. One of these applications relates to the manufacturing and use of stent coverings formed of biological tissues, and the other is for the Company's new "resorbable" line of tissue implant materials. The Company currently has a United States patent pending relating to Ocu-Guard. The Company also has an exclusive, worldwide, perpetual license to make, use and sell its Flo-Rester product.

Description of the Component Products Segment
---------------------------------------------

In its component products business, the Company relies exclusively on trade secret protection for its processes. The Company seeks to practice strict trade secret discipline with all employees, consultants, customers and other parties. A non-disclosure protocol is maintained on behalf of each of its customers, consistent with the highly competitive nature of these customers at the base device-level. The technology and equipment utilized in the manufacturing process is a combination of proprietary know-how, and the adaptation of and development utilizing readily-available equipment.

Marketing and Customers

Description of the Branded Products Segment
-------------------------------------------

The Company's branded products strategy is to ensure that the Company has products of superior quality supported by innovative and effective sales and marketing programs. These programs include surgical trade shows, support of the gathering, publication and presentation of clinical data and new product information by key surgeons and the development of strategic physician alliances. The marketing and sales strategy of the Company also includes developing and maintaining a close working relationship with the hospitals and surgeons who purchase and use the Company's products in order to assess and satisfy their needs.

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

Description of the Component Products Segment
---------------------------------------------

The component products segment's strategy is to proactively seek significant partnerships with each of the primary participants in the medical device markets it serves. The primary marketing strategy is to provide a rapid, flexible and creative response to customer needs, coupled with state of the art, high quality production response. The Company utilizes its Technology Development Center and Rapid Response Unit for design, development and prototype services. The utilization of these highly-technical solutions and timely, effective delivery of development prototypes is believed to provide a key competitive advantage to both the customer and the component products business. The component products segment has also achieved ISO 9002 certification as a further demonstration to its customers of its quality commitment. The segment's internal sales and marketing function is supplemented by the capabilities of an external third party sales representative group.

Information regarding the Company's significant customers under the caption "Major Customers and Net Revenue by Geographic Area" on page 23 of the Company's 1999 Annual Report is incorporated herein by reference.

Information Regarding Both Segments

Backlog
-------

The branded products segment normally does not experience significant backlogs. Because the component products business is "build-to-order", the component products segment typically has firm customer orders awaiting manufacture and future release. The component products order backlog was $1,406,000 at October 31, 1999 as compared to $1,051,000 at October 31, 1998. The component products segment does not expect any difficulty fulfilling these backlog orders as scheduled in fiscal 2000. The Company does not believe that its backlog is a meaningful indicator of its future business in the component products segment.

Raw Materials
-------------

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

Research and Development
------------------------

As a component of the Company's business growth strategy, the Company continues to make a significant investment in new product development in both its branded and component products businesses.

The majority of the Company's investment is on branded product opportunities applying both existing and newly developed technological expertise in the processing of biological tissues. Current branded product development efforts are primarily directed towards a sling for the surgical treatment of female urinary stress incontinence, a small diameter graft and a stent covering utilizing biological tissue. All three of these projects involve new and advanced tissue formats which have been under development for approximately two years. The animal feasibility testing phase for each of these projects was begun in early fiscal 2000. These are projects with long development timelines, but potentially very large returns.

The Company also targets research resources to the design and engineering of development stage solutions to meet its component products customers' specifications. This is a partnership to resolve problems and achieve high performance solutions, typically occurring when the customer's program is entering the prototype stage. During fiscal 1999, the component products business opened its Technology Development Center (TDC), which was established to provide creative solutions for their customers in addition to rapid response prototyping. The design rights to the components produced by the component products segment accrue to the customer in the vast majority of cases.

Governmental Regulation

General
-------

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

Food and Drug Administration
----------------------------

FDA regulations classify medical devices as either Class I, II or III devices, which are subject to general controls, special controls or pre-market approval ("PMA") requirements, respectively. While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices, as well as some Class I devices to be cleared by a 510(k) pre-market notification prior to marketing. This establishes that the device is ''substantially equivalent'' to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 became effective. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established, or if the FDA determines that the device or the particular application for the device requires a more rigorous review, the FDA will require the manufacturer to submit a PMA application for a Class III device that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The PMA application must contain the results of clinical trials and relevant prototype tests, laboratory and animal studies. It must also contain a complete description of the device , its components and a detailed description of the methods, facilities and controls used for manufacturing, including the method of sterilization. In addition, the submission must include the proposed labeling, advertising literature and training methods, if applicable. The process of obtaining PMA can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all. Moreover, PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

Of the Company's current branded products, Biograft is a Class III device. Biograft received marketing clearance from the FDA pursuant to the PMA process. All other branded products have all been classified as Class II medical devices and have received 510(k) marketing clearance from the FDA.

The Company's branded products manufacturing operation is subject to periodic inspections by the FDA, whose primary purpose is to audit the Company's compliance with the Quality System Regulations (''QSR'') published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. The Company believes that its manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations.

International Regulation
-------------------------

International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations and duties and tax. Many of these regulations are similar to those of the FDA. In Japan, a potentially significant market for the Company's branded products, clinical trials of certain branded products are required before such products can be cleared for sale in the Japanese market. To date, this has delayed the Company's market entry in some cases, but has not ultimately prevented sales in Japan of any of the Company's branded products. The Company relies on its independent distributors to comply with the majority of the foreign regulatory requirements, including registration of the Company's branded products with the appropriate governmental authorities. To date, the Company has been successful in complying with the regulatory requirements in most foreign countries in which its branded products are marketed. (See Important Factors - Bovine Tissue Products on Page 14 of this Report.)

The registration system in the European Union ("EU") for the Company's branded products requires that the Company's quality system conform with the ISO 9001 international quality standard and that its branded products conform with "essential requirements" set forth by the Medical Device Directive ("MDD"). The Company's manufacturing facilities and processes under which the Company's branded products are produced were inspected and audited by the British Standards Institute ("BSI") to verify the Company's compliance with the essential requirements of the MDD. BSI also verified that the Company's quality system conforms with the ISO 9001 international quality standard and that its products conform with the "essential requirements" set forth by the MDD for the class of branded products produced by the Company. BSI certified the Company's conformity with both the ISO 9001 standard and the MDD essential requirements, entitling the Company to place the "CE" mark on all the Company's current branded products, except Biograft which is exempt. (See Important Factors - Human Tissue Products on Page 13 of this Report.)

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

Employees

At October 31, 1999, the Company employed approximately 220 full-time and part-time individuals. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

The information under the caption "Major Customers and Net Revenue by Geographic Area" on page 23 of the Company's 1999 Annual Report is incorporated herein by reference.


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

Health Care Industry: Health care industry factors, including the unpredictability of reductions and limitations on third-party (governmental health programs, private health insurance, managed care organizations and other similar programs) reimbursement levels for procedures using the Company's products and increased customer demands for price concessions.

Competitive Industry: Competitive industry factors including the Company's and its component business' customer's ability to contend with rapid product innovation and technological change in the medical device industry, and its ability to effectively compete with larger, well-established manufacturers of competing products.

Intellectual Property: Intellectual property factors, including the protection of intellectual property through trade secrets, propriety know-how, confidentiality agreements and patents, both owned and licensed, and the Company's ability to ensure such protective measures are obtained and remain effective to keep competitors from using similar technologies or from marketing comparable products. Litigation may be necessary to enforce such protective measures or to defend the Company's technology that a competitor claims infringes upon their product.

Human Tissue Product: Human tissue product factors include recently focused attention on the safety of tissue banks, spurred by incidents of the transmission of human disease during tissue transplantation. In the United States, regulations drafted by the FDA have outlined requirements for tissue banks. Although the current regulations have specifically excluded from regulation medical devices subject to FDA review, including preserved umbilical cord vein grafts such as Biograft (the Company's only product derived from human tissue), proposed rules indicate that medical devices containing human tissue products may be subject to additional controls. Also, the long-term future regulatory environment for Biograft in Europe is uncertain. The MDD issued by the EU explicitly excludes medical devices from human tissue; however, there is an effort developing to include such devices under a comprehensive regulatory program. This effort is in the early stages, and the Company understands that a consensus on such a directive could take several years. As a result, Biograft may be subject to additional regulations in the United States and Europe, which could make it uneconomical to sell Biograft under a regulatory program.

Bovine Tissue Products: Bovine Tissue Product factors include Bovine Spongiform Encephalopathy ("BSE"), which has been endemic in cattle in the United Kingdom and has received much publicity in Europe regarding beef for dietary consumption. Under the direction of the USDA, the U.S. government has had an active program of surveillance and import controls since the late 1980's, designed to prevent the introduction of BSE into U.S. cattle. To date all evidence indicates that U.S. cattle are free of BSE. The Company obtains all of its raw pericardium for its Tissue-Guard products from USDA-inspected slaughterhouses. The World Health Organization (WHO) has categorized the the levels of BSE infectivity of tissue and fluids on a scale of 1 to 4, with category 4 representing no detectable infectivity. The WHO has classified raw pericardium in category 4. The Company's notified body under the MDD, the BSI, and French authorities have specifically reviewed Tissue-Guard sourcing and manufacturing processes and have then certified the Company's bovine pericardium products. Although the Company does not anticipate that countries will prohibit the sale of Tissue-Guard products as a result of concerns related to BSE, such prohibition by certain countries could have a material adverse effect on the Company's business, financial condition and results of operations.

Governmental Regulation: Governmental regulation factors, including the laws and regulations, policies and judicial decisions that affect the regulation of the Company's products, and delays and uncertainties in the regulatory approval process in the United States and other countries, which could result in lost market opportunities.

Product Liability Claims and Product Recall: Product liability claims and product recall factors, including unexpected safety, performance and efficacy concerns with the Company's products, which could lead to product recalls, withdrawals, loss of sales and significant liability claims against the Company. Also, the risk that the Company's product liability insurance coverages would not be adequate to cover product liability claims made against the Company.

Dependence on Distributors and Sales Representatives: The risk factors pertaining to the Company's dependence on domestic and international distributors and sales representatives, which are utilized to transact a significant portion of the Company's current business related to its branded products, and the effects on the Company's operations due to a loss of a significant distributor or a significant number of other distributors or sales representatives.

Euro Conversion: The Euro conversion factors, including the uncertain impact of the conversion on the competitive environment in which the Company operates and its relationships with international distributors. The Company currently denominates all of its foreign transactions in U.S. dollars.

Dependence on Significant Customer: The risk factors associated with the Company's significant dependence on one component products customer, and the effects on the Company's operations and financial results with changes in the customer's ordering patterns or loss of the customer.


ITEM 2 - Properties
-------------------

The Company leases approximately 36,000 square feet of office and manufacturing space for its general offices and branded products business at 2575 University Avenue, St. Paul, Minnesota. The base rent of this lease, which commenced August 1, 1995 and expires July 31, 2005, is approximately $255,000 annually. The Company also has two leases on two facilities for its component products business totaling 29,000 square feet at 471 and 475 Apollo

Drive, Lino Lakes, Minnesota. The base rent of the first lease for 25,000 square feet, which commenced December 1, 1997 and expires five years from that date with a subsequent five year option, is approximately $103,000 annually. The base rent of the second lease for 4,000 square feet, which commenced April 1, 1999 and expires five years from that date with a subsequent five year option, is approximately $26,500 annually. The Company pays apportioned real estate taxes and common costs on all leased facilities. The Company believes that its current space is adequate for the foreseeable future.


ITEM 3 - Legal Proceedings
--------------------------

The Company is currently involved in litigation which is ordinary and incidental to its business. Management believes losses, if any, that might eventually be sustained from such litigation would not be material to the Company's consolidated financial position, results of operations or cash flows for any period. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that the Company's risk management practices, including its insurance coverage, are reasonably adequate to protect against potential material product liability losses.


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


ITEM 4A - Executive Officers of the Registrant
----------------------------------------------

The Company's executive officers, their ages, and their offices held as of December 31, 1999 are as follows:

Name                            Age    Title
----                            ---    -----
M. Karen Gilles.............     57    President, Chief Executive Officer and Director

David A. Buche..............     38    Vice President of Marketing and Sales

Connie L. Magnuson..........     38    Vice President of Finance, Chief Financial Officer
                                       and Corporate Secretary

B. Nicholas Oray, Ph.D......     48    Vice President of Research and Development

James F. Pfau...............     56    President of Jerneen

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

Connie L. Magnuson. Ms. Magnuson joined the Company as Chief Financial Officer and Vice President of Finance in November 1997 and has served as Corporate Secretary since February 1998. From March 1997 to November 1997, Ms. Magnuson served as Treasurer of Northern Technologies International Corporation. From 1996 to March 1997, Ms. Magnuson served as a private financial consultant. From 1983 to 1996, Ms. Magnuson held a series of positions with Deloitte and Touche LLP, a public accounting firm, including Audit Senior Manager and Director of Human Resources for their Minneapolis office.

B. Nicholas Oray, Ph.D. Dr. Oray joined the Company as Vice President of Research and Development in April 1998. From 1997 to April 1998, he served as Director of Research and Development at Seatrace Pharmaceuticals Inc. From 1993 to 1996, Dr. Oray held a series of positions with CryoLife Inc., including Director of Bioadhesive Manufacturing and Associate Director of Biomedical Products Laboratory. From 1991 to 1993, he held several positions with F.A.C.T., a clinical research organization, including Director of Regulatory Affairs and Associate Director of Clinical Trials Operations. From 1988 to 1990, Dr. Oray served as Director of Manufacturing, Director of Sterile Manufacturing and Director of Purification and Production Group at Carrington Laboratories, Inc.

James F. Pfau. Upon the completion of the Company's acquisition of Jerneen in July 1998, Mr. Pfau was named President of Jerneen, having previously served as Managing Director of Jerneen since October 1994. From 1990 to 1994, Mr. Pfau was a business consultant and, for a period during that time, served as CEO and President of a medical software start-up company.

PART II

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The information under the caption "Common Stock Information" on page 24 of the Company's 1999 Annual Report is incorporated herein by reference.


ITEM 6 - Selected Financial Data
--------------------------------

The financial information in the table under the caption "Financial Highlights" on page 1 of the Company's 1999 Annual Report is incorporated herein by reference.


ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7-10 of the Company's 1999 Annual Report is incorporated herein by reference.


ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The Company's quantitative and qualitative disclosures about market risk are included in Item 7.

ITEM 8 - Financial Statements and Supplementary Data
----------------------------------------------------

The Company's Consolidated Financial Statements and related Notes thereto on pages 11-23 and the Report of Independent Accountants on page 24 of the Company's 1999 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Quarterly Results" on page 24 of the Company's 1999 Annual Report.


ITEM 9 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None.


PART III

ITEM 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a)  Directors of the Registrant:

     The information under the caption "Election of Directors - Information About Nominees" and "Election of Directors - Other Information About Nominees" in the Registrant's 2000 Proxy Statement is incorporated herein by reference.

(b)  Executive Officers of the Registrant:

     Information concerning Executive Officers of the Company is included in this Report on page 15 under Item 4A, "Executive Officers of the Registrant."

(c)  Compliance with Section 16(a) of the Exchange Act:

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2000 Proxy Statement is incorporated by reference herein.

ITEM 11 - Executive Compensation
--------------------------------

The information under the captions "Executive Compensation" and "Election of Directors - Directors' Compensation" in the Registrant's 2000 Proxy Statement is incorporated by reference herein.


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Registrant's 2000 Proxy Statement is incorporated by reference herein.


ITEM 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

The information under the caption "Executive Compensation - Certain Transactions" in the Registrant's 2000 Proxy Statement is incorporated by reference herein.


PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  List of documents filed as part of this Report:

     1)   Financial Statements, Related Notes and Report of Independent
          Accountants:

          The following items are incorporated herein by reference from the pages indicated in the Company's 1999 Annual Report:

                                                                         Page
                                                                         ----
          - Consolidated Balance Sheets as of October 31, 1999 and 1998   11
          - Consolidated Statements of Operations for the years ended
              October 31, 1999, 1998 and 1997                             12
          - Consolidated Statements of Comprehensive Income and
              Shareholders' Equity for the years ended
              October 31, 1999, 1998 and 1997                             13
          - Consolidated Statements of Cash Flows for the years ended
              October 31, 1999, 1998 and 1997                             14
          - Notes to Consolidated Financial Statements                    15-23
          - Report of Independent Accountants                             24

          The unaudited selected quarterly financial data included under the caption "Quarterly Results" on page 24 of the Company's 1999 Annual Report is incorporated herein by reference.

     2)   Financial Statement Schedules:

          The following financial statement schedule and Report of Independent Accountants thereon are included herein and should be read in conjunction with the Consolidated Financial Statements referred to above (page numbers refer to pages in this Annual Report on Form 10-
          K):

                                                                               Page
                                                                               ----
          - Report of Independent Accountants on Financial Statement Schedule   21
          - Schedule II - Valuation and Qualifying Accounts                     22

          All other financial statement schedules not listed have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable.

     3)   Exhibits:

          The exhibits to this Annual Report on Form 10-K are listed in the
          Exhibit Index on pages E-1 to E-3 of this Report.

          The Company will furnish a copy of any exhibit to a shareholder who requests a copy in writing upon payment to the Company of a fee of $5.00 per exhibit. Requests should be sent to: Connie L. Magnuson, Vice President of Finance and Chief Financial Officer, Bio-Vascular, Inc., 2575 University Avenue, St. Paul, Minnesota 55114-1024.

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

                    B. 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company's Annual Report of Form 10-K for the year ended October 31, 1998 (File No. 0-13907)).

                    C. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.18 to the Company's Annual Report of Form 10-K for the year ended October 31, 1997 (File No. 0-13907)).

                    D. Form of Change in Control Agreement entered into between the Company and Ms. M. Karen Gilles (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

                    E. Form of Change in Control Agreement entered into between the Company and each of Ms. Connie L. Magnuson dated January 12, 1998 and Mr. David A. Buche dated January 29, 1998 (incorporated by reference to Exhibit
                         10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1998 (File No. 0-13907)).

                    F. Employment Agreement dated July 31, 1998 among the Company, Jer-Neen Manufacturing Co., Inc. and James F. Pfau (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 1998 (File No. 0-13907)).

                    G. Change in Control Agreement dated July 31, 1998 between the Company and Mr. James F. Pfau (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 1998 (File No. 0-13907)).

                    H. Change in Control Agreement dated February 1, 1999 between the Company and Dr. B. Nicholas Oray (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No. 0-13907)).

     (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed during the fiscal quarter ended October 31, 1999.

     (c)  Exhibits:

          The response to this portion of Item 14 is included as a separate section of this Annual Report on pages E-1 through E-3 of the Form 10-K.

     (d)  Financial Statement Schedules:

          The response to this portion of Item 14 is included as a separate section of this Annual Report on page 22 of the Form 10-K.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Board of Directors of Bio-Vascular, Inc.

Our audits of the consolidated financial statements referred to in our report dated December 3, 1999 appearing in the 1999 Annual Report to Shareholders of Bio-Vascular, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP



PRICEWATERHOUSECOOPERS LLP




Minneapolis, Minnesota
December 3, 1999

                                  SCHEDULE II

-------------------------------------------------------------------------------------------------------

BIO-VASCULAR, INC.
VALUATION AND QUALIFYING ACCOUNTS

-------------------------------------------------------------------------------------------------------

                                          Balance at      Charged to                        Balance
                                          beginning       cost and                          at end of
Description                               of period       expenses        Deductions        period

-------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended October 31, 1999............   $ 128,000       $  14,000       $ 44,000         $ 98,000

Year ended October 31, 1998............      21,000         113,000          6,000          128,000

Year ended October 31, 1997............      21,000               -              -           21,000

-------------------------------------------------------------------------------------------------------

                                          Balance at      Charged to                        Balance
                                          beginning       cost and                          at end of
Description                               of period       expenses        Deductions        period

-------------------------------------------------------------------------------------------------------
Reserve for obsolete inventories:

Year ended October 31, 1999............   $ 479,000       $ 118,000       $ 19,000         $ 578,000

Year ended October 31, 1998............     373,000         194,000         88,000           479,000

Year ended October 31, 1997............     368,000         116,000        111,000           373,000

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BIO-VASCULAR, INC.


                      By  /s/ M. Karen Gilles
                      ----------------------------------------------------------
                          M. Karen Gilles, President and Chief Executive Officer (Principal Executive Officer)

                              Dated: January 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 28, 2000 by the following persons on behalf of the registrant and in the capacities indicated.


 /s/ M. Karen Gilles
--------------------------------------------------------------------------------
 M. Karen Gilles
 President, Chief Executive Officer and Director


 /s/ Connie L. Magnuson
--------------------------------------------------------------------------------
 Connie L. Magnuson
 Vice President of Finance and Chief Financial Officer
 (Principal Financial and Accounting Officer)


 /s/ Timothy M. Scanlan
--------------------------------------------------------------------------------
 Timothy M. Scanlan
 Chairman, Board of Directors


 /s/ Richard W. Perkins
--------------------------------------------------------------------------------
 Richard W. Perkins, Director


 /s/ Anton R. Potami
--------------------------------------------------------------------------------
 Anton R. Potami, Director


 /s/ William G. Kobi
--------------------------------------------------------------------------------
 William G. Kobi, Director


 /s/ Edward E. Strickland
--------------------------------------------------------------------------------
 Edward E. Strickland, Director

BIO-VASCULAR, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 1999
--------------------------------------------------------------------------------

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

BIO-VASCULAR, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 1999
--------------------------------------------------------------------------------

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

 10.15  1995 Stock Incentive Plan, as amended (incorporated by reference to
        Exhibit 10.15 to the Company's Annual Report of Form 10-K for the year ended October 31, 1998 (File No. 0-13907)).

 10.16  Employee Stock Purchase Plan, as amended (incorporated by reference to
        Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended October 31, 1997 (File No. 0-13907)).

 10.17 Form of Change in Control Agreement entered into between the Company and Ms. M. Karen Gilles (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

 10.18 Form of Change in Control Agreement entered into between the Company and each of Ms. Connie L. Magnuson dated January 12, 1998 and Mr. David A. Buche dated January 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1998 (File No. 0-13907)).

BIO-VASCULAR, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 1999
--------------------------------------------------------------------------------

 10.19 Employment Agreement dated July 31, 1998 among the Company, Jer-Neen Manufacturing Co., Inc. and Mr. James F. Pfau (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 1998 (File No. 0-13907)).

 10.20 Change in Control Agreement dated July 31, 1998 between the Company and Mr. James F. Pfau (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 1998 (File No. 0-13907)).

 10.21 Change in Control Agreement dated February 1, 1999 between the Company and Dr. B. Nicholas Oray (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No. 0-13907)).

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

 10.26 Lease Agreement effective August 27, 1997 between Jer-Neen Manufacturing Co., Inc. and F&G Incorporated (incorporated by reference to Exhibit
        10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No. 0-13907)).

 13.1 Portions of the Company's 1999 Annual Report to Shareholders incorporated herein by reference (filed herewith electronically).

 21.1   List of Subsidiaries of the Company (filed herewith electronically).

 23.1   Consent of PricewaterhouseCoopers LLP (filed herewith electronically).

 27.1 Financial Data Schedule for the year ended October 31, 1999 (filed herewith electronically).