Form 10-Q
period 2000-01-31
BIO VASCULAR INC
filed 2000-03-08
CIK 780127

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

________________________________________________________________________________

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For quarterly period ended January 31, 2000
                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the transition period from ___ to ____

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

On March 1, 2000, there were 8,979,504 shares of the Registrant's common stock, par value $.01 per share, outstanding.

a

ITEM 1.  FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JANUARY 31, 2000 AND OCTOBER 31, 1999

--------------------------------------------------------------------------------------------------------------------------

(in thousands, except share and per share data)
                                                                                   January 31,         October 31,
                                                                                      2000                1999
                                                                                 ---------------      -------------
ASSETS                                                                            (Unaudited)
Current assets:
Cash and cash equivalents....................................................       $  4,860             $  5,596
Accounts receivable, net.....................................................          2,646                3,123
Inventories, net.............................................................          3,324                2,576
Deferred income taxes........................................................            287                  307
Other........................................................................            508                  398
                                                                                    ---------            ---------
  Total current assets.......................................................         11,625               12,000

Equipment and leasehold improvements, net....................................          5,035                4,936
Goodwill and other intangible assets, net....................................          6,462                6,594
Deferred income taxes........................................................            678                  540
                                                                                    ---------            ---------
  Total assets...............................................................       $ 23,800             $ 24,070
                                                                                    =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable.............................................................       $    818             $    680
Accrued expenses.............................................................          1,305                1,551
Current maturities of long-term obligations..................................            379                  369
                                                                                    ---------            ---------
  Total current liabilities..................................................          2,502                2,600

Capital lease obligations....................................................             88                  159
Other liabilities............................................................            490                  527
                                                                                    ---------            ---------
  Total liabilities..........................................................          3,080                3,286
                                                                                    ---------            ---------

Contingencies

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
  none issued or outstanding at January 31, 2000 and
  October 31, 1999...........................................................             --                   --
Common stock: authorized 20,000,000 shares of $.01 par value;
  issued and outstanding, 8,975,383 at January 31, 2000 and
  8,960,633 at October 31, 1999..............................................             90                   90
Additional paid-in capital...................................................         27,682               27,661
Unearned compensation........................................................           (557)                (601)
Accumulated deficit..........................................................         (6,495)              (6,366)
                                                                                    ---------            ---------
  Total shareholders' equity.................................................         20,720               20,784
                                                                                    ---------            ---------
  Total liabilities and shareholders' equity.................................       $ 23,800             $ 24,070
                                                                                    =========            =========

     The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands, except per share data)                              Three Months Ended
                                                                       January 31,
                                                                   2000           1999
                                                                ---------      ---------
                                                                         (Unaudited)
Net revenue................................................     $   4,382      $   3,829
Cost of revenue............................................         2,024          1,912
                                                                ---------      ---------
Gross margin...............................................         2,358          1,917

Operating expenses:
Selling, general and administrative........................         2,039          2,025
Research and development...................................           606            333
                                                                ---------      ---------
Operating loss.............................................          (287)          (441)

Other income, net..........................................            30             60
                                                                ---------      ---------

Loss before benefit from income taxes......................          (257)          (381)

Benefit from income taxes..................................          (128)           (63)
                                                                ---------      ---------

Net loss...................................................     $    (129)     $    (318)
                                                                =========      =========
Basic and diluted earnings per share:
Net loss...................................................     $    (.01)     $    (.03)
                                                                =========      =========



     The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands)                                                          Three Months Ended
                                                                            January 31,
                                                                        2000           1999
                                                                        ----           ----
                                                                            (Unaudited)
NET CASH USED IN OPERATING ACTIVITIES...............................    $   (241)   $  (119)
                                                                        --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements..............................        (281)      (328)
Proceeds from disposal of equipment.................................          11
Investments in marketable securities................................                   (987)
Proceeds upon maturities of marketable securities...................                  2,991
Investments in patents and trademarks...............................         (21)       (27)
Issuance of note receivable.........................................        (106)
Payment of transaction costs related to acquisition of Jerneen......                    (51)
                                                                        --------    -------

Net cash (used in) provided by investing activities.................        (397)     1,598
                                                                        --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on bank note.............................................                   (261)
Net proceeds related to stock-based compensation plans..............                      2
Repurchase of the Company's common stock............................                     (6)
Repayment of capital lease obligations..............................         (66)       (55)
Repayments of other long-term obligations...........................         (32)       (33)
                                                                        --------    -------

Net cash used in financing activities...............................         (98)      (353)
                                                                        --------    -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................        (736)     1,126
                                                                        --------    -------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................       5,596      4,383
                                                                        --------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................    $  4,860    $ 5,509
                                                                        ========    =======

     The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
________________________________________________________________________________

(1)  BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements of Bio-Vascular, Inc. ("Bio-Vascular" or "the Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Form 10-K for the year ended October 31, 1999.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three months ended January 31, 2000 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2000.

(2)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                  January 31,    October 31,
                                                     2000           1999
                                                     ----           ----
                                                  (Unaudited)
Inventories, net:
Raw materials and supplies.....................   $1,622,000     $1,534,000
Work in process................................      916,000        549,000
Finished goods.................................    1,372,000      1,071,000
Less reserve for inventory obsolescence........     (586,000)      (578,000)
                                                  ----------     ----------
                                                  $3,324,000     $2,576,000
                                                  ==========     ==========

At January 31, 2000, the Company recorded $94,000 in accounts payable for equipment purchases made during the quarter then ended.

(3)  EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                        Three Months Ended
                                                            January 31,
                                                         2000         1999
                                                         ----         ----
                                                            (Unaudited)

Denominator for basic earnings per share -
  weighted-average common shares...................    8,794,261    9,200,611



Denominator for diluted earnings per share -
  weighted-average common shares and dilutive
  potential common shares..........................    8,794,261    9,200,611

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
________________________________________________________________________________


Options outstanding with exercise prices greater
  than the average market price of the Company's
  common stock.....................................    1,081,053   1,244,669

Restricted stock awards  outstanding...............      182,012     151,385

                                                       As of January 31,
                                                    2000              1999
                                                    ----              ----
                                                          (Unaudited)

Options outstanding.........................        1,351,762        1,387,888
Exercise prices.............................   $1.87 - $12.21   $1.87 - $13.03
Expiration dates............................      2000 - 2009      1999 - 2007

For the three-month periods ended January 31, 2000 and 1999, none of the options outstanding or unearned restricted stock awards were included in the computation of diluted earnings per share for those periods because the Company had incurred net losses, and the inclusion of stock options and awards would have been anti-dilutive.

(4)  MAJOR CUSTOMERS AND NET REVENUE BY GEOGRAPHIC AREA:

Substantially all of the Company's international net revenues are negotiated, invoiced and paid in U.S. dollars. The following tables summarize significant customer information and international net revenues by geographic area:

                                                            January 31,      October 31,
                                                               2000             1999
                                                               ----             ----
                                                            (Unaudited)
Percent of accounts receivable by significant customers:
A.........................................................      13%              16%
B.........................................................      11%              15%
C.........................................................      12%              12%

                                                              Three Months Ended
                                                                  January 31,
                                                              2000           1999
                                                              ----           ----
                                                                  (Unaudited)
Percent of net revenues by significant customers:
A.........................................................     13%            25%
B.........................................................     15%            13%
C.........................................................     10%             8%

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
________________________________________________________________________________

                                                        Three Months Ended
                                                            January 31,
                                                         2000         1999
                                                         ----         ----
                                                            (Unaudited)

International net revenues by geographic area:
Europe............................................     $634,000     $438,000
Asia and Pacific Region...........................      156,000      120,000
Canada............................................       98,000       63,000
Other.............................................       20,000       28,000
                                                       --------     --------
Total.............................................     $908,000     $649,000
                                                       ========     ========

Percent of total net revenue......................        21%          17%

(5)  NEW ACCOUNTING PRONOUNCEMENT:

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is required to be adopted by the Company during the quarter ended January 31, 2001. The Company's management has not yet fully evaluated the potential impact of adopting SFAS No. 133 on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Forward-Looking Statements:

Certain statements contained in this Form 10-Q include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission, such as the year-end Annual Report on Form 10-K for the year ended October 31, 1999.


Overview

Bio-Vascular, Inc. (the Company) is an innovative medical products company that operates through two segments. The Company's branded surgical products segment develops, manufactures and markets proprietary and patented specialty medical products for use in thoracic, cardiac, neuro, vascular and ophthalmic surgery. The Company's medical device components segment, operating through its wholly-owned subsidiary Jer-Neen Manufacturing Co., Inc. (Jerneen Micro Medical Technologies or Jerneen), is a value-added original equipment manufacturer of micro-precision wire-based component products, including precision coils, stylets and guidewire components and sub-assemblies used in the medical industry.

Results of Operations

Comparison of the Three Months Ended January 31, 2000 with the Three Months Ended January 31, 1999

For the first quarter of fiscal 2000, consolidated net revenues increased 14 percent to $4,382,000 from $3,829,000 in the first quarter of fiscal 1999. The branded surgical products segment reported net revenue of $3,114,000 in the fiscal 2000 quarter, a record increase of $687,000 or 28%, over the segment's 1999 quarterly revenue of $2,427,000. The medical device component segment's revenues decreased 10% to $1,268,000 during the first quarter of fiscal 2000 from $1,402,000 reported during the same quarter in 1999.

The branded surgical products segment experienced revenue gains from all major product lines during the quarter. Revenues from Surgical Tools sales increased to $750,000 during the 2000 quarter, a 48 percent increase over the comparable 1999 quarter, led by sales of the Flo-Thru Intraluminal Shunt(TM), a device used in minimally invasive "beating heart" surgery. Sales of Peri-Strips(R) increased $253,000 to $866,000 during the first three months of fiscal 2000, a 41% increase over the 1999 first quarter sales of $613,000. The Tissue-Guard(TM) product line, exclusive of Peri-Strips, contributed $208,000 in revenue growth in 2000 over the same quarter in 1999, driven by sales of Dura-Guard(R) and Vascu-Guard(R) which had quarterly revenue increases of 21% and 44%, respectively. The branded segment's international revenues accounted for 28% and 25% of the segment's 2000 and 1999 first quarter revenues, respectively, and 37% of the segment's net revenue increase during the first quarter of fiscal 2000. The Company believes that this increase in international sales may be attributable to the first quarter 2000 European introduction of APEX Processing(TM), which enhances the clinical performance of the segment's Tissue Guard products, and an increase in purchases by customers in anticipation of a planned, comprehensive European product price increase effective February 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


The medical device component segment's 10% decrease in revenues to $1,268,000 during the 2000 quarter from the prior year is mainly due to the timing of customer draws against in house purchase orders and growth related issues, including the segment's implementation of new internal systems which will enhance future growth opportunities with significant customers.

The Company's gross margin percentage increased to 54% during the first quarter of fiscal 2000 from 50% for the comparable 1999 quarter. This decrease is primarily attributable to a four point percentage improvement in the branded segment's gross margin to 61% as a result of a steady cost structure leveraged over higher volumes of production. The component segment's gross margin declined to 35% during the first three months of fiscal 2000 from 38% during the 1999 quarter, due primarily to lower quarterly revenues and new precious metal handling agreements with key customers which reduce the segment's gross margin percentage but add, in absolute dollars, to the gross margin of the component segment.

Consolidated selling, general and administrative (SG&A) expense during the first quarter of fiscal 2000 of $2,039,000 was consistent with SG&A expense incurred during the comparable quarter in 1999 of $2,025,000, and declined as a percentage of net revenue from 53% in the 1999 quarter to 47% in the 2000 quarter as a result of expense control measures implemented during the quarter, leveraged over higher revenue levels.

Consolidated research and development (R&D) expense during the first quarter of fiscal 2000 increased to $606,000, up $273,000 or 82%, over the first quarter of fiscal 1999 R&D expense of $333,000. The increase in R&D expense represents the branded segment's investment in animal feasibility studies for new products in development and the continued implementation of the component segment's Technology Development Center, intended to expand the solutions-oriented service provided to its customers. R&D expense is expected to fluctuate as projects continue under development. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

The consolidated operating loss in the 2000 quarter was reduced 35% to $287,000 as compared to an operating loss of $441,000 for the first quarter of 1999. The operating loss decrease largely reflects the impact of the branded surgical product segment whose operating loss decreased $426,000 or 87% to $65,000 in the 2000 quarter as compared to an operating loss of $491,000 in the comparable 1999 quarter. The medical device component segment's operating loss was $222,000 for the first quarter of 2000 as compared to operating income of $50,000 in the first quarter of 1999.

Other income, primarily net interest income, was $30,000 in the 2000 quarter and $60,000 in the 1999 quarter. The decrease in net interest income is related to lower cash and investment balances in 2000, due primarily to cash expenditures for the Company's stock repurchase program (which was completed as of October 31, 1999), purchases of equipment and leasehold improvements and repayments of long-term obligations. The Company's loss before income taxes was $257,000 in the 2000 quarter as compared to a loss of $381,000 in the 1999 quarter.

The Company recorded a benefit from income taxes of $128,000 in 2000, an effective tax rate of 50%, as compared to a benefit from income taxes of $63,000 at an effective tax rate of 16% in 1999. The effective tax rate for the first quarter of fiscal 2000 is more than the statutory rates primarily due to the impact of permanent differences, including nondeductible goodwill acquired in the acquisition of Jerneen, partially offset by the impact of research and experimentation credits.

The first quarter 2000 net loss was $129,000, or $0.01 per share, compared to a net loss of $318,000, or $0.03 per share in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Liquidity and Capital Resources

Cash and cash equivalents were $4,860,000 at January 31, 2000 as compared to $5,596,000 at October 31, 1999, a reduction of $736,000.

Operating activities used cash of $241,000 in the first three months of fiscal 2000, as compared to $119,000 during the same period in fiscal 1999. Cash was used by operations through an increase in inventory levels and by reducing accrued expenses. These cash uses were offset by non-cash expenses in excess of the loss from operations and receivable collection efforts which generated a reduction in receivables.

Investing activities used $397,000 of cash during the first quarter of fiscal 2000, which included $281,000 in purchases of equipment and leasehold improvements and the issuance of a collateralized note receivable of $106,000 to an unrelated party due in November 2000.

Financing activities used $98,000 of cash during the 2000 quarter, which consisted of cash repayments of capital equipment lease and other long-term obligations. The Company has long-term obligations (including current portions) of $957,000 at January 31, 2000. Payments are required through 2004.

The Company believes existing cash and investments will be sufficient to satisfy its cash requirements for the foreseeable future. This forward-looking statement, as well as the Company's long-term cash requirements, will be a function of a number of variables, including research & development priorities, acquisition opportunities and the growth and profitability of the business.

New Accounting Standards

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is required to be adopted by the Company during the quarter ended January 31, 2001. The Company's management has not yet fully evaluated the potential impact of adopting SFAS No. 133 on the Company's consolidated financial statements.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  The exhibits to this quarterly report on Form 10-Q are
         --------
         listed in the exhibit index beginning on page 13.

         Form 8-K.  No reports on Form 8-K were filed by the Company during the
         --------
         quarter ended January 31, 2000.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    BIO-VASCULAR, INC.



Dated:  March 8, 2000               /s/ Connie L. Magnuson
                                    --------------------------------------
                                    Connie L. Magnuson
                                    Vice President of Finance and Chief
                                    Financial Officer
                                    (Principal Financial Officer)

BIO-VASCULAR, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


27.1 Financial Data Schedule for the three-month period ended January 31, 2000 (filed herewith electronically).