Form 10-Q
period 2000-04-30
BIO VASCULAR INC
filed 2000-06-08
CIK 780127

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
________________________________________________________________________________


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For quarterly period ended April 30, 2000
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the transition period from ___ to ____

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No ______
                                        ---

On June 1, 2000, there were 8,951,121 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF APRIL 30, 2000 AND OCTOBER 31, 1999
-------------------------------------------------------------------------------

(in thousands, except share and per share data)
                                                                                      April 30,           October 31,
                                                                                        2000                  1999
                                                                                   ---------------       ---------------
ASSETS                                                                             (Unaudited)
Current assets:
Cash and cash equivalents.................................................                 $ 4,481               $ 5,596
Accounts receivable, net..................................................                   3,455                 3,123
Inventories, net..........................................................                   3,491                 2,576
Deferred income taxes.....................................................                     267                   307
Other.....................................................................                     523                   398
                                                                                           -------               -------
  Total current assets....................................................                  12,217                12,000

Equipment and leasehold improvements, net.................................                   4,857                 4,936
Goodwill and other intangible assets, net.................................                   6,320                 6,594
Deferred income taxes.....................................................                     727                   540
                                                                                           -------               -------
  Total assets............................................................                 $24,121               $24,070
                                                                                           =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable..........................................................                 $   853               $   680
Accrued expenses..........................................................                   1,403                 1,551
Current maturities of long-term obligations...............................                     500                   369
                                                                                           -------               -------
  Total current liabilities...............................................                   2,756                 2,600

Capital lease obligations.................................................                      50                   159
Other liabilities.........................................................                     493                   527
                                                                                           -------               -------
  Total liabilities.......................................................                   3,299                 3,286
                                                                                           -------               -------

Contingencies

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
  none issued or outstanding at April 30, 2000 and
  October 31, 1999........................................................                       -                     -
Common stock: authorized 20,000,000 shares of $.01 par value;
  issued and outstanding, 8,999,547 at April 30, 2000 and
  8,960,633 at October 31, 1999...........................................                      90                    90
Additional paid-in  capital...............................................                  27,729                27,661
Unearned compensation.....................................................                    (464)                 (601)
Accumulated deficit.......................................................                  (6,533)               (6,366)
                                                                                           -------               -------
Total shareholders' equity................................................                  20,822                20,784
                                                                                           -------               -------
Total liabilities and shareholders' equity................................                 $24,121               $24,070
                                                                                           =======               =======

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands, except per share data)                   Three Months Ended                     Six Months Ended
                                                             April 30,                             April 30,
                                                       2000             1999                2000                1999
                                                     --------         --------            --------            ---------
                                                            (Unaudited)                           (Unaudited)
Net revenue........................................  $  5,343         $  4,893             $ 9,725            $   8,722
Cost of revenue....................................     2,703            2,396               4,728                4,308
                                                     --------         --------            --------            ---------
Gross margin.......................................     2,640            2,497               4,997                4,414

Operating expenses:
Selling, general and administrative................     2,178            2,342               4,217                4,367
Research and development...........................       570              446               1,176                  779
                                                     --------         --------            --------            ---------

Operating loss.....................................      (108)            (291)               (396)                (732)

Other income, net..................................        32               47                  63                  108
                                                     --------         --------            --------            ---------

Loss before benefit from income taxes..............       (76)            (244)               (333)                (624)

Benefit from income taxes..........................       (38)             (42)               (166)                (104)
                                                     --------         --------            --------            ---------

Net loss...........................................  $    (38)        $   (202)           $   (167)           $    (520)
                                                     ========         ========            ========            =========

Basic and diluted earnings per share:
Net loss...........................................  $  (0.00)        $  (0.02)           $  (0.02)           $   (0.06)
                                                     ========         ========            ========            =========

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED APRIL 30, 2000 AND 1999

-----------------------------------------------------------------------------------------------------------------

(in thousands)                                                                             Six Months Ended
                                                                                               April 30,
                                                                                           2000              1999
                                                                                           ----              ----
                                                                                                (Unaudited)
NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES........................................................................   $     (400)         $    140
                                                                                     ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements............................................         (467)             (556)
Proceeds from disposal of equipment...............................................           11
Investments in marketable securities..............................................                           (987)
Proceeds upon maturities of marketable securities.................................                          4,978
Investments in patents and trademarks.............................................          (32)              (42)
Issuance of note receivable.......................................................         (106)
Payment of transaction costs related to acquisition of Jerneen....................                            (59)
                                                                                     ----------          --------

Net cash (used in) provided by investing activities...............................         (594)            3,334
                                                                                     ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on bank note...........................................................                           (261)
Net proceeds related to stock-based compensation plans............................           83                 9
Repurchase of the Company's common stock..........................................                           (756)
Repayment of capital lease obligations............................................         (120)             (105)
Repayments of other long-term obligations.........................................          (84)              (62)
                                                                                     ----------          --------

Net cash used in financing activities.............................................         (121)           (1,175)
                                                                                     ----------          --------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS.......................................................................       (1,115)            2,299
                                                                                     ----------          --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD............................................................................        5,596             4,383
                                                                                     ----------          --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................   $    4,481          $  6,682
                                                                                     ==========          ========




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

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the six months ended April 30, 2000 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2000.



(2)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                                              April 30,       October 31,
                                                                                2000             1999
                                                                               -----             ----
                                                                            (Unaudited)
Inventories, net:
Raw materials and supplies.......................................            $  895,000       $  912,000
Work in process..................................................             1,758,000        1,171,000
Finished goods...................................................             1,138,000        1,071,000
Less reserve for inventory obsolescence..........................              (300,000)        (578,000)
                                                                             ----------       ----------
                                                                             $3,491,000       $2,576,000
                                                                             ==========       ==========

Consolidated condensed statement of cash flows:

At April 30, 2000, the Company recorded $33,000 in accounts payable for equipment purchases made during the quarter then ended. Additionally, during the current quarter, the Company incurred a net charge of $165,000 pertaining to the termination of an employment contract, which is recorded as a long-term obligation at April 30, 2000. Also, during the quarter ended April 30, 2000, the Company disposed of fully reserved obsolete product inventory totaling $291,000.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

(3)  EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:


                                                        Three Months Ended                Six Months Ended
                                                            April 30,                        April 30,
                                                       2000              1999           2000             1999
                                                       ----              ----           ----             ----
                                                           (Unaudited)                      (Unaudited)
Denominator for basic earnings per share -
weighted-average common shares..............           8,810,063        9,113,831      8,808,094        9,159,853

Denominator for diluted earnings per share -
weighted-average common shares and dilutive
potential common shares.....................           8,810,063        9,113,831      8,808,094        9,159,853

Options outstanding with exercise prices
greater than the average market price of the
Company's common stock......................             702,945        1,270,350      1,054,701        1,241,044


                                                                                           As of April 30,
                                                                                     2000                  1999
                                                                                     ----                  ----
                                                                                            (Unaudited)
Options outstanding....................................................              1,293,627          1,403,426
Exercise prices........................................................         $1.87 - $12.21     $1.87 - $13.03
Expiration dates.......................................................              2000-2008        1999 - 2007
Non-vested stock awards................................................                174,229            147,622

For the three and six month periods ended April 30, 2000 and 1999, none of the options outstanding or unearned restricted stock awards were included in the computation of diluted earnings per share for those periods because the Company had incurred net losses, and the inclusion of stock options and awards would have been anti-dilutive.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

(4)  SEGMENT INFORMATION:

The following table presents certain financial information by business segment for the three and six month periods ended April 30, 2000 and 1999.

                                                          Three Months Ended                     Six Months Ended
                                                              April 30,                             April 30,
                                                        2000                1999               2000                1999
                                                        ----                ----               ----                ----
                                                             (Unaudited)                           (Unaudited)
Net revenue
     Branded surgical products                         $3,301,000         $3,098,000         $6,414,000         $5,525,000
     Medical device components                          2,042,000          1,795,000          3,311,000          3,197,000
                                                       ----------         ----------         ----------         ----------
         Total                                          5,343,000          4,893,000          9,725,000          8,722,000
                                                       ==========         ==========         ==========         ==========

Operating income (loss)
     Branded surgical products                            162,000           (500,000)            97,000           (990,000)
     Medical device components                           (270,000)           209,000           (493,000)           258,000
                                                       ----------         ----------         ----------         ----------
          Total                                          (108,000)          (291,000)          (396,000)          (732,000)
                                                       ==========         ==========         ==========         ==========


(5)  MAJOR CUSTOMERS AND NET REVENUE BY GEOGRAPHIC AREA:

Substantially all of the Company's international net revenues are negotiated, invoiced and paid in U.S. dollars. The following tables summarize significant customer information and international net revenue by geographic area:

                                                                      April 30,               October 31,
                                                                        2000                     1999
                                                                        ----                     ----
                                                                     (Unaudited)
Percent of accounts receivable by significant customers:
A............................................................            16%                     16%
B............................................................             9%                     15%
C............................................................            13%                     12%


                                                         Three Months Ended                Six Months Ended
                                                             April 30,                         April 30,
                                                      2000                 1999        2000                 1999
                                                      ----                 ----        ----                 ----
                                                            (Unaudited)                      (Unaudited)
Percent of net revenue by significant
 customers:
A.....................................                  21%                 23%          18%                  24%
B.....................................                  12%                 13%          13%                  13%
C.....................................                  10%                  9%          10%                   8%

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

                                   Three Months Ended       Six Months Ended
                                       April 30,                April 30,
                                   2000        1999         2000        1999
                                 --------    --------    ----------  ----------
                                      (Unaudited)              (Unaudited)
International net revenue
by geographic area:
Europe.........................  $578,000    $603,000    $1,212,000  $1,040,000
Asia and Pacific Region........   251,000     113,000       407,000     232,000
Canada.........................    62,000      88,000       159,000     151,000
Other..........................    33,000      75,000        54,000     104,000
                                 --------    --------    ----------  ----------
Total..........................  $924,000    $879,000    $1,832,000  $1,527,000
                                 ========    ========    ==========  ==========

Percent of total net revenue...        17%         18%           19%         18%


(6)  NEW ACCOUNTING PRONOUNCEMENTS:

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB No. 101, as amended by SAB No. 101A, will be effective for the Company during the quarter ended January 31, 2001. The Company has preliminarily evaluated the guidance outlined in SAB Nos. 101 and 101A, and does not believe the adoption of SAB Nos. 101 and 101A will impact the Company's revenue recognition practices or consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Forward-Looking Statements:

Certain statements contained in this Form 10-Q include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, factors included from time to time in the Company's filings with the Securities and Exchange Commission, such as the "Important Factors" included in its Annual Report on Form 10-K for the year ended October 31, 1999.

Overview

Bio-Vascular, Inc. (the Company) is an innovative medical products company that operates through two segments. The Company's branded surgical products segment develops, manufactures and markets proprietary and patented specialty medical products for use in thoracic, cardiac, neurological, vascular and ophthalmic surgery. The Company's medical device components segment, operating through its wholly-owned subsidiary Jer-Neen Manufacturing Co., Inc. (Jerneen Micro Medical Technologies or Jerneen), is a value-added original equipment manufacturer of micro-precision wire-based component products, including precision coils, stylets and guidewire components and sub-assemblies used in the medical industry.

Results of Operations

Comparison of the Three Months Ended April 30, 2000 with the Three Months Ended April 30, 1999

For the second quarter of fiscal 2000, consolidated net revenue increased $450,000, or 9% to $5,343,000 from $4,893,000 in the second quarter of fiscal 1999. The consolidated operating loss was reduced to $108,000 in 2000 from $291,000 in 1999, a reduction of 63% during the comparable quarters. The Company's consolidated net loss incurred during the fiscal 2000 quarter was reduced 81% to $38,000, or zero cents per diluted share, as compared to the fiscal 1999 net loss of $202,000, or two cents per diluted share.

The branded surgical products segment's net revenue during the second quarter of fiscal 2000 increased 7% to $3,301,000 from $3,098,000 in the same quarter of fiscal 1999, primarily driven by increased sales of Surgical Tools and the Tissue-Guard(TM) products. Surgical Tools product revenue during the 2000 quarter increased $113,000, or 17% to $767,000, led by the Flo-Thru Intraluminal Shunt(TM). Net revenue from the Tissue-Guard product line increased 10% to $1,482,000 during the fiscal 2000 quarter from $1,352,000 in the comparable quarter of fiscal 1999. Peri-Strips(R) revenue during the 2000 quarter decreased 8% to $832,000 from $900,000 in the 1999 quarter, despite a 5% increase in domestic sales of Peri-Strips. Management believes that the decrease is due primarily to a decrease in the number of lung volume reduction surgeries performed in foreign markets. International sales of Peri-Strips totaled $173,000 and $274,000 in the second quarters of fiscal 2000 and 1999, respectively. Biograft(R) revenue increased 15% to $220,000 during the second quarter of fiscal 2000 from $192,000 during the prior year quarter, largely driven by a 40% increase in international sales of Biograft.

The medical device component segment's net revenue increased 14% to $2,042,000 during the second quarter of fiscal 2000 from $1,795,000 in the comparable 1999 quarter, due in part to new precious metals handling agreements entered into with key customers in late fiscal 1999. Through these agreements, the component segment

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

agreed to purchase critical precious metals on behalf of certain customers for use in the manufacturing of products for which the segment is paid a handling fee for the incremental personnel and working capital resource commitments it is undertaking.

The Company's consolidated gross margin percentage decreased to 49% during the second quarter of fiscal 2000 quarter from 51% for the same quarter of 1999. The branded products segment experienced a nine percentage point improvement in the gross margin, increasing from 57% in the 1999 quarter to 66% in the 2000 quarter. Effective management of operations and incremental sales volume combined with favorable operations administration spending trends are believed to have collectively contributed to the increase in the branded segment's gross margin during the quarter. Conversely, the component segment's gross margin percentage declined to 22% during the second quarter of fiscal 2000 from 40% during the 1999 quarter, due mainly to product sales mix and the assumption of the precious metal component of product production in fiscal 2000.

Consolidated selling, general and administrative (SG&A) expense for the second quarter decreased $164,000, or 7%, to $2,178,000 from $2,342,000, between the fiscal 2000 and 1999 quarters. The overall decrease in SG&A expense represents expense control measures implemented in the branded products segment, offset slightly by the net incremental expense of $165,000 as a result of the termination of an employment contract within the component segment.

Consolidated research and development (R&D) expense during the second quarter of fiscal 2000 increased to $570,000, up $124,000 or 28% from the same quarter in fiscal 1999. The branded products segment increased R&D spending 17% to $435,000 during the second quarter, reflecting the Company's continued investment in pre-clinical feasibility studies for new products in development. The quarterly R&D expense of the component segment increased $61,000, or 82% over the comparable 1999 quarter, to $135,000 as a result of the full implementation of the Technology Development Center at Jerneen. R&D expense is expected to fluctuate as projects continue under development. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

The consolidated operating loss for the second quarter of fiscal 2000 was reduced to $108,000, an improvement of $183,000 or 63% from the operating loss of $291,000 incurred during the same quarter of 1999. The branded products segment increased operating income $662,000, from an operating loss of $500,000 in the second quarter of fiscal 1999 to operating income of $162,000 in the current fiscal quarter. The component segment completed the 2000 quarter with an operating loss of $270,000, including the $165,000 termination charge, compared to operating income of $209,000 in the 1999 quarter.

The Company recorded a benefit from income taxes of $38,000 in the second quarter of fiscal 2000, an effective tax rate of 50%, as compared to a benefit from income taxes of $42,000 at an effective tax rate of 17% in the comparable 1999 quarter. The effective tax rate for the second quarter of fiscal 2000 is more than the statutory rates primarily due to the impact of permanent differences, including nondeductible goodwill acquired in the acquisition of Jerneen, partially offset by the impact of research and experimentation credits.

The second quarter 2000 net loss was $38,000, or zero cents per share, compared to a net loss of $202,000, or two cents per share, in the same quarter of 1999.


Comparison of the Six Months Ended April 30, 2000 with the Six Months Ended April 30, 1999

For the first six months of fiscal 2000, consolidated net revenue increased 12% to $9,725,000 from $8,722,000 reported for the comparable period of fiscal 1999. The Company reduced the first-half year consolidated operating

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

loss by 46% to $396,000 in 2000 from $732,000 in 1999. The consolidated net loss incurred during the fiscal 2000 period was $167,000, or two cents per share, compared to a loss of $520,000, or six cents per share in 1999.

The branded surgical products segment's net revenue for the first-half of fiscal 2000 increased $890,000 or 16% to $6,415,000 from $5,525,000 in the prior year, with April 2000 representing the eleventh consecutive month of gross revenue in excess of $1 million, a record for this segment. The branded products segment experienced revenue gains from all major product lines on a year to date basis. Sales of Surgical Tools for the first two quarters of fiscal 2000 increased $358,000 or 31% to $1,517,000, led by sales of the Flo-Thru Intraluminal Shunt. Revenue from the Tissue-Guard product line increased to $2,837,000 during the fiscal 2000 first-half, reflecting a 14% increase over the comparable prior year period, led by sales increases of Dura-Guard(R), Vascu-Guard and Supple Peri-Guard(R).

On a year to date basis, the medical device component segment's net revenue increased to $3,310,000, a 4% increase over prior year revenue of $3,197,000 for the same period of 1999 reflecting the new precious metals handling agreements entered into with key customers in late fiscal 1999.

The Company's consolidated gross margin for the first six months of fiscal 2000 of 51% remains unchanged from the prior year period, despite significant fluctuations in the gross margin percentages of the business segments. The branded surgical products segment gross margin percentage on a year to date basis increased seven percentage points to 64% as a result of the incremental sales volume combined with management's efforts to effectively manage operations activities and spending levels. The factors which significantly increased the branded segment's gross margin for the second quarter of 2000 contributed to the increase in the year to date margin as well. The medical device component segment's gross margin percentage decreased to 27% for the first-half of fiscal 2000 from 39% in the prior year period due mainly to product sales mix and the assumption of the precious metal component of product production in fiscal 2000.

The consolidated SG&A expense for the first two quarters of fiscal 2000 decreased $150,000, or 3% to $4,217,000 from $4,367,000 in 1999, primarily as a result of expense control measures implemented at the branded products segment. Decreased spending on external costs to assert a reversal of HCFA's LVRS non coverage decision and direct marketing materials presenting the branded segment's new corporate logo and image (introduced in fiscal 1999), in addition to the full amortization of goodwill associated with product rights as of October 31, 1999, contributed to an overall decrease in the branded segment's SG&A expense of $395,000 or 11% to $3,117,000 in fiscal 2000 from $3,512,000 in fiscal 1999. The component segment's SG&A expense for the first six months of fiscal 2000 increased $245,000 to $1,100,000 from $855,000, due primarily to the termination charge associated with an employment contract.

Consolidated R&D expense during the first two quarters of fiscal 2000 increased to $1,176,000, up $397,000 or 51% from $779,000 for the same period of fiscal 1999. The increase in R&D expense in fiscal 2000 over 1999 reflects the branded segment's continued investment in pre-clinical feasibility studies for new products in development, and the component segment's full implementation of the Technology Development Center. R&D expense is expected to fluctuate as projects continue under development. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

The consolidated operating loss for the first-half of fiscal 2000 has been reduced to $396,000, an improvement of $336,000 or 46% from the operating loss of $732,000 incurred during the comparable period of 1999. This operating loss reduction reflects a change of more than $1 million in operating income of the branded products segment, which improved from an operating loss of $990,000 in 1999 to operating income of $97,000 in 2000. Offsetting the positive operating income change of the branded products segment, the component segment incurred a year to date operating loss of $493,000 as compared to operating income of $258,000 for the same period in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Other income, primarily net interest income, was $63,000 in the first-half of fiscal 2000 and $108,000 in the comparable 1999 period. The decrease in net interest income is related to lower average cash and investment balances in 2000 as compared to 1999, due primarily to cash expenditures for the Company's stock repurchase program (which was completed as of October 31, 1999), purchases of equipment and leasehold improvements and repayments of long-term obligations. The Company's loss before income taxes was $333,000 during the first six months of fiscal 2000 as compared to a loss of $624,000 in the same period of fiscal 1999.

The Company recorded a benefit from income taxes of $166,000 during the first two quarters of fiscal 2000, an effective tax rate of 50%, as compared to a benefit from income taxes of $104,000 at an effective tax rate of 17% in the comparable 1999 period. The effective tax rate for the first two quarters of fiscal 2000 is more than the statutory rates primarily due to the impact of permanent differences, including nondeductible goodwill acquired in the acquisition of Jerneen, partially offset by the impact of research and experimentation credits.

The consolidated net loss for the first six months of fiscal 2000 was $167,000, or two cents per share, as compared to a net loss of $520,000, or six cents per share, in the same period of fiscal 1999.


Liquidity and Capital Resources

Cash and cash equivalents were $4,481,000 at April 30, 2000 as compared to $5,596,000 at October 31, 1999, a reduction of $1,115,000.

Operating activities used cash of $400,000 during the first six months of fiscal 2000, as compared to providing cash of $140,000 during the same period in fiscal 1999. Cash was used by operations through an increase in working capital primarily used for inventory and accounts receivable. These cash uses were partially offset by non-cash expenses in excess of the loss from operations combined with an increase in accounts payable and accrued expenses during the period.

Investing activities used $594,000 of cash during the first-half of fiscal 2000, which included $467,000 in purchases of equipment and leasehold improvements and the issuance of a collateralized note receivable of $106,000 to an unrelated party due in November 2000.

Financing activities used $121,000 of cash during the 2000 period, including cash repayments of $204,000 for capital equipment lease and other long-term obligations, offset by proceeds received of $83,000 related to stock-based compensation plans. The Company has short and long-term obligations of $1,043,000 at April 30, 2000, including the component segment's employment contract termination charge which requires monthly payments through July 2001. Payments on all other long-term obligations extend through 2004.

The Company believes existing cash and investments will be sufficient to satisfy its cash requirements for the foreseeable future. This forward-looking statement, as well as the Company's long-term cash requirements, will be a function of a number of variables, including R&D priorities, acquisition opportunities and the growth and profitability of the business.


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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB No. 101, as amended by SAB No. 101A, will be effective for the Company during the quarter ended January 31, 2001. The Company has preliminarily evaluated the guidance outlined in SAB Nos. 101 and 101A, and does not believe the adoption of SAB Nos. 101 and 101A will impact the Company's revenue recognition practices or consolidated financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal financial instruments the Company maintains are in accounts receivable and long-term obligations. The Company believes that the interest rate, credit and market risk related to these accounts are not significant. The Company manages the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility of assets and establishment of appropriate allowances in connection with the Company's internal controls and policies.

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

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a report of the voting results of the Company's annual shareholders meeting held on February 22, 2000.

The proposal to elect six directors was approved. M. Karen Gilles, William G. Kobi, Richard W. Perkins, Anton R. Potami, Timothy M. Scanlon and Edward E. Strickland were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. There were no broker non-votes. The tabulation was as follows:

         Director                 Votes For         Votes Against
         --------                 ---------         -------------

      M. Karen Gilles             8,069,612             68,778
      William G. Kobi             8,071,052             67,338
      Richard W. Perkins          8,069,562             68,828
      Anton R. Potami             8,071,052             67,338
      Timothy M. Scanlon          8,071,052             67,338
      Edward E. Strickland        8,069,392             68,998


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in
     --------
     the exhibit index beginning on page 16.

     Form 8-K. No reports on Form 8-K were filed by the Company during the
     --------
     quarter ended April 30, 2000.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             BIO-VASCULAR, INC.



Dated: June 8, 2000                          /s/ Connie L. Magnuson
                                             ----------------------
                                             Connie L. Magnuson
                                             Vice President of Finance and Chief
                                             Financial Officer
                                             (Principal Financial Officer)

BIO-VASCULAR, INC.
INDEX TO EXHIBITS
-------------------------------------------------------------------------------

10.1 Change in control agreement dated March 1, 2000 between the Company and Fariborz Boor Boor (filed herewith electronically).

27.1 Financial Data Schedule for the six-month period ended April 30, 2000 (filed herewith electronically).