Form 10-Q
period 2000-07-31
BIO VASCULAR INC
filed 2000-09-13
CIK 780127

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
________________________________________________________________________________


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                      For quarterly period July 31, 2000
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the transition period from ___ to ____

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ______
                                        -----

On September 1, 2000, there were 8,909,919 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JULY 31, 2000 AND OCTOBER 31, 1999
--------------------------------------------------------------------------------

(in thousands, except share and per share data)
                                                                                      July 31,           October 31,
                                                                                        2000                 1999
                                                                                  -------------         -------------
ASSETS                                                                               (Unaudited)
Current assets:
Cash and cash equivalents................................................         $       4,631         $       5,596
Accounts receivable, net.................................................                 3,662                 3,123
Inventories, net.........................................................                 3,758                 2,576
Deferred income taxes....................................................                   267                   307
Other....................................................................                   638                   398
                                                                                  -------------         -------------
     Total current assets................................................                12,956                12,000

Equipment and leasehold improvements, net................................                 4,757                 4,936
Goodwill and other intangible assets, net................................                 6,171                 6,594
Deferred income taxes....................................................                   398                   540
                                                                                  -------------         -------------
     Total assets........................................................         $      24,282         $      24,070
                                                                                  =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable.........................................................         $         714         $         680
Accrued expenses.........................................................                 1,386                 1,551
Current maturities of long-term obligations..............................                   465                   369
                                                                                  -------------         -------------
     Total current liabilities...........................................                 2,565                 2,600

Capital lease obligations................................................                    35                   159
Other liabilities........................................................                   419                   527
                                                                                  -------------         -------------
     Total liabilities...................................................                 3,019                 3,286
                                                                                  -------------         -------------
Contingencies

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
     none issued or outstanding at July 31, 2000 and
     October 31, 1999....................................................                     -                     -
Common stock: authorized 20,000,000 shares of $.01 par value;
     issued and outstanding, 8,924,248 at July 31, 2000 and
     8,960,633 at October 31, 1999.......................................                    89                    90
Additional paid-in capital...............................................                27,506                27,661
Unearned compensation....................................................                  (201)                 (601)
Accumulated deficit......................................................                (6,131)               (6,366)
                                                                                  -------------         -------------
     Total shareholders' equity..........................................                21,263                20,784
                                                                                  -------------         -------------
     Total liabilities and shareholders' equity..........................         $      24,282         $      24,070
                                                                                  =============         =============

     The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands, except per share data)                   Three Months Ended                     Nine Months Ended
                                                              July 31,                             July 31,
                                                     2000                1999               2000                1999
                                                   -------             -------            -------            ---------
                                                           (Unaudited)                             (Unaudited)
Net revenue.....................................     $6,354            $5,169            $16,079              $13,892
Cost of revenue.................................      3,148             2,585              7,878                6,894
                                                     ------            ------            -------              -------
Gross margin....................................      3,206             2,584              8,201                6,998

Operating expenses:
Selling, general and administrative.............      2,058             2,100              6,276                6,467
Research and development........................        456               461              1,629                1,240
                                                     ------            ------            -------              -------
Operating income (loss).........................        692                23                296                 (709)

Other income, net...............................         39                36                102                  144
                                                     ------            ------            -------              -------
Income (loss) before provision for (benefit
from) income taxes                                      731                59                398                 (565)

Provision for (benefit from) income taxes               329                17                163                  (87)
                                                     ------            ------            -------              -------
Net income (loss)...............................     $  402            $   42            $   235              $  (478)
                                                     ======            ======            =======              =======
Basic earnings per share:
Net income (loss)...............................     $ 0.05            $ 0.00            $  0.03              $ (0.05)
                                                     ======            ======            =======              =======
Diluted earnings per share:
Net income (loss)...............................     $ 0.04            $ 0.00            $  0.03              $ (0.05)
                                                     ======            ======            =======              =======

     The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

(in thousands)                                                                               Nine Months Ended
                                                                                                  July 31,

                                                                                       2000                     1999
                                                                                       ----                     ----
                                                                                               (Unaudited)

NET CASH PROVIDED BY OPERATING ACTIVITIES..................................        $     42                 $    639
                                                                                   --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements.....................................            (614)                  (1,056)
Investments in marketable securities.......................................                                     (987)
Proceeds upon maturities of marketable securities..........................                                    4,978
Investments in patents and trademarks......................................             (41)                     (81)
Issuance of note receivable................................................            (106)
Payment of transaction costs related to acquisition of Jerneen.............                                      (59)
                                                                                   --------                 --------

Net cash (used in) provided by investing activities........................            (761)                   2,795
                                                                                   --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments on bank note....................................................                                    ( 261)
Net proceeds related to stock-based compensation plans.....................              83                        9
Repurchase of the Company's common stock...................................                                   (1,404)
Repayment of capital lease obligations.....................................            (178)                    (170)
Repayments of other long-term obligations..................................            (151)                     (93)
                                                                                   --------                 --------

Net cash used in financing activities......................................            (246)                  (1,919)
                                                                                   --------                 --------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS................................................................            (965)                   1,515
                                                                                   --------                 --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD.....................................................................           5,596                    4,383
                                                                                   --------                 --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................        $  4,631                 $  5,898
                                                                                   ========                 ========

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

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the nine months ended July 31, 2000 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2000.



(2)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                                                        July 31,           October 31,
                                                                                         2000                 1999
                                                                                    -------------       -------------
                                                                                     (Unaudited)
Inventories, net:
Raw materials and supplies...................................................       $   1,050,000       $     912,000
Work in process..............................................................           1,928,000           1,171,000
Finished goods...............................................................           1,084,000           1,071,000
Less reserve for inventory obsolescence......................................            (304,000)           (578,000)
                                                                                    -------------       -------------
                                                                                    $   3,758,000       $   2,576,000
                                                                                    =============       =============

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

(3)  EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:


                                                        Three Months Ended               Nine Months Ended
                                                             July 31,                         July 31,
                                                        2000          1999             2000           1999
                                                        ----          ----             ----           ----
                                                           (Unaudited)                      (Unaudited)
Denominator for basic earnings per share -
weighted-average common shares..............           8,827,985        8,861,073      8,871,841        9,053,779

Effect of dilutive securities:
Shares associated with deferred
compensation................................              98,930          186,018         97,146                -

Shares associated with option plans.........             143,879           12,461        130,668                -
                                                       ---------        ---------      ---------        ---------
Dilutive potential common shares............             242,809          198,479        227,814                -
                                                       ---------        ---------      ---------        ---------
Denominator for diluted earnings per share -
weighted-average common shares and dilutive
potential common shares.....................           9,070,794        9,059,552      9,099,655        9,053,779

Options outstanding with exercise prices
greater than the average market price of the
Company's common stock......................             514,817        1,275,285        535,250        1,247,765



                                                                                           As of July 31,
                                                                                        2000             1999
                                                                                        ----             ----
                                                                                              (Unaudited)

Options outstanding.........................................................           1,380,071        1,442,889
Exercise prices.............................................................      $1.87 - $12.21   $1.87 - $13.03
Expiration dates............................................................         2000 - 2008      1999 - 2008
Non-vested stock awards.....................................................              98,930          232,219

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------


(4)  SEGMENT INFORMATION:

The following table presents certain financial information by business segment for the three and nine month periods ended July 31, 2000 and 1999.

                                                            Three Months Ended                    Nine Months Ended
                                                                 July 31,                               July 31,
                                                         2000             1999                 2000                1999
                                                         ----             ----                 ----                ----
                                                                (Unaudited)                            (Unaudited)
Net revenue
     Branded medical devices                          $ 3,505,000       $ 3,071,000        $  9,920,000         $  8,596,000
     Contract manufacturing                             2,849,000         2,098,000           6,159,000            5,296,000
                                                      -----------       -----------        ------------         ------------
         Total                                        $ 6,354,000       $ 5,169,000        $ 16,079,000         $ 13,892,000
                                                      ===========       ===========        ============         ============

Operating income (loss)
     Branded medical devices                          $   355,000       $  (275,000)       $    453,000         $ (1,266,000)
     Contract manufacturing                               337,000           298,000            (157,000)             557,000
                                                      -----------       -----------        ------------         ------------
         Total                                        $   692,000       $    23,000        $    296,000         $   (709,000)
                                                      ===========       ===========        ============         ============



(5)  MAJOR CUSTOMERS AND NET REVENUE BY GEOGRAPHIC AREA:

Substantially all of the Company's international net revenues are negotiated, invoiced and paid in U.S. dollars. The following tables summarize significant customer information and international net revenue by geographic area:

                                                                                July 31,               October 31,
                                                                                  2000                    1999
                                                                                  ----                    ----
                                                                               (Unaudited)
Percent of accounts receivable by significant customers:
A....................................................................               24%                     16%
B....................................................................               14%                     15%
C....................................................................                8%                     12%
D....................................................................               10%                      9%


BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

                                         Three Months Ended                        Nine Months Ended
                                              July 31,                                  July 31,
                                       2000              1999                    2000              1999
                                       ----              ----                    ----              ----
                                           (Unaudited)                                  (Unaudited)
Percent of net revenue by significant
customers:
A.................................       28%               31%                     22%               26%
B.................................       11%               11%                     12%               12%
C.................................        7%                9%                      9%                8%
D.................................        8%                8%                      8%                8%


                                         Three Months Ended                           Nine Months Ended
                                              July 31,                                    July 31,
                                       2000              1999                 2000                     1999
                                       ----              ----                 ----                     ----
                                           (Unaudited)                                  (Unaudited)
International net revenue
by geographic area:
Europe........................   $  538,000           $  496,000         $  1,751,000             $  1,484,000

Asia and Pacific Region.......      209,000              161,000              615,000                  397,000

Canada........................       72,000               77,000              231,000                  227,000

Other.........................       34,000               51,000               88,000                  154,000
                                 ----------           ----------         ------------             ------------
Total.........................   $  853,000           $  785,000         $  2,685,000             $  2,262,000
                                 ==========           ==========         ============             ============
Percent of total net
revenue.......................           13%                  15%                  17%                      16%



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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB No. 101, as amended by SAB No. 101B, will be effective for the Company during the quarter ended October 31, 2001. The Company has preliminarily evaluated the guidance outlined in SAB Nos. 101 and 101B, and does not believe the adoption of SAB Nos. 101 and 101B will impact the Company's revenue recognition practices or consolidated financial statements.

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

Overview

Bio-Vascular, Inc. (the Company) is a diversified medical device company, engaged in the pursuit of innovative product solutions to significantly improve the quality of human life. The Company operates through two business units: a Branded Medical Device unit and a Contract Manufacturing and Custom Engineering unit. The Branded Device unit develops, manufactures and markets implantable biomaterials and other devices for use in critical surgeries, including bariatric, thoracic, cardiac, neurological, vascular and ophthalmic surgeries. Branded Medical Devices are manufactured using the Company's patented and proprietary technologies. The Contract Manufacturing and Custom Engineering unit specializes in custom designed engineering and manufacturing of complex micro-precision wire forms, including guidewires, micro coils, stylets and delivery device components for use in interventional cardiovascular and neurological medicine and operates through the Company's wholly owned subsidiary, Jerneen.

Results of Operations

Comparison of the Three Months Ended July 31, 2000 with the Three Months Ended July 31, 1999

For the third quarter of fiscal 2000, consolidated net revenue increased $1,185,000, or 23% to $6,354,000 from $5,169,000 in the third quarter of fiscal
1999. Consolidated operating income increased significantly from $23,000 in the third quarter of fiscal 1999 to $692,000 in the same quarter of fiscal 2000. The Company's consolidated net income for the fiscal 2000 quarter increased more than 850% to $402,000, or four cents per diluted share, as compared to the fiscal 1999 quarter net income of $42,000, or zero cents per diluted share.

Branded Medical Devices net revenue of $3,505,000 for the third quarter of fiscal 2000 was an all-time record for this business segment, and reflects a 14% increase over third quarter fiscal 1999 revenue of $3,071,000. The Branded Devices unit experienced revenue increases in each of the Peri-Strips(R), Surgical Tools and the Tissue-Guard(TM) product groups in the fiscal 2000 quarter over the fiscal 1999 quarter. Peri-Strips product revenue increased 17% in the fiscal 2000 quarter from the comparable fiscal 1999 quarter, which is believed to be due to the timing of the Company's market penetration into gastric bypass and gastric banding, which are surgical procedures for the treatment of morbid obesity. Management believes the demonstrated efficacy and increased public awareness of these procedures will generate rapid growth in these treatments. Additionally, the first sales of the Neuro Dissection sets, which are used in neuro surgical procedures, generated $63,000 in net revenue during the third quarter of fiscal 2000. The Company distributes these precision instruments under an exclusive U.S. distribution agreement with the manufacturer, Feather Safety Razor Co. in Japan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


The Contract Manufacturing and Custom Engineering unit's net revenue increased 36% to a record $2,849,000 for the third quarter of fiscal 2000 from $2,098,000 in the comparable 1999 quarter, due primarily to the implementation of improved operating systems required to handle higher production volumes and the new precious metals handling agreements entered into with key customers in late fiscal 1999. Under these precious metals handling agreements, the Contract Manufacturing unit agreed to purchase critical precious metals on behalf of certain customers for use in the manufacturing of products for which the unit is paid a handling fee for the incremental personnel and working capital resource commitments it is undertaking.

The Company's consolidated quarterly gross margin percentage of 50% did not change from fiscal 1999 to 2000, while the gross margin dollars contributed increased $622,000 due to the incremental revenues during the quarter. The branded device unit experienced a nine percentage point improvement in the gross margin, increasing from 57% in the 1999 quarter to 66% in the 2000 quarter. The fiscal 2000 quarter's incremental sales volume combined with favorable operations administration spending trends are believed to have contributed to the increase in the Branded Device's gross margin during the quarter. The Branded Device unit's third quarter gross margin percentage of 66% was one percentage point less than the second quarter of fiscal 2000, mainly due to sales of its distributed product, the Neuro Dissection set, which provides for a lower margin as compared to the segment's average gross margin. The Contract Manufacturing's gross margin percentage of 31% in the third quarter of fiscal 2000 is less than the comparable fiscal 1999 quarter of 40%, but reflects an improvement from the fiscal 2000 second quarter gross margin of 22%. The decline in the Contract Manufacturing unit's gross margin percentage from the third quarter of fiscal 1999 to the comparable quarter of fiscal 2000 is mainly attributable to the assumption of the precious metal component of product production in fiscal 2000. The nine percentage point improvement in the unit's gross margin percentage from the second to third quarters of fiscal 2000 is primarily due to incremental revenue of more than $800,000 in the third quarter combined with operating improvements which increased the efficiency of product production.

Consolidated selling, general and administrative (SG&A) expense for the third quarter of fiscal 2000 of $2,058,000 was 2% less than the same quarter of fiscal 1999 of $2,100,000, which was consistent with the SG&A spending trends at each business unit from fiscal 1999 to 2000.

Consolidated research and development (R&D) expense during the third quarter of fiscal 2000 of $456,000 was consistent with the same quarter of fiscal 1999 of $461,000, as each business unit's fiscal 2000 third quarter R&D spending levels approximated the same quarter of the prior year. During the fiscal 2000 quarter, the Branded Device unit completed the pre-clinical animal studies for a urethral sling, an implantable product for the treatment of stress urinary incontinence. The favorable results obtained from these studies led to the filing of a 510(k) submission with the U.S. Food and Drug Administration (FDA) requesting market clearance for this product. R&D expense is expected to fluctuate as projects continue under development. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

Consolidated operating income for the third quarter of fiscal 2000 increased over 2900% to $692,000 from $23,000 during the same quarter of 1999, as both business units increased operating income in the 2000 quarter over the 1999 quarter. The Branded Device unit's operating income increased $630,000, from an operating loss of $275,000 in the third quarter of fiscal 1999 to operating income of $355,000 in the current fiscal quarter. The Contract Manufacturing unit completed the 2000 quarter with operating income of $337,000, an increase of $39,000 or 13% from operating income of $298,000 in the 1999 quarter.

The Company recorded a provision for income taxes of $329,000 in the third quarter of fiscal 2000, an effective tax rate of 45%, as compared to a provision for income taxes of $17,000 at an effective tax rate of 29% in the comparable 1999 quarter. The effective tax rate for the third quarter of fiscal 2000 is higher than the statutory rates primarily due to the impact of permanent differences, including nondeductible goodwill acquired in the acquisition of Jerneen, partially offset by the impact of research and experimentation credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


The Company's consolidated third quarter 2000 net income increased 850% to $402,000, or four cents per diluted share, from net income of $42,000, or zero cents per diluted share, in the same quarter of 1999.

Comparison of the Nine Months Ended July 31, 2000 with the Nine Months Ended July 31, 1999

For the first nine months of fiscal 2000, consolidated net revenue increased $2,187,000 or 16% to $16,079,000 from $13,892,000 reported for the comparable period of fiscal 1999. The Company's consolidated operating income increased by more than $1 million, changing from an operating loss of $709,000 for the first three quarters of fiscal 1999 to $296,000 for the same period in 2000. The Company's consolidated net income during the fiscal 2000 period was $235,000, or three cents per diluted share, as compared to a net loss of $478,000, or five cents per share in fiscal 1999.

The Branded Medical Device unit's net revenue for the nine month period ended July 31, 2000 increased $1,324,000 or 15% to $9,920,000 from $8,596,000 for the same period of fiscal 1999. The Branded Device unit experienced revenue gains from all major product lines on a year to date basis. Revenue from the Tissue-Guard product line increased to $4,359,000 during the first three quarters of fiscal 2000, reflecting a 13% increase over the comparable prior year period, led by revenues from Dura-Guard(R) and Vascu-Guard(R). Sales of Surgical Tools, including the new Neuro Dissection set, for the first nine months of fiscal 2000 increased $457,000 or 24% to $2,322,000 from $1,865,000. The Neuro Dissection sets, which are used in neuro surgical procedures, generated $63,000 in net revenue during the year to date fiscal 2000 period. The Company distributes these precision instruments under an exclusive U.S. distribution agreement with the manufacturer, Feather Safety Razor Co. in Japan.

For the nine months ended July 31, 2000, the Contract Manufacturing's net revenue was $6,159,000, an increase of $863,000 or 16% from net revenue of $5,296,000 during the comparable 1999 period. The increase in the unit's net revenue is primarily due to the new precious metals handling agreements entered into with key customers in late fiscal 1999.

The Company's consolidated gross margin for the first nine months of fiscal 2000 of 51% is slightly higher than the fiscal 1999 period to date margin of 50%, primarily due to gross margin improvements at the Branded Device unit. The Branded Device unit's gross margin percentage on a year to date basis increased eight percentage points to 65% as a result of the incremental sales volume combined with the effective management of spending levels. The Contract Manufacturing unit's gross margin percentage decreased to 29% for the first nine months of fiscal 2000 from 40% in the prior year period due mainly to the assumption of the precious metal component of product production in fiscal 2000.

The consolidated SG&A expense for the first three quarters of fiscal 2000 decreased $191,000, or 3% to $6,276,000 from $6,467,000 in 1999, primarily as a result of expense control measures implemented at the Branded Medical Device unit. Decreased spending on external costs to assert a reversal of HCFA's LVRS non coverage decision and direct marketing materials presenting the branded segment's new corporate logo and image (introduced in fiscal 1999), in addition to the full amortization of goodwill associated with product rights as of October 31, 1999, contributed to an overall decrease in the branded segment's SG&A expense of $438,000 or 8% to $4,719,000 in fiscal 2000 from $5,157,000 in fiscal 1999. The Contract Manufacturing unit's SG&A expense for the first nine months of fiscal 2000 increased $247,000 or 19% to $1,557,000 from $1,310,000, due primarily to a termination charge associated with an employment contract.

Consolidated R&D expense during the first three quarters of fiscal 2000 increased to $1,629,000, up $389,000 or 31% from $1,240,000 for the same period of fiscal 1999. The increase in R&D expense in fiscal 2000 over 1999 reflects the Branded segment's continued investment in pre-clinical feasibility studies for new products in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


development, and the Contract Manufacturing segment's implementation of the Technology Development Center. R&D expense is expected to fluctuate as projects continue under development. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

The Company's consolidated operating income increased by more than $1 million, changing from an operating loss of $709,000 for the first three quarters of fiscal 1999 to $296,000 for the same period in fiscal 2000. This change to operating income reflects an increase of more than $1.7 million in operating income of the Branded Device unit, which improved from an operating loss of $1,266,000 in fiscal 1999 to operating income of $453,000 in fiscal 2000. Offsetting this positive operating income change, the Contract Manufacturing unit incurred a year to date operating loss of $157,000 in fiscal 2000 as compared to operating income of $557,000 for the same period of 1999.

Other income, primarily net interest income, was $102,000 for the first nine months of fiscal 2000 and $144,000 in the comparable 1999 period. The decrease in net interest income is related to lower average cash and investment balances in fiscal 2000 as compared to fiscal 1999, due primarily to cash expenditures for the Company's stock repurchase program (which was completed as of October 31, 1999), purchases of equipment and leasehold improvements and repayments of long-term obligations. The Company's income before income taxes was $398,000 during the first three quarters of fiscal 2000 as compared to a loss of $565,000 in the comparable period of fiscal 1999.

The Company recorded a provision for income taxes of $163,000 during the first nine months of fiscal 2000, an effective tax rate of 41%, as compared to a benefit from income taxes of $87,000 at an effective tax rate of 15% in the comparable 1999 period. The effective tax rate for the first three quarters of fiscal 2000 is higher than the statutory rates primarily due to the impact of permanent differences, including nondeductible goodwill acquired in the acquisition of Jerneen, partially offset by the impact of research and experimentation credits.

The consolidated net income for the first nine months of fiscal 2000 was $235,000, or three cents per diluted share, as compared to a net loss of $478,000, or five cents per share, in the same period of fiscal 1999.

Liquidity and Capital Resources

Cash and cash equivalents were $4,631,000 at July 31, 2000 as compared to $5,596,000 at October 31, 1999, a reduction of $965,000.

Operating activities provided cash of $42,000 for the nine months ended July 31, 2000, as compared to providing cash of $639,000 during the same period in fiscal 1999. Cash was provided by operations during fiscal 2000 through the combination of net income and non-cash expenses for the period, substantially offset by an increase in working capital primarily used for inventory and accounts receivable.

Investing activities used $761,000 of cash during the first nine months of fiscal 2000, which included $614,000 in net purchases of equipment and leasehold improvements and the issuance of a collateralized note receivable of $106,000 to an unrelated party due in November 2000.

Financing activities used $246,000 of cash during the 2000 period, including cash repayments of $329,000 for capital equipment lease and other long-term obligations, offset by proceeds received of $83,000 related to stock-based compensation plans. The Company has short and long-term obligations of $919,000 at July 31, 2000, which require payments through 2004.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB No. 101, as amended by SAB No. 101B, will be effective for the Company during the quarter ended October 31, 2001. The Company has preliminarily evaluated the guidance outlined in SAB Nos. 101 and 101B, and does not believe the adoption of SAB Nos. 101 and 101B will impact the Company's revenue recognition practices or consolidated financial statements.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The exhibits to this quarterly report on Form 10-Q are
     --------
     listed in the exhibit index beginning on page 16.

     Form 8-K.  No reports on Form 8-K were filed by the Company during the
     --------
     quarter ended July 31, 2000.

SIGNATURES
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    BIO-VASCULAR, INC.



Dated: September 8, 2000            /s/ Connie L. Magnuson
                                    -------------------------------------
                                    Connie L. Magnuson
                                    Vice President of Finance and Chief
                                    Financial Officer
                                    (Principal Financial Officer)

BIO-VASCULAR, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

10.1  Amendment to form of change in control agreement between the Company and
      M. Karen Gilles, Connie L. Magnuson, David A. Buche, B. Nicholas Oray and Fariborz Boor Boor (filed herewith electronically).

27.1 Financial Data Schedule for the nine-month period ended July 31, 2000 (filed herewith electronically).