Form 10-K405
period 2000-10-31
BIO VASCULAR INC
filed 2001-01-31
CIK 780127

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended October 31, 2000
                                      or
     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from ___ to ____

                        Commission file number: 0-13907

--------------------------------------------------------------------------------

                               BIO-VASCULAR, INC.
             (Exact name of Registrant as specified in its charter)

--------------------------------------------------------------------------------

         Minnesota                                    41-1526554
----------------------------              -------------------------------------
  (State of Incorporation)                (I.R.S. Employer Identification No.)

            2575 UNIVERSITY AVENUE, ST. PAUL, MINNESOTA 55114-1024
                   (Address of principal executive offices)

                       TELEPHONE NUMBER: (651) 603-3700

                          ---------------------------

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

As of January 19, 2001, 8,978,172 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Registrant's outstanding Common Stock (based upon the last reported sale price of the Common Stock on that date by the Nasdaq National Market), excluding shares owned beneficially by executive officers and directors, was approximately $40,449,224.

Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific sections are referred to herein) from the Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2000 (the "2000 Annual Report"). Part III of this Annual Report on Form 10-K incorporates documents incorporated by reference (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held February 28, 2001 (the "2001 Proxy Statement").

Tissue-Guard(TM), Peri-Strips(R), Peri-Strips Dry(R), PSD Gel(TM), Dura-Guard(R), Vascu-Guard(R), Supple Peri-Guard(R), Peri-Guard(R), CV Peri-Guard(R), Ocu-Guard(TM), Biograft(R), Flo-Rester (R), Bio-Vascular Probe(R) and Flo-Thru Intraluminal Shunt(TM) are trademarks of the Company.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors set forth under the heading "Important Factors" on page 13.

PART I

ITEM 1 - Business
-----------------

(a)  General Development of Business

Introduction

Bio-Vascular, Inc. ("Bio-Vascular" or the "Company") is a diversified medical device company, engaged in developing, manufacturing and marketing products to significantly improve the quality of human life. The Company operates through two business units: Branded Medical Devices and Jerneen Micro Medical Technologies (MMT), the Company's wholly owned subsidiary. The Branded Medical Device business includes branded implantable biomaterials, surgical productivity tools, and licensed and distributed products for use in critical surgeries, including bariatric (stomach and intestines), thoracic (chest and lungs), cardiac (heart), neurosurgical (brain and spine), and vascular (arteries and veins) surgeries. Branded Medical Devices are manufactured using the Company's patented and proprietary technologies. MMT custom designs, engineers and manufactures precision micro wire components that are used primarily in implantable interventional cardiovascular and neurological devices, such as pacemakers, defibrillators, and neuro and spinal electro-stimulation devices.

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

In July 1998, the Company completed the acquisition of Jer-Neen Manufacturing Co., Inc. This acquisition broadens the Company's participation in the medical device industry, increases the Company's immediate and long-term revenue potential and achieves a balance of market opportunities consistent with the strategic objectives targeted by the Company. In October 2000, the name Jer-Neen Manufacturing Co., Inc. was legally changed to Jerneen Micro Medical Technologies, Inc.


The Company has continued to advance and execute its strategy for growth, focusing on opportunities to grow through acquisition, licensing and distribution, expansion of markets for its current products, and internal new product research and development activities. The following are a few of the fiscal 2000 highlights which demonstrate the Company's dedication to this growth strategy. In February 2000, the Company announced the introduction of APEX Processing(TM), a product enhancement establishing a new tissue-processing standard. By reducing the cellular content to the lowest quantifiable level in bovine pericardial tissue, Apex Processing(TM) enhances the purity of our tissue-based products while maintaining the physical qualities of the product. Also in February 2000, the Company received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA) and CE mark approval in Europe for use of Peri-Strips(R) products in gastric bypass and gastric banding procedures. Gastric bypass and gastric banding are frequently used as surgical weight reduction control methods for morbid obesity. By 2004, the number of these gastric procedures performed in the United States is expected to reach 100,000, up from an estimated 45,000 procedures performed in 1999. This, along with the trend toward laparoscopic gastric bypass procedures, would expand the U.S. market potential to an estimated $100 million annually.

In March 2000, the Company acquired the exclusive U.S. distribution rights for a precision dissection kit manufactured by the Feather Safety Razor Co. in Japan, and began to distribute this product in the third quarter of the year for use in neurosurgical procedures. This exclusive distribution opportunity was subsequently expanded to include Canada as well as cardiovascular and vascular markets in both the U.S. and Canada. These products, product applications and distribution rights all contributed to the Company's revenue growth in fiscal 2000. In September 2000, we acquired the exclusive U.S. distribution rights to the surgical glues, GLUEBRAN and GLUEBRAN2. As part of the distribution agreement, the Company is responsible for obtaining U.S. FDA marketing approval. This requires a Pre-Market Approval (PMA) process, the FDA's most rigorous regulatory path, and is expected to take at least two years. Lastly, in October 2000, our new product development efforts resulted in the 510(k) marketing clearance from the FDA of our implantable urethral sling product for use in the surgical treatment of stress urinary incontinence (SUI). The urethral sling uses the Company's remodelable/resorbable tissue technology, which provides for greater biocompatibility and lower levels of inflammation and fibrosis when compared to competitive products. The Company plans a staged release of this product during fiscal 2001 to maximize market advantage.

MMT reestablished a strong revenue growth rate following mid-year organizational and personnel changes. In the final six months of fiscal 2000, MMT increased revenue at a 35% rate when compared to the same period in fiscal 1999 while generating operating income during this six month period of $670,000, exceeding the full 1999 operating profit levels of $617,000. For fiscal 2001, the Company will continue to drive its growth strategy by further capitalizing on all of our fiscal 2000 accomplishments, while identifying new opportunities that extend our growth into future years.

Bio-Vascular's principal executive offices are located at 2575 University Avenue, St. Paul, Minnesota 55114-1024. The Company can be contacted by telephone at (651) 603-3700, by facsimile at (651) 642-9018, or by electronic mail at info@biovascular.com.

(b)  Financial Information About Industry Segments

The information under the caption "Segment Information" on page 27 of the Company's 2000 Annual Report is incorporated herein by reference.

(c)  Narrative Description of Business

The table below summarizes the revenue contributed by the Company's significant products or product lines for the periods indicated. The MMT segment financial results were included in the Company's consolidated results of operations beginning in the fourth quarter of fiscal 1998.

----------------------------------------------------------------------------------------------------------
Net Revenue Contribution by                                   Years Ended October 31,
Significant Product or Product Line:
(In thousands)                                2000       %        1999          %          1998         %
----------------------------------------------------------------------------------------------------------
Tissue-Guard Products:
     Peri-Strips and Peri-Strips Dry       $ 3,509      16%       $ 3,125       17%       $ 3,233       27%
       Other Tissue-Guard Products           5,857      27%         5,239       27%         4,588       38%
Surgical Tools                               3,035      14%         2,560       14%         2,051       17%
Biograft                                       788       3%           757        4%           748        6%
                                           -------     ---        -------      ---        -------      ---
Total Branded Medical Devices               13,189      60%        11,681       62%        10,620       88%
Micro Medical Technologies                   8,737      40%         7,223       38%         1,397       12%
                                       --------------------------------------------------------------------

     Total Net Revenue                     $21,926     100%       $18,904      100%       $12,017      100%
-----------------------------------------------------------------------------------------------------------

Products, Markets and Competition

Description of the Branded Medical Devices Unit
-----------------------------------------------

The following table summarizes the Company's branded product lines and associated products, and describes procedures in which such products are used.

--------------------------------------------------------------------------------------------------------------------
   Product Line              Product                           Application/Representative Procedure
--------------------------------------------------------------------------------------------------------------------
Tissue-Guard         Peri-Strips            Staple-line buttress for sealing air leaks in lung resection, gastric bypass and gastric banding procedures and prosthesis for the repair of soft tissue deficiencies
                  -------------------------------------------------------------------------------------------------
                     Peri-Strips Dry        Staple-line buttress for sealing air leaks in lung resection, gastric bypass and gastric banding procedures
                  ------------------------------------------------------------------------------------------------
                     Vascu-Guard            Vascular patch used in carotid endarterectomy and other peripheral vascular procedures when the artery must be repaired
                  ------------------------------------------------------------------------------------------------
                     Dura-Guard             Repair patch used to seal the dura mater in neurosurgeries
                  ------------------------------------------------------------------------------------------------
                     Peri-Guard             Tissue patch used for pericardial closure and soft tissue repair
                  ------------------------------------------------------------------------------------------------
                     Supple Peri-Guard      More "supple" tissue patch used for pericardial closure and soft tissue repair
                  ------------------------------------------------------------------------------------------------
                     CV Peri-Guard          Tissue patch used for intracardiac patching and great vessel repair in adults
                  ------------------------------------------------------------------------------------------------
                     Ocu-Guard              Ophthalmic wrapping material used in enucleation procedures
------------------------------------------------------------------------------------------------------------------
Surgical             Bio-Vascular Probe     Tool used to locate arterial blockage in surgical bypass procedures
Tools
                  ------------------------------------------------------------------------------------------------
                     Flo-Rester             Internal vessel occluder used in coronary artery bypass graft surgery
                  ------------------------------------------------------------------------------------------------
                     Flo-Thru Intraluminal  Internal vessel stent used during minimally invasive cardiac surgery
                      Shunt
                  ------------------------------------------------------------------------------------------------
                     BVI Neurosurgical      System with a variety of interchangeable blades and handles that is
                     Dissection Kit          used during microsurgery dissection
------------------------------------------------------------------------------------------------------------------
Other                Biograft               Peripheral vascular bypass graft used in lower limb vascular reconstruction
------------------------------------------------------------------------------------------------------------------

Tissue-Guard Product Line

The Company's core competency in its Branded Medical Devices business is the development and manufacture of implantable biomaterial products for use by surgeons in various surgical procedures where reinforcing, reconstructing and repairing tissue and preventing leaks of air, blood or other body fluids is necessary for the achievement of a favorable outcome. Surgeons can use autologous tissue in situations where tissue repair is necessary which requires the surgeon to excise the tissue from another part of the patient's body. The second surgical site increases the cost of the procedure and lengthens the time the patient is under anesthesia, thereby increasing the risk of complication and resulting in additional pain and recovery time for the patient. Surgeons seek a readily available implantable medical products, whether tissue-based or synthetic, as an alternative to harvesting autologous tissue from the patient as a means of reducing surgical costs and improving patient outcomes.

The Company's Tissue-Guard products are produced from bovine pericardium. Many of the product characteristics and competitive advantages of this product line are derived from the collagen configuration of the bovine pericardium. Collagen, which is a fibrous protein found in all multi-cellular animals, makes the pericardium durable and provides superior handling characteristics, similar to autologous tissue. These characteristics allow for effective host tissue incorporation. Host cells deposit a collagen matrix on the surface of the pericardial product allowing the Tissue-Guard product to integrate into the host tissue. The Company believes this integration enhances the long-term tensile strength (the maximum stress a material subjected to a stretching load can withstand without tearing) of its Tissue-Guard products.

The bovine pericardium is processed using proprietary and patented tissue-fixation technologies. During fiscal 2000, the Company introduced Apex Processing(TM), a manufacturing technique which incorporates a unique cross-linking technology with an enhanced purification process. The processing technology provides the lowest quantifiable cellularity and residual glutaraldehyde known to exist in a bovine pericardium product. Many studies have shown that purity, reduced cellular content and low residual glutaraldehyde levels can improve clinical results by reducing inflammatory response, reducing thrombogenicity, limiting the promotion of calcification and promoting host tissue incorporation similar to the body's natural healing process.

Peri-Strips and Peri-Strips Dry

Peri-Strips and Peri-Strips Dry soft tissue stapling buttresses are used in a variety of pulmonary resections including bullectomies, bronchial resections, lobectomies, segmentectomies, wedge resections and lung volume reduction surgery. In February 2000, the Company received FDA market clearance for the use of these products in gastric bypass and gastric banding surgeries, treatments for morbid obesity. These products provide for reapproximation and reinforcement at the surgical staple line to prevent air and fluid leaks at the site. By 2004, the number of these gastric procedures performed in the United States is expected to reach 100,000, up from an estimated 45,000 procedures performed in 1999. This, along with the trend toward laparoscopic gastric bypass procedures, would expand the U.S. market potential to an estimated $100 million annually. Peri-Strips and Peri-Strips Dry are customized to fit disposable, reusable and endoscopic staplers of varying sizes made by a variety of manufacturers.

There are more than 30 clinical papers published regarding the use of Peri-Strips and Peri-Strips Dry bovine pericardium to reduce air leaks and improve patient outcomes. Results of a study commissioned by the Company, using Peri-Strips Dry in surgical procedures to treat lung cancers and other lung tumors improved the patient recovery times through decreased duration of air leak, time to chest tube removal and hospital stay in comparison to procedures completed without the product. The study's reported one-day decrease in length of hospital stays could result in a net savings of up to $4,500 per patient, as estimated by the Company.

Dura-Guard

Dura-Guard, a dural repair patch, is primarily used to prevent Cerebral Spinal Fluid (CSF) leakage in craniotomy procedures (surgical operations involving the brain and skull) when the dura must be repaired and suturing without a patch is not deemed sufficient. Craniotomies are typically performed to treat various brain conditions, such as tumors, aneurysms, blood clots, head injuries and abscesses. The dura, the fibrous layer below the skull which protects the brain and spinal cord must be cut with a scalpel or scissors and resected to expose the brain during these procedures. After the specific brain condition has been treated by the surgeon, the dura must be closed to prevent leakage of cerebral spinal fluid. While the dura is frequently closed with direct suture, surgeons who consider the prevention of fluid leakage to be critical to the outcome of the operation will use a dural repair patch.

Dura-Guard is designed to close dural incisions by fusing with the patient's dura with little or no adhesion to the underlying brain cortex, a complicating factor following any cranial surgery. Studies commissioned by the Company have shown that fibrous bone cells invade the Dura-Guard surface facing the cranium, as they do the human dura, inviting good host tissue incorporation. The collagen configuration of the processed bovine pericardium in Dura-Guard conforms around the sutures used to affix the patch, thereby providing a barrier between the skull and the tissue layers underlying the dura and preventing the leakage of cerebral spinal fluid.

Vascu-Guard

Vascu-Guard, a vascular repair patch, is used in carotid endarterectomy and other peripheral vascular repairs in which closing an artery without a patch is insufficient. Carotid endarterectomy is a surgical procedure used to remove atherosclerotic plaque (fat deposits with a proliferation of fibrous connective cells along the artery walls) build-up in carotid arteries, the principal arteries located in the neck that supply blood to the brain.

The build-up of atherosclerotic plaque in the carotid arteries increases the risk of stroke. A substantial portion of strokes are caused by a fragment of atherosclerotic plaque breaking away from the inner wall of the carotid artery and becoming lodged in an artery in the brain. Drug therapy is often prescribed to treat early indications of atherosclerotic plaque build-up. If the condition progresses to a point where drug therapy is not effective, surgical intervention is often required.

Although the artery can often be closed without a patch, use of a patch has been shown to significantly reduce the risk of recurrent disease. Certain patients require patching due to the small size of their carotid arteries, or to decrease the incidence of post-operative occlusion. Company commissioned studies have shown that Vascu-Guard supports endothelialization (growth of a cell layer normally lining the interior of blood vessels) and that its non-thrombogenic blood flow surface imitates the blood flow characteristics of autologous vessels. In addition, its pulsatility (ability to reflect movement signifying the rhythmic pumping of the heart) allows a surgeon to readily verify normal blood flow after implantation.

Ocu-Guard

Ocu-Guard, an orbital implant wrap, is used in enucleation (removal of the eye) surgery. Enucleation is a procedure to remove a patient's eye that has become painful or nonfunctional as a result of trauma, malignancy or end-stage diseases such as glaucoma or diabetes. Following enucleation surgery, a patient commonly receives an orbital implant from which the visible prosthetic eye is attached. The implant used in the majority of these procedures requires a soft-tissue wrap, such as Ocu-Guard.

Ocu-Guard is manufactured in convenient, pre-formed configurations to fit the most common orbital implant sizes. The preformed configuration reduces implant preparation time, provides ease of insertion and a snug fit around the implant. Ocu-Guard has excellent handling characteristics allowing for ease of suturing. Ocu-Guard helps provide motility to the prosthetic eye by facilitating muscle attachment to the implant and vascular in-growth.

CV Peri-Guard

CV Peri-Guard, an intracardiac repair patch, is used in a variety of surgical procedures performed on the heart. Specific procedures in which CV Peri-Guard is used include aortic and atrial patching, atrial and ventricular septal defect repair, valve annuloplasty, and ventricular aneurysm repair. The Company's Peri-Guard products have more than 15 years of clinical use as a cardiac patch, but cardiac indications for use under the Company's FDA marketing clearance were previously limited to pericardial closure. With CV Peri-Guard, marketing clearance was received from the FDA for a much broader range of cardiac uses and specifically for intracardiac repair.

Biograft

Biograft, a peripheral vascular graft manufactured from human umbilical vein, is indicated for use in lower limb vascular reconstruction when a saphenous vein is not available. Certain diseases, such as diabetes, can cause a restriction or occlusion in the arteries which provide blood to the legs. If left untreated, insufficient blood flow can ultimately result in the need for amputation. If drug therapy is not deemed an effective treatment based upon the severity of the restriction or blockage, the use of a graft in peripheral vascular reconstructive surgery may be needed. In this type of surgical procedure, the surgeon can bypass the blocked artery to regain blood circulation, thereby saving the affected limb. Diabetics, in particular, are often at risk for amputation of a lower limb due to insufficient blood flow in the femoral artery in the thigh. By implanting a graft from the upper portion of the femoral artery to either the lower femoral artery or to the popliteal artery below the knee, the surgeon is able to increase blood flow below the site of the restriction or blockage. Long-term patency (openness), and a thrombo-resistant surface that provides smooth blood flow are essential qualities of an effective graft.

Saphenous veins (autologous veins from the leg) typically provide the most effective grafting material. In many instances, however, a suitable saphenous vein may be unavailable in sufficient quantity or quality, and a substitute graft must be used. The primary alternative substitute grafts involve synthetic grafts made from PTFE, bio-synthetic materials or tissue-based grafts, such as Biograft.

Biograft is similar to an autologous vessel and offers a thrombo-resistant surface, which provides smooth blood flow and minimizes turbulence and risk of occlusion. It also minimizes intimal hyperplasia, the build up of cells on the interior of the blood vessel, which results in restricted blood flow. In addition, a knitted and supportive Dacron mesh placed around the graft allows for easier handling and promotes tissue integration for strength and stability.

Surgical Tools: Bio-Vascular Probe, Flo-Rester, Flo-Thru Intraluminal Shunt and the BVI Neurosurgical Dissection Kit.

Bio-Vascular Probe is a flexible shaft with different sizes of bulbous tips on either end and are available in varying sizes. Surgeons use Bio-Vascular Probes to locate occlusions or blockages in arteries and to ascertain the blood flow characteristics of arteries. A Bio-Vascular Probe is inserted and fed into an artery. When the tip of the probe meets resistance, the surgeon is able to identify the exact location of the occlusion. The probe is then extracted and a bypass is completed below the occlusion. In addition, a Bio-Vascular Probe can be used to atraumatically lift the edge of the incision to assist the surgeon in the accurate placement of sutures.

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

The BVI Neurosurgical Dissection Kit, manufactured by Feather Safety Razor Co. in Japan and distributed by Bio-Vascular in the United States and Canada, is used by surgeons during neuro, cardiac and vascular microsurgery. This system of interchangeable handles with a variety of uniquely shaped, high-quality precision blades ensures an appropriate solution for virtually all microsurgery dissection and resection tasks.

Competition

The Company's Branded Medical Devices compete primarily on the basis of product performance, service and price. The surgical products market in which the Company competes is characterized by intense competition. This market is dominated by very large, established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Many of these competitors offer broader product lines within the Company's specific product market, particularly in the Company's surgical tool product markets and/or in the general field of medical devices and supplies. Broad product lines give many of the Company's competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that compete with the Company's products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have an advantage in marketing competing products to group purchasing organizations, health maintenance organizations and other managed care organizations that increasingly seek to reduce costs by centralizing and consolidating their purchasing functions.

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

Synthetic patches are generally cheaper to produce and to the extent that comparable synthetic patches are available and effective in surgical procedures, the Company faces significant price competition for its Tissue-Guard products. There are other multi-purpose patches made from bovine and other types of animal tissue that compete with the Company's products. The Company does not believe that these alternative bovine pericardium products have specific FDA marketing clearance for all surgical specialty markets in which the Company competes. In addition, cadaveric tissue from tissue banks is sometimes utilized in neurological and ophthalmic surgery. The Company believes that the collagen characteristics exclusive to tissue, the special configuration of its Tissue-Guard products and the proprietary tissue-fixation and purification processes it employs, offer significant product performance and it intends to continue to compete on these bases. Tissue-Guard products also offer the distinct advantage of availability, product uniformity and ideal handling characteristics.

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

Description of the Micro Medical Technologies Unit
--------------------------------------------------

The Jerneen Micro Medical Technologies unit custom designs, engineers and manufactures precision micro-wire components that are used primarily in implantable interventional cardiovascular and neurological device, such as pacemakers, defibrillators, and neuro and spinal electro-stimulation devices. These products include micro precision coils, stylets and related wire products and guidewire components and subassemblies. Each of these component categories comprises approximately one third of the segment's revenues.

Micro precision coils

Micro precision coils are precision wire components, comprised normally of several strands of specialty wire materials wound into specific configurations. These coils are manufactured utilizing proprietary processes and typically involve the use of specialty metals such as medical grade stainless steel, silver, platinum, and various other alloys. These micro coils are used to either carry the electrical current required for operation of a medical device or to assist the installation of the medical device within the patient's body. A subcategory of coils is called helices which compose the distal portion of many pacing and defibrillation leads that are used to actively fix the lead tip to the endocardium.

Stylets and related wire products

Stylets and related wire products are produced through the application of proprietary processes using medical grade stainless steel and plastic cap and body components. Stylets are typically used in the placement of cardiovascular and vascular devices within the patient's body.

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

There are a number of significant trends affecting the growth and development of the Company's MMT business. The first is the rapidly growing use of implantable cardiac rhythm management devices in the treatment of sudden cardiac death, atrial fibrillation and heart failure. The second trend is the development of less invasive diagnostic and therapeutic procedures in the cardiovascular and interventional medicine segments. These procedures require improved diagnostics, therapies, and placement of medical devices such as stents. Significant international markets also exist in Europe and Japan.

Competition

The MMT unit competes on the basis of superior quality of processes and production, rapid and flexible customer response, early development partnering and to a modest degree, price. The component part usually comprises a minor portion of the total device-level price. Accordingly, vendor performance and responsiveness are generally more critical factors. There are four primary competitors to the Company, one of which is substantially larger than the Company with annual revenues estimated in the range of $70 million. Given the concentration of the wire component product industry, the Company believes that medical device customers are generally motivated to promote healthy competition among their various suppliers in order to ensure multiple supply sources for their critical device components.

The primary medical device companies involved in the interventional cardiac and neurological products include Medtronic, Inc., Guidant Corporation (which acquired Sulzer Intermedics during fiscal 1999), St. Jude Medical (through its Pacesetter unit), Boston Scientific and Johnson and Johnson Cordis. In addition, numerous early stage companies are pursuing new technologies in cardiovascular and interventional medicine, especially neurological intervention. The Company anticipates that the cardiovascular and interventional medicine industry will continue to experience significant consolidation with the acquisition of earlier stage companies by the major industry participants. Although there can be no assurance, the Company believes that this consolidation will not hinder its component products segment growth opportunity as the major participants are expected to continue to seek multiple supply sources for critical device components such as those offered by the Company. In addition, the Company believes early stage companies will flourish due to the inability of consolidated companies to rapidly innovate.

Intellectual Property

Branded Medical Device Unit
---------------------------

In its Branded Medical Device business, the Company relies on patents, trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties.
Supple Peri-Guard, which is used in the manufacture of the majority of the Company's Tissue-Guard products, is protected exclusively by trade secrets. The Company owns United States patents related to Peri-Strips, Peri-Strips Dry and Peri-Guard. The Company currently has the following United States patents pending; one relating to Ocu-Guard, another relating to the manufacturing and use of stent coverings formed of biological tissues and another associated with the Company's new "resorbable" line of tissue implant materials. The Company also has an exclusive, worldwide, perpetual license to make, use and sell its Flo-Rester product.

Micro Medical Technologies Unit
-------------------------------

In its MMT business, the Company relies exclusively on trade secret protection for its processes. The Company seeks to practice strict trade secret discipline with all employees, consultants, customers and other parties. A non-disclosure protocol is maintained on behalf of each of its customers, consistent with MMT's sensitivity to customer expectations and needs. The technology and equipment utilized in the manufacturing process is a combination of proprietary know-how, and the adaptation of and development utilizing readily-available equipment.

Marketing and Customers

Branded Medical Device Unit
---------------------------

The Company's Branded Medical Device's sales strategy is to ensure that the Company has products of superior quality supported by innovative and effective sales and marketing programs. These programs include surgical trade shows, support of the gathering, publication and presentation of clinical data and new product information by key surgeons and the development of strategic physician alliances. The marketing and sales strategy of the Company also includes developing and maintaining a close working relationship with the hospitals and surgeons who purchase and use the Company's products in order to assess and satisfy their needs.

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

Micro Medical Technologies Unit
-------------------------------

MMT's strategy is to proactively seek significant business relationships with both the large participants and early development firms in five major markets:
1) cardiac rhythm management, 2) cardiovascular intervention, 3) neurological intervention, 4) neuro stimulation and 5) minimally invasive surgery. The primary marketing strategy is to provide a rapid, flexible and creative response to customer needs, coupled with state of the art, high quality production. Additionally, the Company's marketing strategy seeks to differentiate itself from competitors by promoting its custom design and engineering capabilities, supported by its relatively large engineering and technical staff, and extensive medical device experience amongst its professional employees. The Company utilizes its Technology Development Center and Rapid Response Unit for design, development and prototype services. The utilization of these highly-technical solutions and timely, effective delivery of development prototypes is believed to provide a key competitive advantage to both the customer and MMT's business. MMT also achieved ISO 9002 certification in 1996 as a further demonstration to its customers of its quality commitment. The Company is also in the process of developing systems, capabilities and facilities for FDA Quality System Regulation certification.

Information regarding the Company's significant customers under the caption "Major Customers and Net Revenue by Geographic Area" on page 33 of the Company's 2000 Annual Report is incorporated herein by reference.

Additional Information Regarding the Branded Medical Device and MMT Units

Backlog
-------

At October 31, 2000, the Branded Medical Devices segment did not have any customer order backlogs representing firm customer orders not yet shipped. Because the MMT products business is "build-to-order", MMT typically has firm customer orders awaiting manufacture and release based on customer specified future timeframes. MMT's order backlog was $2,691,000 at October 31, 2000 as compared to $1,406,000 at October 31, 1999. MMT does not expect any difficulty fulfilling these backlog orders as scheduled in fiscal 2001. The Company does not believe that its backlog is a meaningful indicator of its future business in the MMT segment.

Raw Materials
-------------

The Company acquires bovine pericardium for use in the Tissue-Guard product line from United States Department of Agriculture ("USDA") inspected meat packing facilities. The Company acquires human umbilical cords for use in Biograft from various hospitals throughout the United States. The supply of wire, plastics and plastic components required for the branded surgical tools and MMT's products is currently adequate. The Company has not experienced any product shortages arising from interruptions in the supply of any raw materials or components, and has identified alternative sources of supply for significant raw materials and components.

Research and Development
------------------------

As a component of the Company's business growth strategy, the Company continues to make a significant investment in new product design and engineering in both its Branded Medical Device and MMT units. The Company's consolidated research and development expense for fiscal 2000, 1999 and 1998 was $1,952,000, $1,665,000 and $1,548,000, respectively.

The majority of the Company's investment is on branded product opportunities applying both existing and newly developed technological expertise in the processing of biomaterials. Current Branded Medical Device development efforts include pre-clinical feasibility studies for applications utilizing the Company's new remodelable tissue. In October 2000, the Company received 510(k) marketing clearance from the FDA of our implantable urethral sling product for use in the surgical treatment of stress urinary incontinence (SUI). The urethral sling uses the Company's remodelable/resorbable tissue technology, which provides for greater biocompatibility and lower levels of inflammation and fibrosis when compared to competitive products. The Branded Medical Device's longer-term initiatives, among others, include a small diameter graft for coronary bypass surgeries. These are typically projects with long development timelines, but potentially very large returns.

The Company also targets research resources to the design and engineering of development stage solutions to meet MMT's customers' specifications. This is a partnership to resolve problems and achieve high performance solutions, typically occurring when the customer's program is entering the prototype stage. During fiscal 2000, the MMT unit continued its investment in the growth of design and engineering services offered through its Technology Development Center (TDC). The design rights to the components produced by the MMT unit accrue to the customer in the vast majority of cases.

Governmental Regulation

General
-------

The medical device industry in which the Company's branded medical device unit and the customers of the Company's MMT unit operate is subject to extensive and rigorous regulation by the Food and Drug Administration ("FDA") and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction, manufacturing, labeling and record keeping procedures for medical devices including the Company's branded products and medical devices incorporating MMT's products.

Food and Drug Administration
----------------------------

FDA regulations classify medical devices as either Class I, II or III devices, which are subject to general controls, special controls or pre-market approval ("PMA") requirements, respectively. While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices, as well as some Class I devices to be cleared by a 510(k) pre-market notification prior to marketing. This establishes that the device is ''substantially equivalent'' to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 became effective. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established, or if the FDA determines that the device or the particular application for the device requires a more rigorous review, the FDA will require the manufacturer to submit a PMA application for a Class III device that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The PMA application must contain the results of clinical trials and relevant prototype tests, laboratory and animal studies. It must also contain a complete description of the device, its components and a detailed description of the methods, facilities and controls used for manufacturing, including the method of sterilization. In addition, the submission must include the proposed labeling, advertising literature and training methods, if applicable. The process of obtaining PMA can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all. Moreover, PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

Of the Company's current branded products, Biograft is a Class III device. Biograft received marketing clearance from the FDA pursuant to the PMA process. All other branded products have all been classified as Class II medical devices and have received 510(k) marketing clearance from the FDA.

The Company's Branded Medical Device's manufacturing operation is subject to periodic inspections by the FDA, whose primary purpose is to audit the Company's compliance with the Quality System Regulations (''QSR'') published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. The Company believes that its manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations.

International Regulation
------------------------

International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations and duties and tax. Many of these regulations are similar to those of the FDA. In Japan, a potentially significant market for the Company's branded products, clinical trials of certain branded products are required before such products can be cleared for sale in the Japanese market. The Company relies on its independent distributors to comply with the majority of the foreign regulatory requirements, including registration of the Company's branded products with the appropriate governmental authorities. To date, the Company has complied with the regulatory requirements in the foreign countries in which its branded products are marketed. See Important Factors - Bovine Tissue Products on Page 13 of this Report.

The registration system in the European Union ("EU") for the Company's Branded Medical Devices requires that the Company's quality system conform with the ISO 9001 international quality standard and that its Branded Medical Devices conform with "essential requirements" set forth by the Medical Device Directive ("MDD"). The Company's manufacturing facilities and processes under which the Company's Branded Medical Devices are produced were inspected and audited by the British Standards Institute ("BSI") to verify the Company's compliance with the essential requirements of the MDD. BSI also verified that the Company's quality system conforms with the ISO 9001 international quality standard and that its products conform with the "essential requirements" set forth by the MDD for the class of Branded Medical Devices produced by the Company. BSI certified the Company's conformity with both the ISO 9001 standard and the MDD essential requirements, entitling the Company to place the "CE" mark on all the Company's current branded products, except Biograft which is exempt. See Important Factors - Human Tissue Products on Page 13 of this Report.

Third Party Reimbursement

The Company's Branded Medical Devices are purchased primarily by hospitals and other end-users, while MMT's unbranded component products are sold directly to medical device manufacturers which distribute finished medical devices to hospitals and other end-users. Hospitals and end-users of such products, in turn, bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private health insurance plans and managed care organizations, reimburse all or part of the costs and fees associated with the procedures utilizing the Company's products.

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

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators and regulators and third party payers to curb these costs. The development or increased use of more cost effective treatments for diseases could cause such payers to decrease or deny reimbursement for surgeries or to favor non-surgical alternatives to those surgical procedures currently utilizing the Company's Branded Medical Devices. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan. Higher managed care utilization typically drives down the payments for health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payer measures within a constantly changing healthcare landscape may have on its future business, financial condition or results of operations.

Employees

At October 31, 2000, the Company employed approximately 230 full-time and part-time individuals, with approximately 115 employees at each business unit. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

The information under the caption "Major Customers and Net Revenue by Geographic Area" on page 33 of the Company's 2000 Annual Report is incorporated herein by reference.

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

Competitive Industry: Competitive industry factors including the ability of the Branded Medical Devices unit and the customers of MMT to contend with rapid product innovation and technological change in the medical device industry, and the Company's ability to effectively compete with larger, well-established manufacturers of competing products.

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

Bovine Tissue Products: Bovine Tissue Product factors include Bovine Spongiform Encephalopathy ("BSE"), which has been identified in cattle in the United Kingdom and has received much publicity in Europe regarding beef for dietary consumption. Under the direction of the USDA, the U.S. government has had an active program of surveillance and import controls since the late 1980's, designed to prevent the introduction of BSE into U.S. cattle. To date all evidence indicates that U.S. cattle are free of BSE. The Company obtains all of its raw pericardium for its Tissue-Guard products from USDA-inspected slaughterhouses. The World Health Organization (WHO) has categorized the levels of BSE infectivity of tissue and fluids on a scale of 1 to 4, with category 4 representing no detectable infectivity. The WHO has classified raw pericardium in category 4. The Company's notified body under the MDD, the BSI, has specifically reviewed Tissue-Guard sourcing and manufacturing processes and has certified the Company's bovine pericardium products. While the Company's Dura-Guard product has not been approved for sale in Japan and France, the Company understands that regulatory approvals will not be granted in those countries for the use of animal derivative products, including bovine pericardium, when used as a dura mater substitute. Any prohibition by certain countries of bovine pericardium products as a result of concerns related to BSE could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Distributors and Sales Representatives: The risks pertaining to the Company's dependence on domestic and international distributors and sales representatives, which are utilized to transact a significant portion of the Company's current business related to its Branded Medical Device unit, and the effects on the Company's operations due to a loss of a significant distributor or a significant number of other distributors or sales representatives.

Euro Conversion: The Euro conversion factors, including the uncertain impact of the conversion on the competitive environment in which the Company operates and its relationships with international distributors. The Company currently denominates all of its foreign transactions in U.S. dollars.

Dependence on Significant Customer: The risks associated with the Company's significant dependence on one MMT customer, and the effects on the Company's operations and financial results with changes in the customer's ordering patterns or loss of the customer.

ITEM 2 - Properties
-------------------

The Company leases approximately 36,000 square feet of office and manufacturing space for its general offices and Branded Medical Device business at 2575 University Avenue, St. Paul, Minnesota. The base rent of this lease, which commenced August 1, 1995 and expires July 31, 2005, is approximately $255,000 annually. The Company also has two leases on two facilities for its MMT business totaling 29,000 square feet at 471 and 475 Apollo Drive, Lino Lakes, Minnesota. The base rent of the first lease for 25,000 square feet, which commenced December 1, 1997 and expires five years from that date with a subsequent five year option, is approximately $103,000 annually. The base rent of the second lease for 4,000 square feet, which commenced April 1, 1999 and expires five years from that date with a subsequent five year option, is approximately $34,500 annually. The Company pays apportioned real estate taxes and common costs on all leased facilities. The Company believes that its current space will be adequate for at least the next twelve months.

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

ITEM 4A - Executive Officers of the Registrant
----------------------------------------------

The Company's executive officers, their ages, and their offices held as of December 31, 2000 are as follows:

-------------------------------------------------------------------------------------------------------
     Name                      Age                     Title
-------------------------------------------------------------------------------------------------------
M. Karen Gilles                58      President, Chief Executive Officer and Director
-------------------------------------------------------------------------------------------------------
Fariborz Boor Boor             42      President and Chief Operating Officer of Jerneen Micro Medical
                                       Technologies
-------------------------------------------------------------------------------------------------------
David A. Buche                 39      Vice President of Marketing and Sales
-------------------------------------------------------------------------------------------------------
Mary L. Frick                  47      Vice President of Regulatory/Clinical/Quality Affairs
-------------------------------------------------------------------------------------------------------
Evan S. Johnston               40      Vice President of Operations
-------------------------------------------------------------------------------------------------------
Connie L. Magnuson             39      Vice President of Finance and Chief Financial Officer
-------------------------------------------------------------------------------------------------------
B. Nicholas Oray, Ph.D.        49      Vice President of Research and Development
-------------------------------------------------------------------------------------------------------

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

Fariborz Boor Boor. Mr. Boor Boor has served as the President and Chief Operating Officer of Jerneen Micro Medical Technologies (Jerneen) since November 2000. Prior to November 2000, he held the position of Vice President and Chief Operating Officer of Jerneen from March 2000. Prior to March 2000, Mr. Boor Boor held the position of Director of Operations from April 1999, and Director of Quality and Regulatory Affairs from September 1998. From 1989 to 1998, Mr. Boor Boor held various engineering, quality, and manufacturing management positions at Plastech Corporation, a plastics injection molding company serving various industries including the medical device industry. From 1979 to 1989, Mr. Boor Boor held various manufacturing management positions including the Division management of the Fastener Division of Phillips Plastics Corporation serving the automotive industry.

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

Mary L. Frick. Ms. Frick has served as Vice President of Regulatory/Clinical/Quality Affairs since November 2000 and as Director of Regulatory/Clinical/Quality Affairs since November 1998. Prior to this, she held the position of Group Manager of Regulatory/Clinical/Quality Affairs from June to November of 1998. From 1984 to June 1998, Ms. Frick held a series of management positions in Research, Operations and Regulatory/Clinical Affairs at INCSTAR Corporation, a diagnostic medical device manufacturer. From 1979 to 1984, Ms. Frick worked in research at the University of Minnesota-Medical School.

Evan S. Johnston. Mr. Johnston has served as Vice President of Operations since November 2000. Joining the Company in September 1998, Mr. Johnston served as Director of Operations from November 1999. From 1996 to 1998, Mr. Johnston held the position of Director of Manufacturing and Operations at LecTec Corp., a manufacturer of skin interface medical devices. From 1995 to 1996, he served as Director of Manufacturing and Lakeside Nameplate Co., a custom manufacturer of electronic membrane switches. Mr. Johnston served as Manager of Industrial Engineering from 1990 to 1995 at Orthomet Inc., a manufacturer of orthopedic implants and related surgical instruments. From 1986 to 1990, Mr. Johnston held various project management positions for Honeywell, Control Systems Division, a developer of automation solutions for government and commercial industries.

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

PART II

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The information under the caption "Common Stock Information" on page 34 of the Company's 2000 Annual Report is incorporated herein by reference.

ITEM 6 - Selected Financial Data
--------------------------------

The financial information in the tables and charts under the caption "Financial Highlights" on pages 2 and 3 of the Company's 2000 Annual Report is incorporated herein by reference.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16-20 of the Company's 2000 Annual Report is incorporated herein by reference.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The Company's quantitative and qualitative disclosures about market risk are included in Item 7.

ITEM 8 - Financial Statements and Supplementary Data
----------------------------------------------------

The Company's Consolidated Financial Statements and related Notes thereto on pages 21-33 and the Report of Independent Accountants on page 34 of the Company's 2000 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Quarterly Results" on page 34 of the Company's 2000 Annual Report.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None.


PART III

ITEM 10 - Directors and Executive Officers of the Registrant
-------------------------------------------------------------

(a)  Directors of the Registrant:

     The information under the caption "Election of Directors - Information About Nominees" and "Election of Directors - Other Information About Nominees" in the Registrant's 2001 Proxy Statement is incorporated herein by reference.

(b)  Executive Officers of the Registrant:

     Information concerning Executive Officers of the Company is included in this Report on pages 15 and 16 under Item 4A, "Executive Officers of the Registrant."

(c)  Compliance with Section 16(a) of the Exchange Act:

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2001 Proxy Statement is incorporated by reference herein.

ITEM 11 - Executive Compensation
--------------------------------

The information under the captions "Executive Compensation" and "Election of Directors - Directors' Compensation" in the Registrant's 2001 Proxy Statement is incorporated by reference herein.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Registrant's 2001 Proxy Statement is incorporated by reference herein.

ITEM 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

The information under the caption "Executive Compensation - Certain Transactions" in the Registrant's 2001 Proxy Statement is incorporated by reference herein.

PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  List of documents filed as part of this Report:

     1)   Financial Statements, Related Notes and Report of Independent
          Accountants:

          The following items are incorporated herein by reference from the pages indicated in the Company's 2000 Annual Report:

                                                                           Page
                                                                           ----

          - Consolidated Balance Sheets as of October 31, 2000 and 1999     21
          - Consolidated Statements of Operations for the years ended
             October 31, 2000, 1999 and 1998                                22
          - Consolidated Statements of Comprehensive Income and
             Shareholders' Equity for the years ended October 31, 2000,
             1999 and 1998                                                  23
          - Consolidated Statements of Cash Flows for the years ended
             October 31, 2000, 1999 and 1998                                24
          - Notes to Consolidated Financial Statements                    25-33
          - Report of Independent Accountants                               34

          The unaudited selected quarterly financial data included under the caption "Quarterly Results" on page 34 of the Company's 2000 Annual Report is incorporated herein by reference.

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

               C. Employee Stock Purchase Plan, as amended (filed herewith electronically).

               D. Form of Change in Control Agreement entered into between the Company and M. Karen Gilles (incorporated by reference to
                    Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

               E. Form of Change in Control Agreement entered into between the Company and each of Connie L. Magnuson dated January 12, 1998 and David A. Buche dated January 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1998 (File No. 0-13907)).

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

               H. Change in Control Agreement dated March 1, 2000 between the Company and Fariborz Boor Boor (incorporated by reference to
                    Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2000 (File No. 0-13907)).

               I. Amendment to form of change in control agreement between the Company and M. Karen Gilles, Connie L. Magnuson, David A. Buche, B. Nicholas Oray and Fariborz Boor Boor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000 (File No. 0-13907)).

(b)  Reports on Form 8-K:

       No reports on Form 8-K were filed during the fiscal quarter ended October 31, 2000.

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

           REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
                                   SCHEDULE


To the Shareholders and Board of Directors of Bio-Vascular, Inc.

Our audits of the consolidated financial statements referred to in our report dated December 1, 2000 appearing in the 2000 Annual Report to Shareholders of Bio-Vascular, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
December 1, 2000

                                  SCHEDULE II

--------------------------------------------------------------------------------

BIO-VASCULAR, INC.
VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                            Balance at         Charged to                            Balance
                                            beginning          cost and                              at end of
Description                                 of period          expenses           Deductions         period
Allowance for doubtful accounts:

Year ended October 31, 2000...............  $  98,000          $ 48,000           $ 31,000           $115,000

Year ended October 31, 1999...............    128,000            14,000             44,000             98,000

Year ended October 31, 1998...............     21,000           113,000              6,000            128,000

----------------------------------------------------------------------------------------------------------------
                                            Balance at         Charged to                            Balance
                                            beginning          cost and                              at end of
Description                                 of period          expenses           Deductions         period
----------------------------------------------------------------------------------------------------------------
Reserve for obsolete inventories:

Year ended October 31, 2000...............  $ 578,000          $ 23,000           $304,000           $297,000

Year ended October 31, 1999...............    479,000           118,000             19,000            578,000

Year ended October 31, 1998...............    373,000           194,000             88,000            479,000

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BIO-VASCULAR, INC.


                           By /s/ M. Karen Gilles
                           -----------------------------------------------------
                              M. Karen Gilles, President and Chief Executive
                               Officer (Principal Executive Officer)

                                 Dated: January 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 29, 2001 by the following persons on behalf of the registrant and in the capacities indicated.


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


/s/ Richard W. Perkins
--------------------------------------------------------------------------------
Richard W. Perkins, Director


/s/ Anton R. Potami
--------------------------------------------------------------------------------
Anton R. Potami, Director


/s/ William G. Kobi
--------------------------------------------------------------------------------
William G. Kobi, Director


/s/ Edward E. Strickland
--------------------------------------------------------------------------------
Edward E. Strickland, Director

BIO-VASCULAR, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2000
--------------------------------------------------------------------------------

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

BIO-VASCULAR, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2000
--------------------------------------------------------------------------------

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

 10.16 Employee Stock Purchase Plan, as amended (filed herewith electronically)).

 10.17 Form of Change in Control Agreement entered into between the Company and M. Karen Gilles (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

 10.18 Form of Change in Control Agreement entered into between the Company and each of Connie L. Magnuson dated January 12, 1998 and David A. Buche dated January 29, 1998 (incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1998 (File No. 0-13907)).

BIO-VASCULAR, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2000
--------------------------------------------------------------------------------

 10.19 Employment Agreement dated July 31, 1998 among the Company, Jer-Neen Manufacturing Co., Inc. and Mr. James F. Pfau (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 1998 (File No. 0-13907)).

 10.20 Change in Control Agreement dated February 1, 1999 between the Company and Dr. B. Nicholas Oray (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No. 0-13907)).

 10.21 Change in Control Agreement dated March 1, 2000 between the Company and Fariborz Boor Boor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2000 (File No. 0-13907)).

 10.22  Amendment to form of change in control agreement between the Company and
        M. Karen Gilles, Connie L. Magnuson, David A. Buche, B. Nicholas Oray and Fariborz Boor Boor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000 (File No. 0-13907)).

 10.23 Lease Agreement effective August 1, 1995 between the Company and CMS Investors, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

 10.24 Purchase and Sale Agreement dated December 1, 1995 among the Company, Bioplasty, Inc. and Uroplasty, Inc. (incorporated by reference to
        Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

 10.25 License Agreement dated December 1, 1995 between the Company and Uroplasty, Inc. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

 10.26 Assignment of U.S. Patent dated December 1, 1995 among the Company, Bioplasty, Inc. and Uroplasty, Inc. (incorporated by reference to
        Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

 10.27 Lease Agreement effective August 27, 1997 between Jer-Neen Manufacturing Co., Inc. and F&G Incorporated (incorporated by reference to Exhibit
        10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No. 0-13907)).

 13.1 Portions of the Company's 2000 Annual Report to Shareholders incorporated herein by reference (filed herewith electronically).

 21.1   List of Subsidiaries of the Company (filed herewith electronically).

 23.1   Consent of PricewaterhouseCoopers LLP (filed herewith electronically).

 27.1 Financial Data Schedule for the year ended October 31, 2000 (filed herewith electronically).