Form 10-Q
period 2001-01-31
BIO VASCULAR INC
filed 2001-03-13
CIK 780127

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For quarterly period ended January 31, 2001

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the transition period from ___ to ____

                        Commission File Number 0-13907

           ---------------------------------------------------------

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

           ---------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---

On March 1, 2001, there were 8,984,789 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JANUARY 31, 2001 AND OCTOBER 31, 2000
--------------------------------------------------------------------------------

(in thousands, except share and per share data)

                                                                  January 31,    October 31,
                                                                     2001           2000
                                                                  -----------    -----------
ASSETS                                                            (Unaudited)
Current assets:
Cash and cash equivalents......................................   $     5,690    $     5,480
Accounts receivable, net.......................................         3,951          3,561
Inventories, net...............................................         3,964          3,926
Deferred income taxes..........................................           208            216
Other..........................................................           348            549
                                                                  -----------    -----------
    Total current assets.......................................        14,161         13,732

Equipment and leasehold improvements, net......................         4,674          4,630
Goodwill and other intangible assets, net......................         5,818          6,024
Deferred income taxes..........................................           347            417
                                                                  -----------    -----------
    Total assets...............................................   $    25,000    $    24,803
                                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable...............................................   $       966    $       741
Accrued expenses...............................................         1,410          1,754
Current maturities of long-term obligations....................           239            294
                                                                  -----------    -----------
    Total current liabilities..................................         2,615          2,789

Capital lease obligations......................................             4             15
Other liabilities..............................................           336            377
                                                                  -----------    -----------
    Total liabilities..........................................         2,955          3,181
                                                                  -----------    -----------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at January 31, 2001 and
    October 31, 2000...........................................             -              -
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 8,983,289 at January 31, 2001 and
    8,975,061 at October 31, 2000..............................            90             90
Additional paid-in capital.....................................        27,637         27,596
Unearned compensation..........................................          (238)          (287)
Accumulated deficit............................................        (5,444)        (5,777)
                                                                  -----------    -----------
    Total shareholders' equity.................................        22,045         21,622
                                                                  -----------    -----------
    Total liabilities and shareholders' equity.................   $    25,000    $    24,803
                                                                  ===========    ===========

     The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(in thousands, except per share data)                                Three Months Ended
                                                                        January 31,
                                                                   2001              2000
                                                                 --------          --------
                                                                        (Unaudited)
Net revenue...................................................   $  6,261          $  4,382
Cost of revenue...............................................      3,116             2,024
                                                                 --------          --------

Gross margin..................................................      3,145             2,358

Operating expenses:
Selling, general and administrative...........................      2,259             2,039
Research and development......................................        386               606
                                                                 --------          --------

Operating income (loss).......................................        500              (287)

Other income, net.............................................         48                30
                                                                 --------          --------

Income (loss) before provision for (benefit from) income taxes        548              (257)

Provision for (benefit from) income taxes.....................        215              (128)

Net income (loss).............................................   $    333          $   (129)
                                                                 ========          ========

Basic and diluted earnings per share:
Net income (loss).............................................   $   0.04          $  (0.01)
                                                                 ========          ========

     The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(in thousands)                                                       Three Months Ended
                                                                        January 31,
                                                                   2001              2000
                                                                 --------          --------
                                                                        (Unaudited)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..........   $    503          $   (241)
                                                                 --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements..............       (305)             (281)
Proceeds from disposal of equipment...........................          -                11
Investments in patents and trademarks.........................         (9)              (21)
Proceeds from (issuance of) note receivable...................         95              (106)
                                                                 --------          --------
Net cash used in investing activities.........................       (219)             (397)
                                                                 --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to stock-based compensation plans............         32                 -
Repayment of capital lease obligations........................        (70)              (66)
Repayments of other long-term obligations.....................        (36)              (32)
                                                                 --------          --------

Net cash used in financing activities.........................        (74)              (98)
                                                                 --------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS.......................        210              (736)
                                                                 --------          --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD....................................................      5,480             5,596
                                                                 --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD....................   $  5,690          $  4,860
                                                                 ========          ========

     The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements of Bio-Vascular, Inc. ("Bio-Vascular" or "the Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Form 10-K for the year ended October 31, 2000.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three months ended January 31, 2001 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2001.

(2)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:
                                                        January 31,  October 31,
                                                           2001         2000
                                                           ----         ----
                                                        (Unaudited)
Inventories, net:
Raw materials and supplies ........................... $ 1,398,000  $ 1,222,000
Work in process ......................................   1,337,000    1,612,000
Finished goods .......................................   1,530,000    1,389,000
Less reserve for inventory obsolescence...............    (301,000)    (297,000)
                                                       -----------  -----------
                                                       $ 3,964,000  $ 3,926,000
                                                       ===========  ===========

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- CONTINUED
-------------------------------------------------------------------------------

(3)  EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                        Three Months Ended
                                                            January 31,
                                                       2001            2000
                                                       ----            ----
                                                           (Unaudited)
Denominator for basic earnings per share --
weighted-average common shares ...............      8,902,931        8,794,261

Effect of dilutive securities:
Shares associated with deferred
compensation .................................         74,264               --

Shares associated with option plans...........        129,859               --
                                                    ---------        ---------
Dilutive potential common shares .............        204,123               --
                                                    ---------        ---------

Denominator for diluted earnings per share --
weighted-average common shares and dilutive
potential common shares ......................      9,107,054        8,794,261
                                                    =========        =========
Options outstanding with exercise prices
greater than the average market price of the
Company's common stock .......................        613,144        1,081,053


For the three month period ended January 31, 2000, none of the options outstanding or unearned restricted stock awards were included in the computation of diluted earnings per share because the Company had incurred net losses, and the inclusion of stock options and awards would have been anti-dilutive.

                                                         As of January 31,
                                                    2001                2000
                                                    ----                ----
                                                            (Unaudited)
Options outstanding ...................           1,269,743            1,351,762
Exercise prices .......................      $1.87 - $12.21       $1.87 - $12.21
Expiration dates ......................         2001 - 2009          2000 - 2009
Non-vested stock awards ...............              74,264              182,012

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- CONTINUED
-------------------------------------------------------------------------------

(4)  SEGMENT INFORMATION:

The following table presents certain financial information by business segment for the three month periods ended January 31, 2001 and 2000:

                                                     Three Months Ended
                                                          January 31,
                                                     2001            2000
                                                     ----            ----
                                                          (Unaudited)
Net revenue:
     Branded Medical Devices ............         $ 3,597,000     $ 3,114,000
     Micro Medical Technologies .........           2,664,000       1,268,000
                                                  -----------     -----------
         Total ..........................         $ 6,261,000     $ 4,382,000
                                                  ===========     ===========
Operating income (loss):
     Branded Medical Devices ............         $   285,000     $   (65,000)
     Micro Medical Technologies .........             215,000        (222,000)
                                                  -----------     -----------
          Total .........................         $   500,000     $  (287,000)
                                                  ===========     ===========

(5)  MAJOR CUSTOMERS AND NET REVENUE BY GEOGRAPHIC AREA:

Substantially all of the Company's international net revenues are negotiated, invoiced and paid in U.S. dollars. The following tables summarize significant customer information and international net revenue by geographic area:

                                         January 31,     October 31,
                                            2001            2000
                                            ----            ----
                                         (Unaudited)
Percent of accounts receivable by
significant customers:
A.....................................       18%               24%
B.....................................       18%               16%
C.....................................       11%                9%

                                             Three Months Ended
                                                 January 31,
                                            2001            2000
                                            ----            ----
                                                (Unaudited)
Percent of net revenue by significant
customers:
A.......................................    27%              13%
B.......................................    15%              19%
C.......................................    10%              10%

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- CONTINUED
-------------------------------------------------------------------------------

                                             Three Months Ended
                                                  January 31,
                                             2001            2000
                                             ----            ----
                                                  (Unaudited)
International net revenue by geographic
area:
Europe ...............................    $434,000         $634,000
Asia and Pacific Region ..............     252,000          156,000
Canada ...............................      63,000           98,000
Other ................................      34,000           20,000
                                          --------         --------
Total ................................    $783,000         $908,000
                                          ========         ========

Percent of total net revenue .........          13%              21%


(6)  NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, was adopted by the Company during the quarter ended January 31, 2001, and did not impact its consolidated results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB No. 101, as amended by SAB No. 101B, will be effective for the Company during the quarter ended October 31, 2001. The Company has preliminarily evaluated the guidance outlined in SAB Nos. 101 and 101B, and does not believe the adoption of SAB Nos. 101 and 101B will significantly impact the Company's revenue recognition practices or consolidated financial statements.

Also, in fiscal 2000 the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which is effective for the Company in conjunction with the adoption of SAB Nos. 101 and 101B during the fourth quarter of fiscal 2001. EITF 00-10 requires companies to classify as revenue all amounts billed to customers in a sales transaction related to shipping and handling. The Company presently offsets all shipping and handling charges billed to customers with the related shipping and handling expenses. Had the Company adopted EITF 00-10 during the quarters ended January 31, 2001 and 2000, the comparative reported net revenue would increase $46,000 and $45,000, respectively, upon reclassification of shipping and handling charges billed to customers during the quarters then ended. The reclassification of shipping and handling charges billed to customers to net revenue would increase the corresponding periods cost of revenue by the same amount, and would have no effect on the net income (loss) or earning (loss) per share as reported.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Forward-Looking Statements:

Except for the historical information contained herein, the disclosures in this Form 10-Q are "forward-looking statements" made under the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission, such as the year-end Annual Report on Form 10-K for the year ended October 31, 2000.

Overview

Bio-Vascular, Inc. (the Company) is a diversified medical device company, engaged in developing, manufacturing and bringing to market products to significantly improve the quality of human life. The Company's two business units include Branded Medical Devices and Jerneen Micro Medical Technologies
(MMT), the Company's wholly-owned subsidiary. The Branded Medical Device business includes branded implantable biomaterials, surgical productivity tools, and licensed and distributed products for use in critical surgeries, including bariatric (stomach and intestines), thoracic (chest and lungs), cardiac (heart), neurosurgical (brain and spine) and vascular (arteries and veins) surgeries. Branded Medical Devices are manufactured using the Company's patented and proprietary technologies. MMT specializes in custom designed engineering and manufacturing of complex precision micro-wire forms, including guidewires, micro coils, stylets and delivery components for use in interventional cardiovascular and neurological devices.

Results of Operations

Comparison of the Three Months Ended January 31, 2001 with the Three Months Ended January 31, 2000

For the first quarter of fiscal 2001, consolidated net revenues increased 43% to $6,261,000 from $4,382,000 in the first quarter of fiscal 2000. The Company's consolidated operating income increased $787,000 from an operating loss of $287,000 incurred during the first quarter of fiscal 2000 to operating income of $500,000 in the first three months of fiscal 2001. The Company's consolidated net income for the fiscal 2001 quarter increased to $333,000, or four cents per diluted share, from a net loss in the comparable fiscal 2000 quarter of $129,000, or one cent per share.

The Branded Medical Device unit's net revenue of $3,597,000 in the first quarter of fiscal 2001 was an all-time record high for this business unit, and reflects a 16% increase over the first quarter net revenue of $3,114,000 of fiscal 2000. Branded Medical Devices experienced revenue increases in both of the Tissue-Guard(TM) and Peri-Strips(R) product groups in the first quarter of fiscal 2001 over the same quarter of fiscal 2000. Tissue-Guard's sales increased 18% during the fiscal 2001 quarter over the fiscal 2000 quarter, led by revenue increases from Vascu-Guard(R), Supple Peri-Guard(R) and Dura-Guard(R). Revenue from Peri-Strips increased 34% during the first quarter of 2001, driven by an increase in domestic Peri-Strips sales to $1,018,000 during the current year quarter from $641,000 in the comparable prior year quarter. The significant increase in Peri-Strips revenue during fiscal 2001 is believed to be due to the Company's early market penetration into gastric bypass and gastric banding, which are surgical procedures for the treatment of morbid obesity. Management believes the demonstrated efficacy and increased public awareness of these procedures will generate rapid growth in the number of these procedures

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

performed. Lastly, revenues from Biograft(R) increased 58% during the first three months of fiscal 2001 over the same fiscal 2000 period, driven by a 92% increase in international Biograft sales due to the strong foreign demand of the product.

The MMT unit's fiscal 2001 first quarter net revenue increased 110% to $2,664,000 from $1,268,000 in the comparable prior year quarter, a new first quarter net revenue record for the business unit. The increase in MMT's first quarter sales is primarily due to increased sales orders from new and existing customers in addition to MMT's expanded ability and capacity to execute and deliver product orders as a result of operational changes made during fiscal 2000.

The Company's gross margin percentage decreased to 50% during the first quarter of fiscal 2001 from 54% for the comparable 2000 quarter. This decrease is primarily attributable to business unit sales mix in the comparative quarters, as MMT's gross margin percentage is lower than Branded Medical Devices. Factors which affect the gross margin include the relative revenue of each business unit, product mix, volume and other production activities including the training of new employees, the amounts of overtime required in the period and the cost of new product production setups. The Company's consolidated gross margin may fluctuate quarter to quarter based on variations in these factors.

Consolidated selling, general and administrative (SG&A) expense during the first quarter of fiscal 2001 increased $220,000 or 11%, to $2,259,000 from $2,039,000 in the comparable fiscal 2000 quarter, but declined as a percentage of net revenue from 47% in the fiscal 2000 quarter to 36% in the fiscal 2001 quarter as a result of focused expense management leveraged over higher revenue levels.

Consolidated research and development (R&D) expense during the first quarter of fiscal 2001 was $386,000, a decrease of $220,000 or 36%, from the fiscal 2000 first quarter R&D expense of $606,000. The decrease in R&D expense reflects significant expenses incurred during the first three months of fiscal 2000 for the animal studies to evaluate the sling product for the treatment of stress urinary incontinence. The Company has also determined that it is able to accomplish its current R&D objectives with a smaller, more focused research staff supplemented by the use of external resources, when necessary. In both business units, R&D expense is expected to fluctuate from quarter to quarter based on the timing of projects. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

The Company's consolidated operating income for the first quarter of fiscal 2001 was $500,000, representing an increase of $787,000 from an operating loss of $287,000 incurred during the first quarter of fiscal 2000. This increase largely reflects MMT's $437,000 improvement in operating income in fiscal 2001 to $215,000 from the operating loss of $222,000 in the comparative fiscal 2000 quarter, which was driven by the unit's incremental revenues for the quarter. The Branded Medical Device unit's first quarter operating income increased to $285,000 in fiscal 2001 from an operating loss of $65,000 in fiscal 2000 primarily as a result of the unit's increased revenues combined with the focused SG&A and R&D expense management during the quarter.

Other income, primarily net interest income, was $48,000 in the fiscal 2001 quarter and $30,000 in the fiscal 2000 quarter. The increase in other income is attributable to higher cash and investment balances in fiscal 2001 as compared to the first quarter of fiscal 2000. The Company's income before income taxes was $548,000 in the fiscal 2001 quarter as compared to a loss of $257,000 in the fiscal 2000 quarter.

The Company recorded a provision for income taxes of $215,000 in the first quarter of fiscal 2001, at an effective tax rate of 39%, as compared to a benefit from income taxes of $128,000 at an effective tax rate of 50% in the first three months of fiscal 2000. The decrease in the effective tax rate in the first quarter of fiscal 2001 from the comparable quarter of fiscal 2000 is primarily due to the decreased impact of permanent differences on the Company's increased pre-tax income level. The effective tax rate of 39% for the first quarter represents the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

expected annual effective tax rate to be applied for fiscal 2001 based on forecasted income before income taxes for the year.

The Company's consolidated first quarter 2001 net income increased to $333,000, or four cents per diluted share, from a net loss of $129,000, or one cent per share in same quarter of fiscal 2000.

Liquidity and Capital Resources

Cash and cash equivalents were $5,690,000 at January 31, 2001 as compared to $5,480,000 at October 31, 2000, an increase of $210,000.

Operating activities provided cash of $503,000 in the first three months of fiscal 2001, as compared to using cash of $241,000 during the same period in fiscal 2000. Cash was provided by operations during the fiscal 2001 first quarter through the combination of net income and non-cash expenses, partially offset by a net increase in working capital primarily used for accounts receivable and accrued expenses.

Investing activities used $219,000 of cash during the first quarter of fiscal 2001, which included $305,000 in purchases of equipment and leasehold improvements and $9,000 of investments in patents and trademarks, offset by $95,000 received upon collection of a note receivable.

Financing activities used $74,000 of cash during the first quarter of fiscal 2001, which consisted of $106,000 in cash repayments of capital equipment lease and other long-term obligations, offset by proceeds of $32,000 received upon the exercise of stock options. The Company has long-term obligations (including current portions) of $579,000 at January 31, 2001, requiring payments through 2004.

The Company believes existing cash and investments will be sufficient to satisfy its cash requirements for the next twelve months. This forward-looking statement, as well as the Company's long-term cash requirements, will be a function of a number of variables, including research & development priorities, acquisition opportunities and the growth and profitability of the business.

New Accounting Standards

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, was adopted by the Company during the quarter ended January 31, 2001, and did not impact its consolidated results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB No. 101, as amended by SAB No. 101B, will be effective for the Company during the quarter ended October 31, 2001. The Company has preliminarily evaluated the guidance outlined in SAB Nos. 101 and 101B, and does not believe the adoption of SAB Nos. 101 and 101B will significantly impact the Company's revenue recognition practices or consolidated financial statements.

Also, in fiscal 2000 the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which is effective for the Company in conjunction with the adoption of SAB Nos. 101 and 101B during the fourth quarter of fiscal 2001. EITF 00-10 requires companies to classify as revenue all amounts billed to customers in a sales transaction related to shipping and handling. The Company presently offsets all shipping and handling charges billed to customers with the related shipping and handling expense. Had the Company adopted EITF 00-10 during the quarters ended January 31, 2001 and 2000, the comparative reported net

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

revenue would increase $46,000 and $45,000, respectively, upon reclassification of shipping and handling charges billed to customers during the quarters then ended. The reclassification of shipping and handling charges billed to customers to net revenue would increase the corresponding periods cost of revenue by the same amount, and would have no effect on the net income (loss) or earning (loss) per share as reported.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  The exhibits to this quarterly report on Form 10-Q are
         --------
         listed in the exhibit index beginning on page 15.

         Form 8-K. No reports on Form 8-K were filed by the Company during the
         --------
         quarter ended January 31, 2001.

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             BIO-VASCULAR, INC.



Dated:  March 12, 2001             /s/ Connie L. Magnuson
                                   ---------------------------------------------
                                             Connie L. Magnuson
                                             Vice President of Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

BIO-VASCULAR, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

10.1 Form of change in control agreement dated November 1, 2000 between the Company and each of the following: Mary Frick and Evan Johnston (filed herewith electronically).