Form 10-Q
period 2001-04-30
BIO VASCULAR INC
filed 2001-06-07
CIK 780127

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

--------------------------------------------------------------------------------


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   For quarterly period ended April 30, 2001
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the transition period from ___ to ____

                        Commission File Number 0-13907

                     ------------------------------------


                              BIO-VASCULAR, INC.
            (Exact name of Registrant as specified in its charter)

                       State of Incorporation: Minnesota
                I.R.S. Employer Identification No.: 41-1526554

             Principal Executive Offices:  2575 University Avenue
                          St. Paul, Minnesota  55114
                       Telephone Number: (651) 603-3700

                     ------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                       ---

On June 1, 2001, there were 9,024,527 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF APRIL 30, 2001 AND OCTOBER 31, 2000
--------------------------------------------------------------------------------

(in thousands, except share and per share data)
                                                                                     April 30,            October 31,
                                                                                       2001                  2000
                                                                                   ------------          ------------
ASSETS                                                                              (Unaudited)
Current assets:
Cash and cash equivalents.................................................         $     6,000           $     5,480
Accounts receivable, net..................................................               4,368                 3,561
Inventories, net..........................................................               4,457                 3,926
Deferred income taxes.....................................................                 201                   216
Other.....................................................................                 255                   549
                                                                                   -----------           -----------
  Total current assets....................................................              15,281                13,732

Equipment and leasehold improvements, net.................................               4,979                 4,630
Goodwill and other intangible assets, net.................................               5,679                 6,024
Deferred income taxes.....................................................                 277                   417
                                                                                   -----------           -----------
  Total assets............................................................         $    26,216           $    24,803
                                                                                   ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable..........................................................         $     1,323           $       741
Accrued expenses..........................................................               1,723                 1,754
Current maturities of long-term obligations...............................                 227                   294
                                                                                   -----------           -----------
  Total current liabilities...............................................               3,273                 2,789

Capital lease obligations.................................................                   -                    15
Other liabilities.........................................................                 296                   377
                                                                                   -----------           -----------
  Total liabilities.......................................................               3,569                 3,181

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
  none issued or outstanding at April 30, 2001 and
  October 31, 2000........................................................                   -                     -
Common stock: authorized 20,000,000 shares of $.01 par value;
  issued and outstanding, 9,010,982 at April 30, 2001 and
  8,975,061 at October 31, 2000...........................................                  90                    90
Additional paid-in capital................................................              27,751                27,596
Unearned compensation.....................................................                (197)                 (287)
Accumulated deficit.......................................................              (4,997)               (5,777)
                                                                                   -----------           -----------
  Total shareholders' equity..............................................              22,647                21,622
                                                                                   -----------           -----------
  Total liabilities and shareholders' equity..............................         $    26,216           $    24,803
                                                                                   ===========           ===========


     The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

(in thousands, except per share data)               Three Months Ended                      Six Months Ended
                                                         April 30,                              April 30,
                                                   2001             2000                2001               2000
                                                 ---------       ---------           ----------         ---------
                                                       (Unaudited)                            (Unaudited)
Net revenue..................................     $  7,110        $  5,343            $ 13,371           $  9,725
Cost of revenue..............................        3,554           2,703               6,671              4,728
                                                ----------       ---------           ---------          ---------
Gross margin.................................        3,556           2,640               6,700              4,997
Operating expenses:
Selling, general and administrative..........        2,457           2,178               4,717              4,217
Research and development.....................          410             570                 794              1,176
                                                ----------       ---------           ---------          ---------
Operating income (loss)......................          689            (108)              1,189               (396)

Other income, net............................           46              32                  94                 63
                                                ----------       ---------           ---------          ---------
Income (loss) before provision for
(benefit from) income taxes..................          735             (76)              1,283               (333)

Provision for (benefit from) income taxes....          288             (38)                503               (166)
                                                ----------       ---------           ---------          ---------

Net income (loss)............................     $    447        $    (38)           $    780           $   (167)
                                                ==========       =========           =========          =========
Basic and diluted earnings per share:
Net income (loss)............................     $   0.05        $  (0.00)           $   0.09           $  (0.02)
                                                ==========       =========           =========          =========

     The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

(in thousands)                                                            Six Months Ended
                                                                             April 30,
                                                                        2001             2000
                                                                        ----             ----
                                                                             (Unaudited)

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES.......................................................     $   1,151       $    (400)
                                                                      ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements...........................          (671)           (456)
Investments in patents and trademarks............................           (26)            (32)
Other............................................................            95            (106)
                                                                      ---------      ----------
Net cash used in investing activities............................          (602)           (594)
                                                                      ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans...........           134              83
Repayment of capital lease obligations...........................           (89)           (120)
Repayments of other long-term obligations........................           (74)            (84)
                                                                      ---------      ----------

Net cash used in financing activities............................           (29)           (121)
                                                                      ---------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............           520          (1,115)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................         5,480           5,596
                                                                      ---------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................      $  6,000       $   4,481
                                                                      =========      ==========

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

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the six months ended April 30, 2001 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2001.



(2)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                                           April 30,          October 31,
                                                                             2001                2000
                                                                          ----------          ----------
                                                                          (Unaudited)
Inventories, net:
Raw materials and supplies.........................................       $1,368,000          $1,002,000
Work in process....................................................        1,720,000           1,589,000
Finished goods.....................................................        1,369,000           1,335,000
                                                                          ----------          ----------
                                                                          $4,457,000          $3,926,000
                                                                          ==========          ==========



Consolidated condensed statement of cash flows:

At April 30, 2001 and 2000, the Company recorded $216,000 and $33,000, respectively, in accounts payable for equipment purchases made during the six months then ended.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------


(3)  EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:


                                                        Three Months Ended                    Six Months Ended
                                                             April 30,                            April 30,
                                                         2001             2000             2001             2000
                                                         ----             ----             ----             ----
                                                             (Unaudited)                          (Unaudited)
Denominator for basic earnings per share -
weighted-average common shares..................       8,914,237        8,810,063        8,908,490        8,808,094


Effect of dilutive securities:
Shares associated with deferred
compensation....................................          74,264                -           74,264                -

Shares associated with option plans.............         226,702                -          175,615                -
                                                      ----------       ----------       ----------     ------------
Dilutive potential common shares................         300,966                -          249,879                -
                                                      ----------       ----------       ----------     ------------

Denominator for diluted earnings per share -
weighted-average common shares and dilutive
potential common shares.........................       9,215,203        8,810,063        9,158,369        8,808,094
                                                      ==========       ==========       ==========     ============

Options outstanding with exercise prices
greater than the average market price of the
Company's common stock..........................         156,074          702,945          449,054        1,054,701
                                                      ==========       ==========       ==========     ============

                                                                                          As of April 30,
                                                                                       2001              2000
                                                                                       ----              ----
                                                                                            (Unaudited)
Options outstanding.......................................................             1,305,660        1,293,627
Exercise prices...........................................................        $2.09 - $12.21   $1.87 - $12.21
Expiration dates..........................................................           2001 - 2009      2000 - 2008
Non-vested stock awards...................................................                74,264          174,229

For the three and six month periods ended April 30, 2000, none of the options outstanding or unearned restricted stock awards were included in the computation of diluted earnings per share for those periods because the Company had incurred net losses, and the inclusion of stock options and awards would have been anti-dilutive.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------


(4)  SEGMENT INFORMATION:

The following table presents certain financial information by business segment for the three and six month periods ended April 30, 2001 and 2000:

                                                         Three Months Ended                     Six Months Ended
                                                              April 30,                            April 30,
                                                          2001              2000                2001              2000
                                                          ----              ----                ----              ----
                                                               (Unaudited)                           (Unaudited)
Net revenue
     Branded medical devices                           $3,765,000        $3,301,000         $ 7,362,000        $6,414,000
     Micro medical technologies                         3,345,000         2,042,000           6,009,000         3,311,000
                                                       ----------        ----------         -----------        ----------
         Total                                         $7,110,000        $5,343,000         $13,371,000        $9,725,000
                                                       ==========        ==========         ===========        ==========

Operating income (loss)
     Branded medical devices                           $  312,000        $  162,000         $   597,000        $   97,000
     Micro medical technologies                           377,000          (270,000)            592,000          (493,000)
                                                       ----------        ----------         -----------        ----------
         Total                                         $  689,000        $ (108,000)        $ 1,189,000        $ (396,000)
                                                       ==========        ==========         ===========        ==========



(5)  SHAREHOLDERS' EQUITY:

During the six months ended April 30, 2001, stock options for the purchase of 21,422 shares of the Company's common stock were exercised at prices between $1.87 and $5.13 per share. Also, 15,572 shares of common stock were purchased by employees at a price of $3.91 under the Company's employee stock purchase plan and 1,073 shares of common stock were forfeited by an employee upon termination of employment during the first six months of fiscal 2001.


(6)  NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, was adopted by the Company during fiscal 2001, and did not impact its consolidated results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB No. 101, as amended by SAB No. 101B, will be effective for the Company during the quarter ending October 31, 2001. The Company has preliminarily evaluated the guidance outlined in SAB Nos. 101 and 101B, and does not believe the adoption of SAB Nos. 101 and 101B will significantly impact the Company's revenue recognition practices or consolidated financial statements.

Also, in fiscal 2000 the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which is effective for the Company in conjunction with the adoption of SAB Nos. 101 and 101B during the fourth quarter of fiscal 2001. EITF 00-10 requires companies to classify as revenue all amounts billed to customers in a sales transaction related to shipping and handling. The Company presently offsets all shipping and handling charges billed to customers with the related shipping and handling expenses. Had the Company adopted EITF 00-10 during the quarters ended April 30, 2001 and 2000, the comparative reported net

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------


revenue would increase $46,000 and $49,000, respectively, upon reclassification of shipping and handling charges billed to customers during the quarters then ended. For the six months ended April 30, 2001 and 2000, the comparative reported net revenue would increase $92,000 and $94,000, respectively. The reclassification of shipping and handling charges billed to customers to net revenue would increase the corresponding periods cost of revenue by the same amount, and would have no effect on the net income (loss) or earning (loss) per share as reported.

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


Overview

Bio-Vascular, Inc. (the Company) is a diversified medical device company, engaged in developing, manufacturing and bringing to market products to significantly improve the quality of human life. The Company's two business units include branded medical devices and Micro Medical Technologies (MMT), the Company's wholly-owned subsidiary. The branded medical device business includes branded implantable biomaterials, surgical productivity tools, and licensed and distributed products for use in critical surgeries, including bariatric (stomach and intestines), thoracic (chest and lungs), cardiac (heart), neurosurgical (brain and spine) and vascular (arteries and veins) surgeries. Branded medical devices are manufactured using the Company's patented and proprietary technologies. MMT specializes in custom designed engineering and manufacturing of complex precision micro-wire forms, including guidewires, micro coils, stylets and delivery components for use in interventional cardiovascular and neurological medical devices.

Results of Operations

Comparison of the Three Months Ended April 30, 2001 with the Three Months Ended April 30, 2000

For the second quarter of fiscal 2001, consolidated net revenue increased 33% to a new all-time record high of $7,110,000 from $5,343,000 in the second quarter of fiscal 2000. The Company's consolidated operating income for the second quarter of fiscal 2001 increased $797,000 to $689,000 from an operating loss of $108,000 incurred during the same quarter of fiscal 2000. The Company's consolidated net income for the fiscal 2001 second quarter increased to $447,000, or five cents per diluted share, from a net loss in the comparable fiscal 2000 quarter of $38,000, or zero cents per share.

MMT's net revenue of $3,345,000 in the second quarter of fiscal 2001 was an all-time record high for this segment, and reflects a 64% increase over net revenue of $2,042,000 in the comparable quarter of fiscal 2000. The increase in MMT's second quarter sales is primarily due to increased sales orders from new and existing customers in addition to MMT's expanded ability and capacity to execute and deliver product orders as a result of operational changes made during fiscal 2000.

Branded medical device's fiscal 2001 second quarter net revenue increased $464,000 or 14%, to $3,765,000 from $3,301,000 in the same quarter of fiscal 2000. The fiscal 2001 quarter represents the second consecutive quarter the segment reported new record revenue highs. During the second quarter of fiscal 2001, branded medical devices experienced revenue increases in the Peri-Strips(R), Tissue-Guard(TM) and surgical tools product groups over the comparable quarter of fiscal 2000. Revenue from Peri-Strips increased 39% during the second quarter of fiscal

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


2001, driven by a 56% increase in domestic Peri-Strips sales during the current year quarter. The significant increase in Peri-Strips revenue during fiscal 2001 is believed to be due to the Company's early market penetration into gastric bypass, a surgical procedure for the treatment of morbid obesity. Management believes the demonstrated efficacy and increased public awareness of this procedure will generate rapid growth in the number of these procedures performed. The increase in Tissue-Guard's sales during the fiscal 2001 second quarter over the prior year was driven by revenue increases from Vascu-Guard(R) and Dura-Guard(R). Lastly, revenue from surgical tools increased $99,000 to $866,000 from $767,000, led by an increase in sales of the Flo-Thru Intraluminal Shunt(TM).

The consolidated gross margin percentage improved one percentage point to 50% during the second quarter of fiscal 2001 from the same quarter of fiscal 2000, which is primarily attributable to business unit sales mix in the comparative quarters. Factors which affect the gross margin include the relative revenue of each business unit, product mix, volume and other production activities including the training of new employees, the amount of overtime required in the period and the cost of new product production setups. The Company's consolidated gross margin may fluctuate quarter to quarter based on variations in these factors.

Consolidated selling, general and administrative (SG&A) expense during the second quarter of fiscal 2001 increased $279,000 or 13%, to $2,457,000 from $2,178,000 in the comparable fiscal 2000 quarter, but declined as a percentage of net revenue from 41% in the fiscal 2000 quarter to 35% in the fiscal 2001 quarter as a result of higher revenue levels combined with a comparatively smaller increase in SG&A spending.

Consolidated research and development (R&D) expense during the second quarter of fiscal 2001 decreased 28% to $410,000 from $570,000 in the same quarter last year. The decrease in R&D expense reflects a smaller, more focused research staff at branded medical devices partially offset by more engineers at MMT, combined with the variability in timing of animal studies to evaluate the sling product for the treatment of stress urinary incontinence. In both business units, R&D expense is expected to fluctuate from quarter to quarter based on the timing of projects. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

The Company's consolidated operating income for the second quarter of fiscal 2001 was $689,000, representing an increase of $797,000 from an operating loss of $108,000 incurred during the same quarter of fiscal 2000. This increase largely reflects MMT's $647,000 improvement in operating income in the second quarter of fiscal 2001 to $377,000 from the operating loss of $270,000 in the comparative fiscal 2000 quarter, which was driven by the unit's incremental revenues for the quarter. The branded medical device unit's second quarter operating income increased to $312,000 in fiscal 2001 from $162,000 in fiscal 2000 primarily as a result of the unit's increased revenues combined with the focused R&D expense management during the quarter.

Other income, primarily net interest income, was $46,000 in the second fiscal 2001 quarter and $32,000 in the same fiscal 2000 quarter. The increase in other income is attributable to higher cash and investment balances in fiscal 2001 as compared to the second quarter of fiscal 2000. The Company's income before income taxes was $735,000 in the fiscal 2001 quarter as compared to a loss of $76,000 in the second quarter of fiscal 2000.

The Company recorded a provision for income taxes of $288,000 in the second quarter of fiscal 2001, at an effective tax rate of 39%, as compared to a benefit from income taxes of $38,000 at an effective tax rate of 50% in the second quarter of fiscal 2000. The decrease in the effective tax rate in the second quarter of fiscal 2001 from the comparable quarter of fiscal 2000 is primarily due to the decreased impact of permanent differences on the Company's increased pre-tax income level. The effective tax rate of 39% for the second quarter represents the expected annual effective tax rate to be applied for fiscal 2001 based on forecasted income before income taxes for the year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


The Company's consolidated second quarter fiscal 2001 net income increased to $447,000, or five cents per diluted share, from a net loss of $38,000, or zero cents per share, in the second quarter of fiscal 2000.

Comparison of the Six Months Ended April 30, 2001 with the Six Months Ended April 30, 2000

Consolidated net revenue increased 37% during the first six months of fiscal 2001 to $13,371,000 from $9,725,000 in the first half of fiscal 2000. The Company's consolidated operating income increased $1,585,000 from an operating loss of $396,000 incurred during the first two quarters of fiscal 2000 to operating income of $1,189,000 in the first half of fiscal 2001. The Company's consolidated net income for the six months ended April 30, 2001 increased to $780,000, or nine cents per diluted share, from a net loss in the comparable fiscal 2000 period of $167,000, or two cents per share.

Branded medical device's net revenue for the first half of fiscal 2001 increased $948,000 or 15%, to $7,362,000 from $6,414,000 in the same period of fiscal
2000. Branded medical devices experienced revenue increases across all product groups during the first half of fiscal 2001 over the comparable period of fiscal 2000. On a year to date basis, revenue from Peri-Strips increased 35% driven by a 58% increase in domestic Peri-Strips sales during the current year. The significant increase in Peri-Strips revenue during fiscal 2001 is believed to be due to the Company's early market penetration into gastric bypass, a surgical procedure for the treatment of morbid obesity. Management believes the demonstrated efficacy and increased public awareness of this procedure will generate rapid growth in the number of these procedures performed. Sales of surgical tools increased $73,000 to $1,590,000 during the first two quarters of fiscal 2001 quarter over the fiscal 2000 first half, led by revenue increases from the Flo-Thru Intraluminal Shunt. Lastly, revenues from Biograft(R) increased 22% during the first six months of fiscal 2001 over the same fiscal 2000 period, driven by an increase in international Biograft sales due to the strong foreign demand of the product.

MMT's fiscal 2001 first half net revenue increased 81% to $6,009,000 from $3,311,000 in the comparable prior year period. The increase in MMT's sales during the first six months of fiscal 2001 is primarily due to increased sales orders from new and existing customers in addition to MMT's expanded ability and capacity to execute and deliver product orders as a result of operational changes made during fiscal 2000.

The Company's gross margin percentage decreased one percentage point to 50% during the first half of fiscal 2001 from the first six months of the prior year. This decrease is primarily attributable to business unit sales mix in the comparative periods, as MMT's gross margin percentage is lower than branded medical devices. Factors which affect the gross margin include the relative revenue of each business unit, product mix, volume and other production activities including the training of new employees, the amount of overtime required in the period and the cost of new product production setups. The Company's consolidated gross margin may fluctuate period to period based on variations in these factors.

Consolidated SG&A expense during the first six months of fiscal 2001 increased $500,000 or 12%, to $4,717,000 from $4,217,000 in the comparable fiscal 2000 period, but declined as a percentage of net revenue from 43% in fiscal 2000 to 35% in fiscal 2001 as a result of higher revenue levels combined with a comparatively smaller increase in SG&A spending during the period.

Consolidated R&D expense during the first half of fiscal 2001 was $794,000, a decrease of $382,000 or 32%, from the comparable fiscal 2000 expense of $1,176,000. The decrease in consolidated R&D expense largely reflects a reduction in branded medical device's R&D expense as a result of significant expenses incurred during the first half of fiscal 2000 for the animal studies related to the sling product, combined with the current year transition to a smaller, more focused research staff. Offsetting this decrease, MMT's R&D expense increased 24% to $354,000 during the first half of fiscal 2001 due mainly to the hiring of additional engineers. In both business units, R&D expense is expected to fluctuate from period to period based on the timing of projects. This forward-looking

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

The Company's consolidated operating income for the first six months of fiscal 2001 was $1,189,000, representing an increase of $1,585,000 from an operating loss of $396,000 incurred during the comparable period of fiscal 2000. This increase largely reflects MMT's $1,085,000 improvement in operating income in fiscal 2001 to $592,000 from the operating loss of $493,000 in the comparative fiscal 2000 period, which was driven by the unit's incremental revenues and production efficiencies achieved during the period. The branded medical device unit's first half operating income increased to $597,000 in fiscal 2001 from $97,000 in fiscal 2000 primarily as a result of the unit's increased revenues combined with the focused R&D expense management during the current year.

Other income, primarily net interest income, was $94,000 in the first six months of fiscal 2001 and $63,000 in the comparative period of fiscal 2000. The increase in other income is attributable to higher cash and investment balances in fiscal 2001 as compared to fiscal 2000. The Company's income before income taxes was $1,283,000 in the first half of fiscal 2001 as compared to a loss of $333,000 in the fiscal 2000 period.

The Company recorded a provision for income taxes of $503,000 in the first two quarters of fiscal 2001, at an effective tax rate of 39%, as compared to a benefit from income taxes of $166,000, at an effective tax rate of 50% in the first half of fiscal 2000. The decrease in the effective tax rate in fiscal 2001 from the comparable period of fiscal 2000 is primarily due to the decreased impact of permanent differences on the Company's increased pre-tax income level. The effective tax rate of 39% for the first six months represents the expected annual effective tax rate to be applied for fiscal 2001 based on forecasted income before income taxes for the year.

The Company's consolidated first half fiscal 2001 net income increased to $780,000, or nine cents per diluted share, from a net loss of $167,000, or two cents per share, in same period of fiscal 2000.

Liquidity and Capital Resources

Cash and cash equivalents were $6,000,000 at April 30, 2001 as compared to $5,480,000 at October 31, 2000, an increase of $520,000.

Operating activities provided cash of $1,151,000 in the first six months of fiscal 2001, as compared to using cash of $400,000 during the first half of fiscal 2000. Cash was provided by operations during fiscal 2001 through the combination of net income and non-cash expenses, partially offset by a net increase in working capital primarily used for accounts receivable and inventories.

Investing activities used $602,000 of cash during the first six months of fiscal 2001, which included $671,000 in purchases of equipment and leasehold improvements and $26,000 of investments in patents and trademarks, offset by $95,000 received upon collection of a note receivable.

Financing activities used $29,000 of cash during the first half of fiscal 2001, which consisted of $163,000 in cash repayments of capital equipment lease and other long-term obligations, offset by proceeds of $134,000 received upon the exercise of stock options. The Company has long-term obligations (including current portions) of $523,000 at April 30, 2001, requiring payments through 2004.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


New Accounting Standards

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, was adopted by the Company during fiscal 2001, and did not impact its consolidated results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB No. 101, as amended by SAB No. 101B, will be effective for the Company during the quarter ending October 31, 2001. The Company has preliminarily evaluated the guidance outlined in SAB Nos. 101 and 101B, and does not believe the adoption of SAB Nos. 101 and 101B will significantly impact the Company's revenue recognition practices or consolidated financial statements.

Also, in fiscal 2000 the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which is effective for the Company in conjunction with the adoption of SAB Nos. 101 and 101B during the fourth quarter of fiscal 2001. EITF 00-10 requires companies to classify as revenue all amounts billed to customers in a sales transaction related to shipping and handling. The Company presently offsets all shipping and handling charges billed to customers with the related shipping and handling expense. Had the Company adopted EITF 00-10 during the quarters ended April 30, 2001 and 2000, the comparative reported net revenue would increase $46,000 and $49,000, respectively, upon reclassification of shipping and handling charges billed to customers during the quarters then ended. For the six months ended fiscal 2001 and 2000, the comparative reported net revenue would increase $92,000 and $94,000, respectively. The reclassification of shipping and handling charges billed to customers to net revenue would increase the corresponding periods cost of revenue by the same amount, and would have no effect on the net income (loss) or earning (loss) per share as reported.

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

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

The Company is currently involved in litigation which is ordinary, routine litigation incidental to its business. Management believes losses, if any, that might eventually be sustained from such litigation would not be material to the Company's consolidated financial position, results of operations or cash flows for any period. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that the Company's risk management practices, including its insurance coverage, are reasonably adequate to protect against potential material product liability losses.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a report of the voting results of the Company's annual shareholders meeting held on February 28, 2001.

The proposal to elect six directors, as described in the Company's proxy statement for its annual meeting of shareholders to be held February 28, 2001, was approved. M. Karen Gilles, William G. Kobi, Richard W. Perkins, Anton R. Potami, Timothy M. Scanlan and Edward E. Strickland were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. There were no broker non-votes. The tabulation was as follows:


             Director                   Votes For        Votes Against
             --------                   ---------        -------------

         M. Karen Gilles                7,624,474           611,160
         William G. Kobi                7,624,474           611,160
         Richard W. Perkins             7,576,304           659,330
         Anton R. Potami                7,624,474           611,160
         Timothy M. Scanlan             7,624,474           611,160
         Edward E. Strickland           7,576,474           659,160

The proposal to amend the Company's 1995 Stock Incentive Plan to increase the number of shares reserved for issuance under this plan by 425,000 shares, as described in the Company's proxy statement for its annual meeting of shareholders to be held February 28, 2001, was approved. There were 7,161,291 votes cast in favor and 1,006,275 votes cast against the proposal, with 68,068 shares abstaining.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  None.
     --------

     Form 8-K. The following reports on Form 8-K were filed by the Company since
     --------
     February 1, 2001 through the date of this Form 10-Q.

     . April 26, 2001 report concerning a change in the Company's certified public accountant.
     . May 11, 2001 report naming the Company's new certified public accountant.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         BIO-VASCULAR, INC.



Dated:  June 7, 2001                     /s/ Connie L. Magnuson
                                         ---------------------------------------
                                         Connie L. Magnuson
                                         Vice President of Finance and Chief
                                         Financial Officer
                                         (Principal Financial Officer)