Form 10-Q
period 2001-07-31
BIO VASCULAR INC
filed 2001-09-13
CIK 780127

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For quarterly period ended July 31, 2001
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ___ to ____

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

On September 4, 2001, there were 9,219,490 shares of the Registrant's common stock, par value $.01 per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JULY 31, 2001 AND OCTOBER 31, 2000
--------------------------------------------------------------------------------

(in thousands, except share and per share data)

                                                                  July 31,   October 31,
                                                                    2001        2000
                                                                  --------    --------
ASSETS                                                           (Unaudited)
Current assets:
Cash and cash equivalents .....................................   $  5,293    $  5,480
Accounts receivable, net ......................................      3,941       3,561
Inventories ...................................................      4,816       3,926
Deferred income taxes .........................................        201         216
Other .........................................................        364         549
                                                                  --------    --------
    Total current assets ......................................     14,615      13,732

Equipment and leasehold improvements, net .....................      5,096       4,630
Goodwill and other intangible assets, net .....................      7,317       6,024
Deferred income taxes .........................................        277         417
                                                                  --------    --------
    Total assets ..............................................   $ 27,305    $ 24,803
                                                                  ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable ..............................................   $    792    $    741
Accrued expenses ..............................................      1,553       1,754
Current maturities of long-term obligations ...................        193         294
                                                                  --------    --------
    Total current liabilities .................................      2,538       2,789

Capital lease obligations .....................................         --          15
Other liabilities .............................................        253         377
                                                                  --------    --------
    Total liabilities .........................................      2,791       3,181

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at July 31, 2001 and
    October 31, 2000 ..........................................         --          --
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 9,218,990 at July 31, 2001 and
    8,975,061 at October 31, 2000 .............................         92          90
Additional paid-in capital ....................................     29,071      27,596
Unearned compensation .........................................       (155)       (287)
Accumulated deficit ...........................................     (4,494)     (5,777)
                                                                  --------    --------
    Total shareholders' equity ................................     24,514      21,622
                                                                  --------    --------
    Total liabilities and shareholders' equity ................   $ 27,305    $ 24,803
                                                                  ========    ========

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED JULY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(in thousands, except per share data)

                                               Three Months Ended   Nine Months Ended
                                                     July 31,            July 31,
                                                  2001      2000      2001      2000
                                                -------   -------   -------   -------
                                                   (Unaudited)         (Unaudited)
Net revenue .................................   $ 7,087   $ 6,354   $20,458   $16,079
Cost of revenue .............................     3,523     3,148    10,194     7,878
                                                -------   -------   -------   -------
Gross margin ................................     3,564     3,206    10,264     8,201

Operating expenses:
Selling, general and administrative .........     2,423     2,058     7,140     6,276
Research and development ....................       384       456     1,178     1,629
                                                -------   -------   -------   -------

Operating income ............................       757       692     1,946       296

Other income, net ...........................        37        39       131       102
                                                -------   -------   -------   -------

Income before provision for income taxes ....       794       731     2,077       398

Provision for income taxes ..................       291       329       794       163
                                                -------   -------   -------   -------

Net income ..................................   $   503   $   402   $ 1,283   $   235
                                                =======   =======   =======   =======

Basic earnings per share ....................   $  0.06   $  0.05   $  0.14   $  0.03
                                                =======   =======   =======   =======

Diluted earnings per share ..................   $  0.05   $  0.04   $  0.14   $  0.03
                                                =======   =======   =======   =======

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED JULY 31, 2001 AND 2001
--------------------------------------------------------------------------------

(in thousands)

                                                                     Nine Months Ended
                                                                         July 31,
                                                                      2001       2000
                                                                    -------    -------
                                                                        (Unaudited)
NET CASH PROVIDED BY OPERATING ACTIVITIES .......................   $ 1,665    $    42
                                                                    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements ..........................    (1,204)      (614)
Investments in patents and trademarks ...........................       (70)       (41)
Purchase of MCA, net of cash acquired ...........................      (491)        --
Other ...........................................................        95       (106)
                                                                    -------    -------
Net cash used in investing activities ...........................    (1,670)      (761)
                                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans ..........       235         83
Repayment of capital lease and other long-term obligations ......      (240)      (329)
Repayment of debt in conjunction with the acquisition of MCA ....      (177)        --
                                                                    -------    -------
Net cash used in financing activities ...........................      (182)      (246)
                                                                    -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS .......................      (187)      (965)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD ..........................................................     5,480      5,596
                                                                    -------    -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $ 5,293    $ 4,631
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

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the nine months ended July 31, 2001 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2001.

During the quarter ended July 31, 2001, the name of the Company's wholly-owned subsidiary, Jerneen Micro Medical Technologies, was changed to Synovis Interventional Solutions.


(2)  ACQUISITION OF BUSINESS:

On July 6, 2001, the Company acquired Medical Companies Alliance, Inc. (MCA), a company located in Birmingham, Alabama that markets microsurgical products, including the Microvascular Anastomotic Coupler System. This patented technology enables micro surgeons to perform anastomosis, the connection of small arteries or veins, faster, easier and without conventional sutures. The Company believes that the addition of MCA's medical device business broadens the Company's product offerings into the niche market of micro surgery, increases the Company's long-term revenue potential and achieves a balance of market opportunities consistent with the strategic objectives targeted by the Company. The Company changed MCA's name to Micro Companies Alliance, Inc. subsequent to the acquisition.

The Company issued 181,819 shares of its common stock at a price based on a fair market value of $6.60 per share and paid $500,000 in cash in exchange for all the outstanding stock of MCA. Additionally, the Company will pay an earnout to the sole selling shareholder of MCA up to a cumulative total of $1.35 million calculated based on 5% of related product revenues over a maximum period of 10 years from the date of acquisition. Also, in connnection with the acquisition, the Company paid $177,000 to the selling shareholder of MCA as repayment of advances made by the selling shareholder to MCA prior to the acquisition date.

As the acquisition occurred in early July 2001, MCA's operating results for July 2001 are included in the Consolidated Condensed Statements of Operations for the three and nine month periods ended July 31, 2001. The assets and liabilities acquired in the transaction are included in the Company's Consolidated Condensed Balance Sheet as of July 31, 2001 and the purchase transaction has been included in the Consolidated Condensed Statement of Cash Flows for the nine months ended July 31, 2001.

The Company is in process of completing the allocation of the purchase price to the assets and liabilities acquired. Accordingly, the values assigned and reflected in the Consolidated Condensed Balance Sheet as of July 31, 2001 are preliminary. The allocation of the MCA acquisition purchase price involves the identification of the components of the intangible assets and goodwill purchased of $1.7 million, and the determination of the useful lives of such components. Management expects that the allocation and finalization of such amounts will be completed by the end of the fourth quarter of fiscal 2001. Pro forma combined financial information for the three and nine months ended July 31, 2000 and 2001 have not been provided as MCA's operating results are not considered significant in relation to the Company's results for the periods then ended.

(3)  FINANCIAL STATEMENT INFORMATION:

                                                    July 31,         October 31,
                                                      2001              2000
                                                   ----------        ----------
                                                   (Unaudited)
Inventories:
Raw materials and supplies ...............         $1,295,000        $1,002,000
Work in process ..........................          2,016,000         1,589,000
Finished goods ...........................          1,505,000         1,335,000
                                                   ----------        ----------
                                                   $4,816,000        $3,926,000
                                                   ==========        ==========

Consolidated condensed statement of cash flows:

At July 31, 2001, the Company recorded $76,000 in accounts payable for equipment purchases made during the nine months then ended.


(4)  EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                 Three Months Ended      Nine Months Ended
                                                      July 31,                July 31,
                                                  2001        2000        2001        2000
                                               ---------   ---------   ---------   ---------
                                                    (Unaudited)            (Unaudited)
Denominator for basic earnings per share -
weighted-average common shares .............   9,001,401   8,827,985   8,939,801   8,871,841

Effect of dilutive securities:
Shares associated with deferred
compensation ...............................      74,264      98,930      74,264      97,146
Shares associated with option plans ........     416,477     143,879     275,102     130,668
                                               ---------   ---------   ---------   ---------
Dilutive potential common shares ...........     490,741     242,809     349,366     227,814
                                               ---------   ---------   ---------   ---------

Denominator for diluted earnings per share -
weighted-average common shares and dilutive
potential common shares ....................   9,492,142   9,070,794   9,289,167   9,099,655

Options outstanding with exercise prices
greater than the average market price of the
Company's common stock .....................     160,972     514,817     164,143     535,250


                                                         As of July 31,
                                                     2001               2000
                                                 ------------       ------------
                                                  (Unaudited)

Options outstanding ......................          1,325,096          1,380,071
Exercise prices ..........................       $2.09-$12.21       $1.87-$12.21
Expiration dates .........................          2001-2009          2000-2008
Non-vested stock awards ..................             74,264             98,930


(5)  SEGMENT INFORMATION:

The following table presents certain financial information by business segment for the three and nine month periods ended July 31, 2001 and 2000. MCA's financial results since the acquisition date have been included with branded medical devices for segment reporting purposes.

                                             Three Months Ended            Nine Months Ended
                                                 July 31,                      July 31,
                                            2001           2000           2001           2000
                                        ------------   ------------   ------------   ------------
                                               (Unaudited)                  (Unaudited)
Net revenue
     Branded medical devices            $  4,141,000   $  3,505,000   $ 11,503,000   $  9,920,000
     Synovis Interventional Solutions      2,946,000      2,849,000      8,955,000      6,159,000
                                        ------------   ------------   ------------   ------------
         Total                          $  7,087,000   $  6,354,000   $ 20,458,000   $ 16,079,000
                                        ============   ============   ============   ============

Operating income (loss)
     Branded medical devices            $    648,000   $    355,000   $  1,245,000   $    453,000
     Synovis Interventional Solutions        109,000        337,000        701,000       (157,000)
                                        ------------   ------------   ------------   ------------
          Total                         $    757,000   $    692,000   $  1,946,000   $    296,000
                                        ============   ============   ============   ============

(6)  SHAREHOLDERS' EQUITY:

During the nine months ended July 31, 2001, stock options for the purchase of 47,611 shares of the Company's common stock were exercised at prices between $1.87 and $6.24 per share. In connection with the acquisition of MCA in July 2001, the Company issued 181,819 shares of common stock at a price of $6.60. Also, 15,572 shares of common stock were purchased by employees at a price of $3.91 under the Company's employee stock purchase plan and 1,073 shares of common stock were forfeited by an employee upon termination of employment during the first nine months of fiscal 2001.


(7)  NEW ACCOUNTING PRONOUNCEMENTS:

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB No. 101, as amended by SAB No. 101B, will be effective for the Company during the quarter ending October 31, 2001. The Company has evaluated the guidance outlined in SAB Nos. 101 and

101B, and does not believe the adoption of SAB Nos. 101 and 101B will significantly impact the Company's revenue recognition practices or consolidated financial statements.

Also, in fiscal 2000 the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which is effective for the Company in conjunction with the adoption of SAB Nos. 101 and 101B during the fourth quarter of fiscal 2001. EITF 00-10 requires companies to classify as revenue all amounts billed to customers in a sales transaction related to shipping and handling. The Company presently offsets all shipping and handling charges billed to customers with the related shipping and handling expenses. Had the Company adopted EITF 00-10 during the quarters ended July 31, 2001 and 2000, the comparative reported net revenue would increase $39,000 and $42,000, respectively, upon reclassification of shipping and handling charges billed to customers during the quarters then ended. For the nine months ended July 31, 2001 and 2000, the comparative reported net revenue would increase $131,000 and $135,000, respectively. The reclassification of shipping and handling charges billed to customers to net revenue would increase the corresponding periods cost of revenue by the same amount, and would have no effect on the net income or earning per share as reported.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets (the Statements). The Company is required to apply SFAS Nos. 141 and 142 to all business combinations entered into after June 30, 2001. The Company has the option of adopting the provisions of SFAS Nos. 141 and 142 for intangibles and goodwill acquired before June 30, 2001 on the first day of fiscal 2002 or 2003.

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and all acquisitions dated July 1, 2001 or later. Under the Statements, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. The Statements also include provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

The Company is currently assessing but has not yet determined the impact of the Statements on its consolidated financial position and results of operations. As of July 31, 2001, the Company had net goodwill and other intangibles assets of approximately $5,830,000 and $1,487,000, respectively. Amortization expense recorded during the nine months ended July 31, 2001 and 2000 was $518,000 and $464,000, respectively.

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


Overview

Bio-Vascular, Inc. (the Company) is a diversified medical device company, engaged in developing, manufacturing and bringing to market products to significantly improve the quality of human life. The Company's businesses provide medical devices for surgery and microsurgery, and solutions for interventional medicine through the design, engineering and manufacturing of devices and device components. The Company's branded medical devices include branded implantable biomaterials, microsurgical products, surgical productivity tools, and licensed and distributed products for use in critical surgeries, including bariatric (stomach and intestines), thoracic (chest and lungs), cardiac (heart), neurosurgical (brain and spine), micro surgery (head, neck, orthopedic and hand) and vascular (arteries and veins) surgeries. Through its wholly owned subsidiary, Synovis Interventional Solutions (Synovis IS), formerly Jerneen Micro Medical Technologies, the Company specializes in custom designed engineering and manufacturing of complex precision micro-wire forms, including guidewires, micro coils, stylets and delivery components for use in interventional cardiovascular and neurological medical devices.


Acquisition of Medical Companies Alliance, Inc.

On July 6, 2001, the Company acquired Medical Companies Alliance, Inc. (MCA), a company located in Birmingham, Alabama that markets microsurgical products, including the Microvascular Anastomotic Coupler System. This patented technology enables micro surgeons to perform anastomosis, the connection of small arteries or veins, faster, easier and without conventional sutures. The Company believes that the addition of MCA's medical device business broadens the Company's product offerings into the niche market of micro surgery, increases the Company's long-term revenue potential and achieves a balance of market opportunities consistent with the strategic objectives targeted by the Company. The Company changed MCA's name to Micro Companies Alliance, Inc. subsequent to the acquisition.

The Company is in process of completing the allocation of the purchase price to the assets and liabilities acquired. Management expects that the allocation and finalization of such amounts will be completed by the end of the fourth quarter of fiscal 2001.

Pro forma combined financial information for the three and nine months ended July 31, 2000 and 2001 have not been provided as MCA's operating results are not considered significant in relation to the Company's results for the periods then ended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Results of Operations

Comparison of the Three Months Ended July 31, 2001 with the Three Months Ended July 31, 2000.

For the third quarter of fiscal 2001, consolidated net revenue increased 12% to $7,087,000 from $6,354,000 in the same quarter of fiscal 2000. The Company's consolidated net income and earnings per share both increased 25% during the third quarter of fiscal 2001, to $503,000, or five cents per diluted share, from $402,000, or four cents per share in the same quarter of the prior year.

Branded medical device's fiscal 2001 third quarter net revenue, which includes MCA's revenue for July, increased 18% to a record $4,141,000 from $3,505,000 in the comparable quarter of fiscal 2000. The increase in branded medical device revenue was driven by domestic sales of Peri-Strips(R), which grew 69% to $1.3 million in quarter ended July 31, 2001 over the same period of the prior year. The significant increase in U.S. Peri-Strips sales during fiscal 2001 is believed to be due to growing use of the product in gastric bypass procedures, a surgical treatment for morbid obesity which provides integrity to the staple line and helps ensure good clinical outcomes while reducing costs associated with staple-line complications. Management believes the demonstrated efficacy and increased public awareness of this procedure will generate future growth in the number of these procedures performed. Tissue-Guard's sales during the third quarter of fiscal 2001 over the same quarter of the prior year increased 8% to $1.65 million, driven by a 37% increase in Vascu-Guard(R) sales during the quarter. MCA contributed $62,000 to branded medical devices net revenue during the quarter ended July 31, 2001.

Synovis IS' net revenue of $2,946,000 in the fiscal 2001 third quarter was 3% greater than the fiscal 2000 third quarter, even though a significant customer delayed product purchases expected during the fiscal 2001 third quarter until the fourth quarter.

The consolidated gross margin percentage for the third quarters of fiscal 2000 and 2001 remained constant at 50%, which is consistent with the consolidated percentage on a fiscal 2001 year-to-date basis as well. Factors which affect the gross margin include the relative revenue of each business unit, product mix, volume and other production activities including the training of new employees, the amount of overtime required in the period and the cost of new product production setups. The Company's consolidated gross margin may fluctuate quarter to quarter based on variations in these factors.

Consolidated selling, general and administrative (SG&A) expense during the third quarter of fiscal 2001 increased $365,000 or 18%, to $2,423,000 from $2,058,000 in the comparable fiscal 2000 quarter. The increase in SG&A expense is due mainly to additional personnel at Synovis IS required to create new growth opportunities while supporting current growth demands.

Consolidated research and development (R&D) expense during the third quarter of fiscal 2001 decreased 16% to $384,000 from $456,000 in the same quarter last year. The decrease in R&D expense reflects a smaller, more focused research staff at branded medical devices partially offset by Synovis IS' investment in additional R&D engineers, combined with the variability in timing of animal studies to evaluate the sling product for the treatment of stress urinary incontinence. In both business units, R&D expense is expected to fluctuate from quarter to quarter based on the timing of projects. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

The Company's consolidated operating income for the fiscal 2001 third quarter was $757,000 as compared to $692,000 in the same quarter of fiscal 2000. By business segment, branded medical device's operating income increased 83% during the fiscal 2001 quarter to $648,000 from $355,000 in the prior year, which was driven primarily by the segment's incremental revenues in the current year quarter combined with a decrease in R&D

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


spending. Synovis IS' operating income decreased to $109,000 in the third quarter of fiscal 2001 from $337,000 in the prior year, due to the current year investment in personnel to support the segment's current and future growth.

The Company's income before income taxes was $794,000 in the fiscal 2001 third quarter as compared to $731,000 in the same quarter of fiscal 2000.

The Company recorded a provision for income taxes of $291,000 in the current year quarter, at an effective tax rate of 37%, as compared to a provision for income taxes of $329,000 at an effective tax rate of 45% in the third quarter of fiscal 2000. The decrease in the effective tax rate in the fiscal 2001 third quarter from the comparable quarter of fiscal 2000 is primarily due to the decreased impact of permanent differences on the Company's increased pre-tax income level, combined with a tax benefit generated from the Company's activation of its foreign sales corporation in fiscal 2001.

The Company's consolidated third quarter fiscal 2001 net income increased to $503,000, or five cents per diluted share, from income of $402,000, or four cents per share, in the third quarter of fiscal 2000.

Comparison of the Nine Months Ended July 31, 2001 with the Nine Months Ended July 31, 2000

Consolidated net revenue increased 27% during the first three quarters of fiscal 2001 to $20,458,000 from $16,079,000 in the comparable period of fiscal 2000. The Company's consolidated net income increased more than $1 million during the nine months ended July 31, 2001 to $1,283,000, or fourteen cents per diluted share, from net income of $235,000, or three cents per share, in the same period of fiscal 2000.

Synovis IS' year-to-date fiscal 2001 net revenue increased 45% to $8,955,000 from $6,159,000 in the prior year period. The increase in Synovis IS' sales during the first nine months of fiscal 2001 is primarily due to increased sales orders from new and existing customers in addition to Synovis IS' expanded ability and capacity to execute and deliver product orders as a result of operational changes made during fiscal 2000.

Branded medical device's net revenue for the first nine months of fiscal 2001, which includes MCA's sales for July 2001, increased $1,583,000 or 16%, to $11,503,000 from $9,920,000 in the same period of fiscal 2000. Branded medical devices experienced revenue increases across all product groups during the first three quarters of fiscal 2001 over the comparable three quarters of fiscal 2000. On a year-to-date basis, worldwide revenue from Peri-Strips increased 43% driven by a 62% increase in domestic Peri-Strips sales during the current year. The significant increase in U.S. Peri-Strips sales during fiscal 2001 is believed to be due to growing use of the product in gastric bypass procedures, a surgical treatment for morbid obesity which provides integrity to the staple line and helps ensure good clinical outcomes while reducing costs associated with staple-line complications. Management believes the demonstrated efficacy and increased public awareness of this procedure will generate future growth in the number of these procedures performed. Tissue-Guard's sales during the first three quarters of fiscal 2001 over the same quarters of the prior year increased 6% to $4.6 million, driven by sales of Vascu-Guard and Dura-Guard(R) during the year.

The Company's consolidated gross margin percentage decreased one percentage point to 50% during the first nine months of fiscal 2001 from the same period of fiscal 2000. This decrease is primarily attributable to business unit sales mix in the comparative periods, as Synovis IS generated a greater portion of the Company's consolidated revenues in the current year with a gross margin percentage that is lower than branded medical devices. Factors which affect the gross margin include the relative revenue of each business unit, product mix, volume and other production activities including the training of new employees, the amount of overtime required in the period and the cost of new product production setups. The Company's consolidated gross margin may fluctuate period to period based on variations in these factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Consolidated SG&A expense during the first three quarters of fiscal 2001 increased $864,000 or 14%, to $7,140,000 from $6,276,000 in the comparable fiscal 2000 period, but declined as a percentage of net revenue from 39% in fiscal 2000 to 35% in fiscal 2001 as a result of higher revenue levels combined with a comparatively smaller increase in SG&A spending during the period.

Consolidated R&D expense for the year-to-date fiscal 2001 period was $1,178,000, a decrease of $451,000 or 28%, from the comparable fiscal 2000 expense of $1,629,000. The decrease in current year consolidated R&D expense largely reflects a 48% reduction in branded medical device's R&D expense from the prior year as a result of significant expenses incurred during the first nine months of fiscal 2000 for the animal studies related to the sling product, combined with the current year transition to a smaller, more focused research staff. Offsetting this decrease, Synovis IS' R&D expense increased 39% to $529,000 during the first three quarters of fiscal 2001 due mainly to the unit's expanded investment in R&D personnel. In both business units, R&D expense is expected to fluctuate from period to period based on the timing of projects. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

The Company's consolidated operating income for the first nine months of fiscal 2001 was $1,946,000, representing an increase of $1,650,000 from income of $296,000 generated in the comparable period of fiscal 2000. This increase reflects significant operating income improvements at each business unit driven primarily by the increase in revenues of each unit in fiscal 2001 over fiscal 2000.

The Company's income before income taxes was $2,077,000 in the nine months ended July 31, 2001 as compared to income of $398,000 in the comparable fiscal 2000 period.

The Company recorded a provision for income taxes of $794,000 in the first three quarters of fiscal 2001, at an effective tax rate of 38%, as compared to a provision for income taxes of $163,000, at an effective tax rate of 41% in the same period of fiscal 2000. The decrease in the effective tax rate in fiscal 2001 from the comparable period of fiscal 2000 is primarily due to the decreased impact of permanent differences on the Company's increased pre-tax income level, combined with a tax benefit generated from the Company's activation of its foreign sales corporation in fiscal 2001. The effective tax rate of 38% for the first nine months represents the expected annual effective tax rate to be applied for fiscal 2001 based on forecasted income before income taxes for the year.

The Company's consolidated net income for the nine months ended July 31, 2001 increased to $1,283,000, or fourteen cents per diluted share, from net income of $235,000, or three cents per share, in same period of fiscal 2000.

Liquidity and Capital Resources

Cash and cash equivalents were $5,293,000 at July 31, 2001 as compared to $5,480,000 at October 31, 2000, a decrease of $187,000.

Operating activities provided cash of $1,665,000 in the first nine months of fiscal 2001, as compared to providing cash of $42,000 during the same period of fiscal 2000. Cash was provided by operations during fiscal 2001 through the combination of net income and non-cash expenses, partially offset by a net increase in working capital primarily used for accounts receivable, inventories and income taxes.

Investing activities used $1,670,000 of cash during the first nine months of fiscal 2001, which included $1,204,000 in purchases of equipment and leasehold improvements and $495,000 used for the acquisition of MCA, net of cash acquired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Financing activities used $182,000 of cash during the first nine months of fiscal 2001, which consisted of $240,000 in cash repayments of capital equipment lease and other long-term obligations and $177,000 in cash payments to reduce MCA's outstanding obligations, offset by proceeds of $235,000 received in connection with the Company's stock-based compensation plans. The Company has long-term obligations (including current portions) of $446,000 at July 31, 2001, requiring payments through 2004.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB No. 101, as amended by SAB No. 101B, will be effective for the Company during the quarter ending October 31, 2001. The Company has evaluated the guidance outlined in SAB Nos. 101 and 101B, and does not believe the adoption of SAB Nos. 101 and 101B will significantly impact the Company's revenue recognition practices or consolidated financial statements.

Also, in fiscal 2000 the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which is effective for the Company in conjunction with the adoption of SAB Nos. 101 and 101B during the fourth quarter of fiscal 2001. EITF 00-10 requires companies to classify as revenue all amounts billed to customers in a sales transaction related to shipping and handling. The Company presently offsets all shipping and handling charges billed to customers with the related shipping and handling expenses. Had the Company adopted EITF 00-10 during the quarters ended July 31, 2001 and 2000, the comparative reported net revenue would increase $39,000 and $42,000, respectively, upon reclassification of shipping and handling charges billed to customers during the quarters then ended. For the nine months ended July 31, 2001 and 2000, the comparative reported net revenue would increase $131,000 and $135,000, respectively. The reclassification of shipping and handling charges billed to customers to net revenue would increase the corresponding periods cost of revenue by the same amount, and would have no effect on the net income or earning per share as reported.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets (the Statements). The Company is required to apply SFAS Nos. 141 and 142 to all business combinations entered into after June 30, 2001. The Company has the option of adopting the provisions of SFAS Nos. 141 and 142 for intangibles and goodwill acquired before June 30, 2001 on the first day of fiscal 2002 or 2003.

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and all acquisitions dated July 1, 2001 or later. Under the Statements, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. The Statements also include provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


The Company is currently assessing but has not yet determined the impact of the Statements on its consolidated financial position and results of operations. As of July 31, 2001, the Company had net goodwill and other intangibles assets of approximately $5,830,000 and $1,487,000, respectively. Amortization expense recorded during the nine months ended July 31, 2001 and 2000 was $518,000 and $464,000, respectively.

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

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

The Company is currently involved in litigation, which is ordinary and incidental to its business. Management believes losses, if any, that might eventually be sustained from such litigation would not be material to the Company's consolidated financial position, results of operations or cash flows for any period. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that the Company's risk management practices, including its insurance coverage, are reasonably adequate to protect against potential material product liability losses.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the above-discussed acquisition of Medical Companies Alliance, Inc. (MCA) on July 6, 2001, the Company issued, in addition to a cash payment, an aggregate of 181,819 shares of its common stock, $0.01 par value per share. Such shares were issued in exchange for all outstanding securities of MCA held by the sole selling shareholder of MCA as partial consideration for his shares.

The shares of Company common stock issued as consideration in this acquisition were issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance on the exemptions provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company's reliance on these exemptions is based upon the fact that these shares were only offered and sold to one shareholder of MCA who received all the shares, the Company's reasonable belief that the former shareholder of MCA was capable of evaluating merits and risks of his investment decision, and the information made available to the shareholder regarding the acquisition and the Company, among other factors.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 17.

     Form 8-K. The following report on Form 8-K was filed by the Company during the quarter ended July 31, 2001.

     * May 11, 2001 report naming the Company's new certified public accountant.

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         BIO-VASCULAR, INC.



Dated:   September 11, 2001               /s/ Connie L. Magnuson
                                         ---------------------------
                                         Connie L. Magnuson
                                         Vice President of Finance and Chief
                                         Financial Officer
                                         (Principal Financial Officer)

Bio-Vascular, Inc.
Index to Exhibits
--------------------------------------------------------------------------------


10.1 Acquisition Agreement and Plan of Reorganization by and among the Company, MCA Acquisition, Inc., Medical Companies Alliance, Inc. and Michael K. Campbell, dated July 6, 2001 (filed herewith electronically).

10.2 Employment Agreement dated July 6, 2001 among the Company, Medical Companies Alliance, Inc. and Michael K. Campbell (filed herewith electronically).