Form 10-K405
period 2001-10-31
BIO VASCULAR INC
filed 2002-01-28
CIK 780127

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                   For the fiscal year ended October 31, 2001
                                       or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                   For the transition period from ___ to ____

                         Commission file number: 0-13907

________________________________________________________________________________

                               BIO-VASCULAR, INC.
             (Exact name of Registrant as specified in its charter)

________________________________________________________________________________

         Minnesota                                      41-1526554

  ----------------------                    ------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

             2575 UNIVERSITY AVENUE, ST. PAUL, MINNESOTA 55114-1024
                    (Address of principal executive offices)

                        TELEPHONE NUMBER: (651) 603-3700

                         ______________________________

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          Common Stock Purchase Rights

                         ______________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No____
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 14, 2002, 9,263,198 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Registrant's outstanding Common Stock (based upon the last reported sale price of the Common Stock on that date by the Nasdaq National Market), excluding shares owned beneficially by executive officers and directors, was approximately $63,264,000.

Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific sections are referred to herein) from the Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2001 (the "2001 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference (to the extent specific sections are referred to herein) information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held February 26, 2002 (the "2002 Proxy Statement").

Tissue-Guard(TM), APEX Processing(TM), Supple Tissue-Guard(TM), Peri-Strips(R), Peri-Strips Dry(R), PSD Gel(TM), Dura-Guard(R), Vascu-Guard(R), Supple Peri-Guard(R), Peri-Guard(R), CV Peri-Guard(R), Ocu-Guard(TM), Biograft(R), Flo-Rester(R), Bio-Vascular Probe(R), Flo-Thru Intraluminal Shunt(TM), Veritas(TM) and Synovis(TM) are trademarks of the Company.

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

PART I

ITEM 1 - Business
- -----------------

(a)  General Development of Business

Introduction

Bio-Vascular, Inc. ("Bio-Vascular" or the "Company") is a diversified medical device company engaged in developing, designing, manufacturing and bringing to market products to improve the quality of human life. The Company's businesses provide medical devices for the surgical and interventional treatment of disease. Bio-Vascular's implantable biomaterial products offer biocompatible solutions to reduce risks of critical surgeries, leading to better patient outcomes and lower costs. The Micro Companies Alliance ("MCA") subsidiary serves the niche market of microsurgery, and its products are used across several surgical specialties. Bio-Vascular's Synovis(TM) Interventional Solutions ("Synovis IS") subsidiary (formerly Jerneen Micro Medical Technologies) custom designs, develops and manufactures complex micro-wire forms that are used in interventional devices for cardiac rhythm management, neurostimulation and vascular procedures.

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

In July 1998, the Company completed the acquisition of Jer-Neen Manufacturing Co., Inc ("Jerneen"). During fiscal 2001, Jerneen changed its name to Synovis Interventional Solutions, Inc.

The Company has continued to advance and execute its strategy for growth, focusing on opportunities to grow through acquisition, licensing and distribution, expansion of markets for its current products, and internal new product research and development activities. The following are a few of the fiscal 2001 and early fiscal 2002 highlights which demonstrate the Company's dedication to this growth strategy.

In fiscal 2001, the Company was successful at creating greater awareness in the medical community about the risk reducing advantages of using the Company's Peri-Strips product in gastric bypass surgery, a surgical treatment for morbid obesity. Sales of Peri-Strips in the United States grew at quarterly rates in fiscal 2001 over the prior year quarters of 59%, 56%, 69% and 75%, respectively, with worldwide Peri-Strips revenues up 50% in the current year.

The interventional business, through the Company's subsidiary Synovis IS, increased net revenue by 46% in fiscal 2001 further building upon the fiscal 2000 net revenue growth of 21%. We believe Synovis IS' technology development center is establishing a reputation as a high quality design and engineering resource for product development, and has become a source of direct revenues as well as a conduit for manufacturing revenue. Additionally, the interventional business has begun to employ its own technology and knowledge to develop interventional devices to offer to its customers, further leveraging the potential of Synovis IS' design and engineering capabilities.

In July 2001, the Company acquired Micro Companies Alliance, Inc. (formerly Medical Companies Alliance, Inc.), a Birmingham, Alabama company which provides products to the niche market of micro surgery. MCA's surgical products include the Microvascular Anastomotic Coupler, a patented technology for connecting small arteries and/or veins faster, easier and as effectively as conventional suturing. The Company believes that the addition of MCA's business broadens the Company's participation in the medical device industry and increases the Company's immediate and long-term revenue potential.

Lastly, in November 2001 the Company was granted a U.S. patent for Veritas Collagen Matrix, which is the name of the Company's remodelable biomaterial. Veritas provides a scaffolding upon which the body lays down its own cells and develops a blood supply in the new tissue, effectively "remodeling" the implant. The Company's Veritas urethral sling, an implanted device for the treatment of stress urinary incontinence, is the Company's first remodelable biomaterial product and is being sold in the United States with the full market launch planned for mid-calendar 2002. For fiscal 2002, the Company will continue to advance its growth strategy by further capitalizing on all of our fiscal 2001 accomplishments, while identifying new opportunities that will support our growth into future years.

Bio-Vascular's principal executive offices are located at 2575 University Avenue, St. Paul, Minnesota 55114-1024. The Company can be contacted by telephone at (651) 603-3700, by facsimile at (651) 642-9018, or by electronic mail at info@biovascular.com.

(b)  Financial Information About Industry Segments

The information under the caption "Segment Information" on page 28 of the Company's 2001 Annual Report is incorporated herein by reference.

(c)  Narrative Description of Business

The table below summarizes the revenue contributed by the Company's significant products or product lines for the periods indicated.

- ---------------------------------------------------------------------------------------------------------------
Net Revenue Contribution by Significant                           Years Ended October 31,
Product or Product Line:
($ in thousands)                                     2001        %         2000       %        1999        %
- ---------------------------------------------------------------------------------------------------------------
Tissue-Guard Products:
     Peri-Strips and Peri-Strips Dry                $ 5,266        18%   $ 3,509        16%   $ 3,125        16%
     Other Tissue-Guard Products                      6,257        22%     6,013        27%     5,381        29%
Surgical Tools and Microsurgical Products             3,381        12%     3,035        14%     2,560        13%
Biograft                                                833         3%       788         3%       757         4%
                                                    -------   -------    -------   -------    -------   -------
Total Surgical Device Business                       15,737        55%    13,345        60%    11,823        62%
Interventional Business                              12,798        45%     8,753        40%     7,232        38%
                                                    -----------------------------------------------------------

     Total Net Revenue                              $28,535       100%   $22,098       100%   $19,055       100%
- ---------------------------------------------------------------------------------------------------------------

Previously disclosed net revenue amounts have been restated due to the adoption of the Emerging Issues Task Force ("EITF") 00-10 which had no effect on gross margin or net income (loss) as previously reported. EITF 00-10 requires all amounts billed to customers in sales transactions relating to shipping and handling to be classified as net revenue.

Products, Markets and Competition

Description of the Surgical Device Business
- -------------------------------------------

The following table summarizes the Company's surgical device business product lines and associated products, and describes procedures in which such products are used.

- --------------------------------------------------------------------------------
  Product Line         Product             Application/Representative Procedure

- --------------------------------------------------------------------------------
 Tissue-Guard     Peri-Strips             Staple-line buttress for sealing air
                                            leaks in lung resection, gastric
                                            bypass and gastric banding
                                            procedures and prosthesis for the
                                            repair of soft tissue deficiencies

                ----------------------------------------------------------------
                  Peri-Strips Dry         Staple-line buttress for sealing air
                                            leaks in lung resection, gastric
                                            bypass and gastric banding
                                            procedures

                ----------------------------------------------------------------
                  Vascu-Guard             Vascular patch used in carotid
                                            endarterectomy and other peripheral
                                            vascular procedures when the artery
                                            must be repaired

                ----------------------------------------------------------------
                  Dura-Guard              Repair patch used to seal the dura
                                            mater in neurosurgeries

                ----------------------------------------------------------------
                  Peri-Guard              Tissue patch used for pericardial
                                            closure and soft tissue repair

                ----------------------------------------------------------------
                  Supple Peri-Guard       More "supple" tissue patch used for
                                            pericardial closure and soft tissue
                                            repair

                ----------------------------------------------------------------
                  CV Peri-Guard           Tissue patch used for intracardiac
                                            patching and great vessel repair in
                                            adults

                ----------------------------------------------------------------
                  Ocu-Guard               Ophthalmic wrapping material used in
                                            enucleation procedures

                ----------------------------------------------------------------
                  Veritas Collagen        Tissue reinforcement for use in
                  Matrix                  urinary incontinence treatment,
                                          reconstruction of the pelvic floor and
                                          prolapse repair.

- --------------------------------------------------------------------------------
 Surgical         Bio-Vascular Probe     Tool used to locate arterial blockage
 Tools and                                 in surgical bypass procedures
 Microsurgical
 Products
                ----------------------------------------------------------------
                  Flo-Rester              Internal vessel occluder used in
                                            coronary artery bypass graft surgery

                ----------------------------------------------------------------
                  Flo-Thru Intraluminal   Internal vessel stent used during
                  Shunt                     minimally invasive cardiac surgery

                ----------------------------------------------------------------
                  BVI Knife System        System with a variety of
                                            interchangeable blades and handles
                                            that is used during microsurgery
                                            dissection

                ----------------------------------------------------------------
                  Microvascular           Device used to perform anastomosis
                  Anastomotic Coupler       (connecting arteries and/or veins)

- --------------------------------------------------------------------------------
 Other            Biograft                Peripheral vascular bypass graft used
                                            in lower limb vascular
                                            reconstruction

- --------------------------------------------------------------------------------


Tissue-Guard Pericardium Product Line

The Company's core competency in its surgical device business is the development and manufacture of implantable biomaterial products for use by surgeons in various procedures where reinforcing, reconstructing and repairing tissue and preventing leaks of air, blood or other body fluids is necessary for the achievement of a favorable outcome. The historical choice when tissue repair is necessary is to use autologous tissues, requiring the surgeon to excise tissue from another part of the patient's body. Harvesting tissue from the second surgical site may increase the procedural cost and time increasing the risk of complications, additional pain, and recovery time for the patient. Use of an available, off-the-shelf implantable medical product, whether tissue-based or synthetic, is an alternative to harvesting autologous tissue from the patient and is a means to reduce surgical costs and improve patient outcomes.

The Company's Tissue-Guard products are produced from bovine pericardium. Many of the product characteristics and competitive advantages are derived from the pericardium's collagen composition. Collagen, a fibrous protein found in all multi-cellular animals, makes the pericardium durable and provides superior handling characteristics, similar to autologous tissue. Host cells deposit a collagen matrix on the surface of the pericardial product allowing the Tissue-Guard product to integrate into the host tissue.

The bovine pericardium is processed using proprietary and patented tissue-fixation technologies. During fiscal 2000, the Company introduced Apex Processing, a manufacturing technique which incorporates a unique cross-linking technology with an enhanced purification process. The processing technology results in products with extremely low cellularity and low residual glutaraldehyde. Many studies have shown that purity, reduced cellular content and low residual glutaraldehyde levels may improve clinical results by reducing inflammatory response, reducing thrombogenicity, limiting the development of calcification and promoting host tissue incorporation similar to the body's natural healing process. In addition, Apex Processing incorporates steps recognized to inactivate prions, bacteria and viruses.

Peri-Strips and Peri-Strips Dry Staple Line Reinforcement

Peri-Strips and Peri-Strips Dry soft tissue stapling buttresses are used in a variety of pulmonary resections and in lung volume reduction surgery. In February 2000, the Company received FDA market clearance for the use of these products in gastric bypass, a surgical treatment for morbid obesity. These products provide for tissue reapproximation and reinforcement at the surgical staple line to prevent fluid leaks at the site, leaks with potentially fatal consequences. By 2004, the number of these gastric procedures performed in the United States is expected to reach 110,000, up from an estimated 53,000 procedures performed in 2001. This, along with the trend toward laparoscopic gastric bypass procedures, would expand the U.S. market potential to an estimated $100 million annually. Peri-Strips and Peri-Strips Dry are customized to fit linear and endoscopic staplers of varying sizes made by a variety of manufacturers.

There are more than 30 clinical papers published regarding the use of Peri-Strips and Peri-Strips Dry bovine pericardium to reduce air leaks and improve patient outcomes. In a study commissioned by the Company, Peri-Strips Dry were used in surgical procedures to treat lung cancers and other lung tumors. The results demonstrated improved patient recovery times in comparison to procedures completed without the product decreased duration of air leak, decreased time to chest tube removal and decreased hospital stay. The study's reported one-day decrease in length of hospital stays could result in an estimated net savings of up to $4,500 per patient as estimated by the Company.

Vascu-Guard Peripheral Vascular Patch

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

The build-up of atherosclerotic plaque in the carotid arteries increases the risk of stroke. A substantial portion of strokes are caused by a fragment of atherosclerotic plaque breaking away from the inner wall of the carotid artery and becoming lodged in an artery in the brain. Drug therapy is often prescribed to treat early indications of atherosclerotic plaque build-up. If the condition progresses to a point where drug therapy is ineffective, surgical intervention is often required.

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

Dura-Guard Dural Repair Patch

Dura-Guard, a dural repair patch, is primarily used to prevent cerebral spinal fluid leakage in craniotomy procedures (surgical operations involving the brain and skull) when the dura must be repaired and suturing without a patch is not deemed sufficient. Craniotomies are performed to treat various brain conditions, such as tumors, aneurysms, blood clots, head injuries and abscesses. The dura, the fibrous layer below the skull which protects the brain and spinal cord, must be cut with a scalpel or scissors and resected to expose the brain during these procedures. After the neurosurgery, the dura must be closed to prevent leakage of cerebral spinal fluid. While the dura is frequently closed with direct suture, a dural repair patch will be used by surgeons who consider the prevention of fluid leakage to be critical to the outcome of the operation. The collagen configuration of the processed bovine pericardium in Dura-Guard provides a barrier between the skull and the tissue layers underlying the dura and prevents the leakage of cerebral spinal fluid.

Peri-Guard Pericardium; Supple Peri-Guard Pericardium; CV Peri-Guard Cardiovascular Patch

Peri-Guard is a family of products which include Peri-Guard, Supple Peri-Guard and CV Peri-Guard products used in a variety of surgical procedures performed on the heart and for soft tissue thoracic and abdominal wall repairs. The cardiac market for Peri-Guard includes use for valve repairs, the correction of congenital abnormalities, repairs of the great vessels of the heart (aorta and pulmonary artery), and closure of the patient's pericardium following heart surgery. The Company's Peri-Guard products have 20 years of clinical use as a cardiac patch, but cardiac indications for use under the Company's FDA marketing clearance were previously limited to pericardial closure. CV Peri-Guard's FDA marketing clearance provides a broader range of cardiac uses including intracardiac repair.

Ocu-Guard Orbital Implant Wrap

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

Veritas Collagen Matrix

The Company introduced a new tissue format, Veritas Collagen Matrix, in 2001. Like Tissue-Guard products, Veritas products are also produced from bovine pericardium and have the product characteristics and competitive advantages associated with collagen based tissue products. Veritas products are biocompatible, acellular, strong and handle like autologous tissue. The processing of Veritas material differs from Tissue-Guard products: Veritas material is not cross-linked and no glutaraldehyde is used in the processing. Veritas tissue is remodelable. The remodeling characteristics have been demonstrated in animal studies with angiogenesis (formation of new blood vessels) and host cell in-growth occurring into the Veritas patch in as early as 28 days.

FDA clearance to market Veritas products for urological indications, including pelvic floor reconstruction, stress urinary incontinence treatment (using the product as a "sling" to support the urethra) and vaginal and rectal prolapse repair, was received in late fiscal 2000. In 1997, a journal publication on clinical guidelines for surgical management of female stress incontinence recognized the merit and effectiveness of treating stress incontinence with a sling procedure. Subsequently, numerous biological and synthetic materials entered the market as alternatives for this procedure. During 2001, an estimated 67,000 surgeries using a sling material were performed in the United States to treat stress incontinence. During the same year, over 166,000 prolapse repair surgeries are expected to be performed.

Surgical Tools and Microsurgical Products: Bio-Vascular Probe, Flo-Rester Vessel Occluder, Flo-Thru Intraluminal Shunt, the BVI Knife System and the Microvascular Anastomotic Coupler System

Bio-Vascular Probe is a polymeric device with a streamlined bulb on each end of a flexible shaft. Varying sizes of Probes are available with bulbs of different size on each end. Surgeons use the Bio-Vascular Probe to locate occlusions or blockages in arteries and to ascertain the blood flow characteristics of arteries. A Bio-Vascular Probe is inserted and fed into an artery. When the tip of the probe meets resistance, the surgeon is able to identify the exact location of the occlusion. The probe is then extracted and a bypass is completed below the occlusion. In addition, a Bio-Vascular Probe can be used to atraumatically lift the edge of the incision to assist the surgeon in the accurate placement of sutures.

Flo-Rester, a vessel occluder, is manufactured from medical grade silicone. These products are primarily used during coronary artery bypass graft surgeries in which blood is routed past the heart through a heart / lung bypass machine, keeping the heart free of blood during surgery. During such procedures, incidental blood flow can obstruct the surgeon's view of the operative site and interfere with precise suturing. Flo-Rester provides a blood free operative site. The occluder consists of a flexible shaft with small bulbs at each end that are inserted into the blood vessel, stopping the blood flow at the point where the artery bypass is sutured to the artery.

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

The BVI Knife System is manufactured by Feather Safety Razor Co. in Japan and distributed by Bio-Vascular in the United States and Canada. The Knife System is used by surgeons during neuro, cardiac and vascular microsurgery. This system of interchangeable handles with a variety of uniquely shaped, high-quality precision blades ensures an appropriate solution for virtually all microsurgery dissection and resection tasks.

The Microvascular Anastomotic Coupler System (the "Coupler") is a patented mechanical anastomotic product which is comprised of single-use rings in five sizes, the smallest is 1mm in diameter, to fit varying vessel diameters and a connecting device. Micro surgeons work across medical specialties, including plastic and reconstructive, head and neck, orthopedic and hand. The Coupler enables microsurgeons to perform highly effective anastomotic surgical procedures (the connecting of miniscule veins and arteries) faster, easier and as or more dependably than traditional suture or sleeve anastomosis.

Biograft Human Umbilical Vein Graft

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

Saphenous veins (autologous veins from the leg) typically provide the most effective grafting material. In many instances, however, a suitable saphenous vein may be unavailable in sufficient quantity or quality, and a substitute graft must be used. Alternative substitute grafts include synthetic grafts made from PTFE, bio-synthetic materials or tissue-based grafts, such as Biograft.

Biograft is similar to an autologous vessel and offers a thrombo-resistant surface, which provides smooth blood flow and minimizes turbulence and risk of occlusion. It also minimizes intimal hyperplasia, the build up of cells on the interior of the blood vessel, which results in restricted blood flow. In addition, a knitted and supportive Dacron mesh placed around the graft allows for easy handling and promotes tissue integration for strength and stability.

Competition

The Company's surgical devices compete primarily on the basis of product performance, service and price. The surgical products market in which the Company competes is characterized by intense competition. This market is dominated by very large, established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Many of these competitors offer broader product lines within the Company's specific product market, particularly in the Company's surgical tool product markets and/or in the general field of medical devices and supplies. Broad product lines give many of the Company's competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that compete with the Company's products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have an advantage in marketing competing products to group purchasing organizations, health maintenance organizations and other managed care organizations that increasingly seek to reduce costs by centralizing and consolidating their purchasing functions.

Competition with Tissue-Guard and Veritas products are primarily from synthetic materials, other biological tissues and cadaveric tissue. The ability of these alternative products to compete with Tissue-Guard and Veritas products varies based on each such product's indication for use, relative feature benefits and surgical preference. There can be no assurance that competing products will not achieve greater acceptance or that future products developed by competitors will not offer similar or enhanced performance advantages relative to the Tissue-Guard and Veritas products.

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

Cadaveric tissue from tissue banks or from commercial distributors is sometimes utilized in neurological and ophthalmic surgery and is often the choice for urologic procedures. The Company believes that the collagen characteristics exclusive to biologic tissue, the strength of the multi-directional fibers of the pericardium substrate, the special configuration of its Tissue-Guard and Veritas products, and the proprietary tissue-fixation and purification processes it employs, offer significant benefits in product performance. Tissue-Guard and Veritas products also offer advantages of product availability, tissue uniformity and ideal handling characteristics.

Competitive products to Biograft include synthetic grafts and other biological grafts. Surgeons generally prefer the patient's own vessels for lower limb vascular reconstruction. When the patient's own vessels are not available in sufficient quality or quantity, surgeons choose a prosthetic graft such as Biograft, or synthetic grafts made from PTFE or other biologic material grafts.

Description of the Interventional Business
- ------------------------------------------

Synovis IS custom designs, develops and manufactures complex micro-wire forms that are used in interventional devices for cardiac rhythm management, neurostimulation and vascular procedures. These products include micro precision coils, stylets and related wire products and guidewire components and subassemblies. Each of these component categories comprises approximately one third of the interventional business' revenues.

Micro precision coils: Micro precision coils are precision wire components, comprised normally of several strands of specialty wire materials wound into specific configurations. These coils are manufactured utilizing proprietary processes and typically involve the use of specialty metals such as medical grade stainless steel, silver, platinum, and various other metal alloys. These micro coils are used to carry the electrical signal required for operation of a medical device that is implanted within the patient's body. A subcategory of coils is called helices which compose the distal portion of many pacing and defibrillation leads that are used to actively fix the lead tip to the endocardium.

Stylets and related wire products: Stylets and related wire products are produced through the application of proprietary processes using medical grade stainless steel and plastic cap and body components. Stylets are typically used in the placement of cardiovascular and vascular devices within the patient's body.

Guidewire components and subassemblies: Guidewire components and subassemblies are made of medical grade stainless steel, nitinol, and/or precious metals. These are manufactured through a combination of proprietary processes that include coiling, grinding, and joining technologies. A guidewire is typically used at the beginning of a surgical procedure to locate and provide a channel for the placement of a diagnostic or therapeutic device.

There are a number of significant trends affecting the growth and development of the Company's Synovis IS business. The first is the rapidly growing use of implantable cardiac rhythm management devices in the treatment of sudden cardiac death, atrial fibrillation and heart failure. The second trend is the development of less invasive diagnostic and therapeutic procedures in the cardiovascular and interventional medicine segments. These procedures require improved diagnostics, therapies, and placement of medical devices such as stents. Significant international markets also exist in Europe and Japan.

Competition

The interventional business, through Synovis IS, competes on the basis of superior quality of processes and production, rapid and flexible customer response, early development partnering and to a modest degree, price. The component part usually comprises a minor portion of the total device-level price. Accordingly, vendor performance and responsiveness are generally more critical factors. There are four primary competitors to the Company's interventional business, one of which is substantially larger than Synovis IS with annual revenues estimated in the range of $70 million. Given the concentration of the wire component product industry, the Company believes that medical device customers are generally motivated to promote healthy competition among their various suppliers in order to ensure multiple supply sources for their critical device components.

The primary medical device companies involved in the interventional cardiac and neurological products include Medtronic, Inc., Guidant Corporation, St. Jude Medical (through its Pacesetter unit), Boston Scientific and Johnson and Johnson Cordis. In addition, numerous early stage companies are pursuing new technologies in cardiovascular and interventional medicine, especially neurological intervention. The Company anticipates that the cardiovascular and interventional medicine industry will continue to experience significant consolidation with the acquisition of earlier stage companies by the major industry participants. Although there can be no assurance, the Company believes that this consolidation will not hinder its component products segment growth opportunity as the major participants are expected to continue to seek multiple supply sources for critical device components such as those offered by the Company. In addition, the Company believes early stage companies will flourish due to the inability of consolidated companies to rapidly innovate.

Intellectual Property

Surgical Device Business
- ------------------------

In its surgical device business, the Company relies on patents, trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. Supple Peri-Guard, which is used in the manufacture of the majority of the Company's Tissue-Guard products, is protected exclusively by trade secrets. The Company owns United States patents related to Peri-Strips, Peri-Strips Dry, Peri-Guard, and Veritas Collagen Matrix. The Company currently has one United States patent pending relating to Ocu-Guard. The Company also has an exclusive, worldwide, perpetual license to make, use and sell its Flo-Rester and the Microvascular Anastomotic Coupler System products.

Interventional Business
- -----------------------

In its interventional business, the Company relies exclusively on trade secret protection for its processes. The Company seeks to practice strict trade secret discipline with all employees, consultants, customers and other parties. A non-disclosure protocol is maintained on behalf of each of its customers, consistent with Synovis IS' sensitivity to customer expectations and needs. The technology and equipment utilized in the manufacturing process is a combination of proprietary know-how, and the adaptation of and development utilizing readily-available equipment.

Marketing and Customers

Surgical Device Business
- ------------------------

The surgical device business' marketing and sales strategies include supporting the Company's superior quality products with innovative and effective sales and marketing programs. These programs include advertising and direct mail campaigns, participation in surgical trade shows, support of the gathering, publication and presentation of clinical data and new product information by key surgeons, and the development / maintenance of strategic physician alliances. An important Company strategy is to identify and assess customer needs. This is accomplished by developing and maintaining a close working relationship with the hospitals and surgeons who purchase and use the Company's products and through observations and interactions with these customers.

The surgical device business sells the majority of its products through a combination of third-party distributors and independent sales representatives. The Company's marketing and sales group works closely with these distributors and representatives to implement marketing strategies and to provide product training and support. Written agreements with the Company's distribution partners generally impose limited geographic exclusivity and minimum purchase obligations. These agreements are typically terminable upon breach of the agreement by the distributor, including breach of the minimum sales obligations imposed by the agreement. The surgical business' microsurgical products are currently sold to customers directly by MCA employees.

Interventional Business
- -----------------------

The interventional business' strategy is to proactively seek significant business relationships with both the large participants and early development firms in five major markets: 1) cardiac rhythm management, 2) cardiovascular intervention, 3) neurological intervention, 4) neuro stimulation and 5) minimally invasive surgery. The primary marketing strategy is to provide a rapid, flexible and creative response to customer needs, coupled with state of the art, high quality production. Additionally, the Company's marketing strategy seeks to differentiate itself from competitors by promoting its custom design and engineering capabilities, supported by its relatively large engineering and technical staff, and extensive medical device experience amongst its professional employees. The Company utilizes its Technology Development Center and Rapid Response Unit for design, development and prototype services. The utilization of these highly-technical solutions and timely, effective delivery of development prototypes is believed to provide a key competitive advantage to both the customer and Synovis IS' business. Synovis IS achieved ISO 9002 certification in 1996 and is currently working on its ISO 9001, ISO 13485, EN 46001 certifications as a further demonstration to its customers of its quality commitment. The Company is also in the process of developing systems, capabilities and facilities for FDA Quality System Regulation certification.

Information regarding the Company's significant customers under the caption "Major Customers and Net Revenue by Geographic Area" on page 34 of the Company's 2001 Annual Report is incorporated herein by reference.

Additional Information Regarding the Surgical Device and Interventional
Businesses

Backlog
- -------

At October 31, 2001, the surgical device business did not have any customer order backlogs representing firm customer orders not yet shipped due to insufficient inventory levels. Because the interventional business is "build-to-order", Synovis IS typically has firm customer orders awaiting manufacture and release based on customer specified future timeframes. The interventional business' order backlog was $3,992,000 at October 31, 2001 as compared to $2,691,000 at October 31, 2000. Synovis IS does not expect any difficulty fulfilling these backlog orders as scheduled in fiscal 2002. The Company does not believe that its backlog is a meaningful indicator of its future business in the interventional business.

Raw Materials
- -------------

The Company acquires bovine pericardium for use in the Tissue-Guard product line from the United States Department of Agriculture ("USDA") inspected meat packing facilities. The Company acquires human umbilical cords for use in Biograft from various hospitals throughout the United States. The supply of wire, plastics and plastic components required for the surgical device and interventional business products is currently adequate. The Company has not experienced any product shortages arising from interruptions in the supply of any raw materials or components, and has identified alternative sources of supply for significant raw materials and components.

Research and Development
- ------------------------

As a component of the Company's business growth strategy, the Company continues to make a significant investment in new product design and engineering in both the surgical device and interventional businesses. The Company's consolidated research and development expense for fiscal 2001, 2000 and 1999 was $1,560,000, $1,952,000 and $1,665,000, respectively.

The surgical device business' fiscal 2001 research and development initiatives included investment in research clinical studies evaluating new indications for Veritas Collagen Matrix, the Company's new remodelable/resorbable tissue technology. The Company's Veritas urethral sling is based on this new remodelable technology, which provides for greater biocompatibility and lower levels of inflammation and fibrosis when compared to competitive products. The surgical business' longer-term initiatives, among others, include expansion of the Microvascular Anastomotic Coupler System into the coronary and vascular markets and development of new Veritas products for hernia and spinal surgeries. These are typically projects with long development timelines, but we believe have the potential for very large returns.

The interventional business, through its Technology Development Center ("TDC"), works with numerous research resources on the design and engineering of development stage solutions to meet customers' product development needs. This is a partnership to resolve problems and achieve high performance solutions, typically occurring when the customers' program is entering the prototype stage. During fiscal 2001, the interventional business continued its investment in the growth of design and engineering services offered through its TDC. In some cases, the design rights to the components produced by Synovis IS accrue to the customer.

Governmental Regulation

General
- -------

The medical device industry in which the Company's surgical device business and the customers of the Company's interventional business operate is subject to extensive and rigorous regulation by the Food and Drug Administration ("FDA") and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction, manufacturing, labeling and record keeping procedures for medical devices including the Company's surgical device and medical devices incorporating the interventional business' products.

Food and Drug Administration
- ----------------------------

FDA regulations classify medical devices as either Class I, II or III devices, which are subject to general controls, special controls or pre-market approval ("PMA") requirements, respectively. While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices to be cleared by a 510(k) pre-market notification prior to marketing. This establishes that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 became effective. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established the FDA will require the manufacturer to submit a PMA application for a class III device that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. A PMA application is also necessary if the device or the particular application for the device is new. The PMA application must contain the results of clinical trials and relevant prototype tests, laboratory and animal studies. It must also contain a complete description of the device, its components and a detailed description of the methods, facilities and controls used for manufacturing, including the method of sterilization. In addition, the submission must include the proposed labeling, advertising literature and training methods, if applicable. The process of obtaining PMA can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all. Moreover, a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

Of the Company's current surgical device products, Biograft is a Class III device. All other surgical device products have all been classified as Class II medical devices and have received 510(k) marketing clearance from the FDA.

The surgical device business' manufacturing operation is subject to periodic inspections by the FDA, whose primary purpose is to audit the Company's compliance with the Quality System Regulations ("QSR") published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. The Company believes that its manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations.

International Regulation
- ------------------------

International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations and duties and tax. Many of these regulations are similar to those of the FDA. In Japan, a potentially significant market for the Company's surgical device products, clinical trials of certain surgical devices are required before such products can be cleared for sale in the Japanese market. With the exception of the European Union ("EU"), Canada and Australia, the Company relies on its independent distributors to comply with the majority of the foreign regulatory requirements, including registration of the Company's surgical devices with the appropriate governmental authorities. To date, the Company has complied with the regulatory requirements in the foreign countries in which its surgical devices are marketed. See Important Factors - Bovine Tissue Products on Page 14 of this Report.

The registration system in the EU for the Company's surgical devices requires that the Company's quality system conform with international quality standards and that its surgical devices conform with "essential requirements" set forth by the Medical Device Directive ("MDD"). The Company's manufacturing facilities and processes under which the Company's surgical devices are produced were inspected and audited by the British Standards Institute ("BSI") to verify the Company's compliance with the essential requirements of the MDD. BSI verifies that the Company's quality system conforms with the international quality standard and that its products conform with the "essential requirements" set forth by the MDD for the class of surgical devices produced by the Company. BSI certifies the Company's conformity with both the quality standards and the MDD essential requirements, entitling the Company to place the "CE" mark on all the Company's current surgical devices, except Biograft which is exempt. See Important Factors
- - Human Tissue Products on Page 13 of this Report.

Third Party Reimbursement

The Company's surgical devices are purchased primarily by hospitals and other end-users, while the interventional business' unbranded component products are sold directly to medical device manufacturers which distribute finished medical devices to hospitals and other end-users. Hospitals and end-users of such products, in turn, bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private health insurance plans and managed care organizations, reimburse all or part of the costs and fees associated with the procedures utilizing the Company's products.

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

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators and regulators and third party payers to curb these costs. The development or increased use of more cost effective treatments for diseases could cause such payers to decrease or deny reimbursement for surgeries or to favor non-surgical alternatives to those surgical procedures currently utilizing the Company's surgical devices. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan. Higher managed care utilization typically drives down the payments for health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payer measures within a constantly changing healthcare landscape may have on its future business, financial condition or results of operations.

Employees

At October 31, 2001, the Company employed approximately 236 full-time and part-time individuals, with approximately 119 employees in its surgical device business and 117 in its interventional business. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.

(d)  Financial Information About Foreign and Domestic Operations and Export
Sales

The information under the caption "Major Customers and Net Revenue by Geographic Area" on page 34 of the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 1A - Important Factors
- ---------------------------

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

Competitive Industry: Competitive industry factors, including the ability of the surgical device business and the customers of the interventional business to contend with rapid product innovation and technological change in the medical device industry, and the Company's ability to effectively compete with larger, well-established manufacturers of competing products.

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

Human Tissue Product: Human tissue product factors include recently focused attention on the safety of tissue banks, spurred by incidents of the transmission of human disease during tissue transplantation. In the United States, regulations drafted by the FDA have outlined requirements for tissue banks. Although the current regulations have excluded from regulation preserved umbilical cord vein grafts such as Biograft (the Company's only product derived from human tissue), proposed rules indicate that medical devices containing human tissue products may be subject to additional controls. Also, the long-term future regulatory environment for Biograft in Europe is uncertain. The MDD issued by the EU explicitly excludes medical devices from human tissue; however, there is an effort developing to include such devices under a comprehensive regulatory program. This effort is in the early stages, and the Company understands that a consensus on such a directive could take several years. As a result, Biograft may be subject to additional regulations in the United States and Europe, which could make it uneconomical to sell Biograft under a regulatory program.

Bovine Tissue Products: Bovine Tissue Product factors include Bovine Spongiform Encephalopathy ("BSE"), which has been identified in cattle in the United Kingdom and has received much publicity in Europe regarding beef for dietary consumption. Under the direction of the USDA, the U.S. government has had an active program of surveillance and import controls since the late 1980's, designed to prevent the introduction of BSE into U.S. cattle. To date all evidence indicates that U.S. cattle are free of BSE. The Company obtains all of its raw pericardium for its Tissue-Guard products from USDA-inspected slaughterhouses. The World Health Organization ("WHO") has categorized the levels of BSE infectivity of tissue and fluids on a scale of 1 to 4, with category 4 representing no detectable infectivity. The WHO has classified raw pericardium in category 4. The Company's notified body under the MDD, the BSI, has specifically reviewed Tissue-Guard sourcing and manufacturing processes and has certified the Company's bovine pericardium products. While the Company's Dura-Guard product has not been approved for sale in Japan and France, the Company understands that regulatory approvals will not be granted in those countries for the use of animal derivative products, including bovine pericardium, when used as a dura mater substitute. Any prohibition by certain countries of bovine pericardium products as a result of concerns related to BSE could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Distributors and Sales Representatives: The risks pertaining to the Company's dependence on domestic and international distributors and sales representatives, which are utilized to transact a significant portion of the Company's current business related to its surgical device business, and the effects on the Company's operations due to a loss of a significant distributor or a significant number of other distributors or sales representatives.

Dependence on Significant Customer: The risks associated with the Company's significant dependence on one interventional business customer, and the effects on the Company's operations and financial results with changes in the customer's ordering patterns or loss of the customer.

ITEM 2 - Properties
- -------------------

The Company leases approximately 36,000 square feet of office and manufacturing space for its general offices and manufacturing of surgical devices at 2575 University Avenue, St. Paul, Minnesota. The base rent of this lease, which commenced August 1, 1995 and expires July 31, 2005, is approximately $255,000 annually. The Company also has two leases on two facilities for its interventional business totaling 29,000 square feet at 471 and 475 Apollo Drive, Lino Lakes, Minnesota. The base rent of the first lease for 25,000 square feet, which commenced December 1, 1997 and expires five years from that date with a subsequent five year option, is approximately $103,000 annually. The base rent of the second lease for 4,000 square feet, which commenced April 1, 1999 and expires five years from that date with a subsequent five year option, is approximately $34,500 annually. Also, the Company leases approximately 700 square feet for its MCA facility at 219 Oxmoor Circle, Birmingham, Alabama. The MCA lease is paid month to month with base rent totaling $8,000 annually. The Company pays apportioned real estate taxes and common costs on its St. Paul and Lino Lakes leased facilities. The Company believes that its current space will be adequate for at least the next twelve months.

ITEM 3 - Legal Proceedings
- --------------------------

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

ITEM 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A - Executive Officers of the Registrant
- ----------------------------------------------

The Company's executive officers, their ages, and their offices held as of December 31, 2001 are as follows:

- --------------------------------------------------------------------------------
               Name             Age                   Title
- --------------------------------------------------------------------------------
Karen Gilles Larson             59     President, Chief Executive Officer and
                                       Director
- --------------------------------------------------------------------------------
Fariborz Boor Boor              43     President and Chief Operating Officer of
                                       Synovis Interventional Solutions
- --------------------------------------------------------------------------------
David A. Buche                  40     Vice President of Marketing and Sales
- --------------------------------------------------------------------------------
Michael K. Campbell             50     President of Micro Companies Alliance,
                                       Inc.
- --------------------------------------------------------------------------------
Mary L. Frick                   48     Vice President of Regulatory/Clinical/
                                       Quality Affairs
- --------------------------------------------------------------------------------
Evan S. Johnston                41     Vice President of Operations
- --------------------------------------------------------------------------------
Connie L. Magnuson              40     Vice President of Finance and Chief
                                       Financial Officer
- --------------------------------------------------------------------------------
B. Nicholas Oray, Ph.D.         50     Vice President of Research and
                                       Development
- --------------------------------------------------------------------------------

Karen Gilles Larson. Ms. Larson has served as President and Chief Executive Officer of the Company since July 1997 and as a Director of the Company since August 1997. Prior to July 1997, Ms. Larson held the positions of Chief Financial Officer of the Company from December 1990, Vice President of Finance from 1989, and Secretary of the Company from November 1991. Ms. Larson served as the Director of Finance and Administration of the Company from April 1989 to December 1989.

Fariborz Boor Boor. Mr. Boor Boor has served as the President and Chief Operating Officer of Synovis Interventional Solutions since November 2000. Prior to November 2000, he held the position of Vice President and Chief Operating Officer of Synovis IS from March 2000. Prior to March 2000, Mr. Boor Boor held the position of Director of Operations from April 1999, and Director of Quality and Regulatory Affairs from September 1998. From 1989 to 1998, Mr. Boor Boor held various engineering, quality, and manufacturing management positions at Plastech Corporation, a plastics injection molding company serving various industries including the medical device industry. From 1979 to 1989, Mr. Boor Boor held various manufacturing management positions including the Division management of the Fastener Division of Phillips Plastics Corporation serving the automotive industry.

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

Michael K. Campbell. Mr. Campbell has served as President of Micro Companies Alliance (MCA) since July 6, 2001, the acquisition date of MCA by the Company. Prior to the acquisition he was President and CEO of MCA from July 2000 through July 2001. From June 1999 to May 2000, Mr. Campbell served as Executive Vice President of PrimeSource Surgical, a specialty operating room distributor. From 1979 to June 1999, he was with Futuretech, Inc., a specialty medical distribution company serving the southeast United States, and served as principal board member and Vice President.

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

Evan S. Johnston. Mr. Johnston has served as Vice President of Operations since November 2000. Joining the Company in September 1998, Mr. Johnston served as Director of Operations from November 1999. From 1996 to

1998, Mr. Johnston held the position of Director of Manufacturing and Operations at LecTec Corp., a manufacturer of skin interface medical devices. From 1995 to 1996, he served as Director of Manufacturing of Lakeside Nameplate Co., a custom manufacturer of electronic membrane switches. Mr. Johnston served as Manager of Industrial Engineering from 1990 to 1995 at Orthomet Inc., a manufacturer of orthopedic implants and related surgical instruments. From 1986 to 1990, Mr. Johnston held various project management positions for Honeywell, Control Systems Division, a developer of automation solutions for government and commercial industries.

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

PART II

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters
- ------------------------------------------------------------------------------

The information under the caption "Common Stock Information" on page 36 of the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 6 - Selected Financial Data
- --------------------------------

The financial information in the tables and charts under the caption "Financial Highlights" on page 2 of the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16-20 of the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk
- --------------------------------------------------------------------

The Company's quantitative and qualitative disclosures about market risk are included in Item 7.

ITEM 8 - Financial Statements and Supplementary Data
- ----------------------------------------------------

The Company's Consolidated Financial Statements and related Notes thereto on pages 21-34 and the Independent Auditors' Report for fiscal 2001 on page 35 of the Company's 2001 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Quarterly Results" on page 36 of the Company's 2001 Annual Report. The Report of Independent Accountants for fiscal 2000 and 1999 is included on page 21.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
Financial Disclosure
- --------------------

On April 19, 2001, the Company concluded the services of its prior independent auditors, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") and on May 10, 2001, appointed Deloitte and Touche LLP its new independent auditors. This determination followed the Company's decision to seek proposals and competitive bids from independent accounting firms, including PricewaterhouseCoopers, with respect to the engagement of independent accountants to audit the Company's consolidated financial statements for the fiscal year ending October 31, 2001. The decision to appoint Deloitte and Touche LLP was approved by the Company's Audit Committee of the Board of Directors.

The reports of PricewaterhouseCoopers on the consolidated financial statements of the Company for its fiscal years ended October 31, 2000 and October 31, 1999 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period through April 19, 2001, (i) there were no disagreements between the Company and PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference to the subject matter of the disagreement in connection with its reports for such periods and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.

The Company initially reported the change in accountants on Form 8-K on April 26, 2001. The Form 8-K contained a letter from PricewaterhouseCoopers to the Securities and Exchange Commission stating that it agreed with the statements concerning their firm made therein.

PART III

ITEM 10 - Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

(a)  Directors of the Registrant:

The information under the captions "Election of Directors - Information About Nominees" and "Election of Directors - Other Information About Nominees" in the Registrant's 2002 Proxy Statement is incorporated herein by reference.

(b)  Executive Officers of the Registrant:

     Information concerning Executive Officers of the Company is included in this Report on pages 15 and 16 under Item 4A, "Executive Officers of the Registrant."

(c)  Compliance with Section 16(a) of the Exchange Act:

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2002 Proxy Statement is incorporated herein by reference.

ITEM 11 - Executive Compensation
- --------------------------------

The information under the captions "Executive Compensation" and "Election of Directors - Directors' Compensation" in the Registrant's 2002 Proxy Statement is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Registrant's 2002 Proxy Statement is incorporated herein by reference.

ITEM 13 - Certain Relationships and Related Transactions
- --------------------------------------------------------

Not applicable.


PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------------------------------------------------------------------------

(a)  List of documents filed as part of this Report:

     1)   Financial Statements, Related Notes and the Independent Auditors'
          Report:

          All of the following items are incorporated herein by reference from the pages indicated in the Company's 2001 Annual Report, except for the Report of Independent Accountants - PricewaterhouseCoopers LLP:

                                                                            Page

          - Consolidated Balance Sheets as of October 31, 2001 and 2000       21
          - Consolidated Statements of Operations for the years ended
                October 31, 2001, 2000 and 1999                               22
          - Consolidated Statements of Comprehensive Income and
                Shareholders' Equity for the years ended October 31,
                2001, 2000 and 1999                                           23

                  - Consolidated Statements of Cash Flows for the years ended
                        October 31, 2001, 2000 and 1999                      24
                  - Notes to Consolidated Financial Statements             25-34
                  - Independent Auditors' Report of Deloitte & Touche LLP    35
                  - Report of Independent Accountants - PricewaterhouseCoopers
                    LLP (see page 21 of this Report on Form 10-K)

                  The unaudited selected quarterly financial data included under the caption "Quarterly Results" on page 36 of the Company's 2001 Annual Report is incorporated herein by reference.

         2)       Financial Statement Schedule:

                  The following financial statement schedule and Independent Auditors' Report thereon are included herein and should be read in conjunction with the Consolidated Financial Statements referred to above (page numbers refer to pages in this Report on Form 10-K):

                                                                            Page
                                                                            ----

                  - Independent Auditors' Reports on Schedule                22
                  - Schedule II - Valuation and Qualifying Accounts          23

                  All other financial statement schedules not listed have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable.

         3)       Exhibits:

                  The exhibits to this Report on Form 10-K are listed in the
                  Exhibit Index on pages E-1 and E-2 of this Report.

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

                      B. Employee Stock Purchase Plan, as amended (incorporated
                         by reference to Exhibit 10.16 to the Company's Annual Report of Form 10-K for the year ended October 31, 2000 (File No. 0-13907)).

                      C. Form of Change in Control Agreement entered into
                         between the Company and Karen Gilles Larson
                         (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

                      D. Form of Change in Control Agreement entered into
                         between the Company and each of Connie L. Magnuson dated January 12, 1998 and David A. Buche dated January 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1998 (File No. 0-13907)).

                      E. Change in Control Agreement dated February 1, 1999
                         between the Company and

                         Dr. B. Nicholas Oray (incorporated by reference to
                         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No. 0-13907)).

                    F. Change in Control Agreement dated March 1, 2000 between the Company and Fariborz Boor Boor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2000 (File No. 0-13907)).

                    G. Amendment to form of change in control agreement between the Company and Karen Gilles Larson, Connie L. Magnuson, David A. Buche, Dr. B. Nicholas Oray and Fariborz Boor Boor (incorporated by reference to
                         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000 (File No. 0-13907)).

                    H. Change in control agreement dated November 1, 2000 between the Company and each of the following: Mary Frick and Evan Johnston (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2001 (File No. 0-13907)).

                    I. Employment agreement, including a change of control agreement, dated July 6, 2001 between the Company and Michael K. Campbell (incorporated by reference to
                         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2001 (File No. 0-13907)).





(b)      Reports on Form 8-K:

              No reports on Form 8-K were filed during the fiscal quarter ended October 31, 2001.

(c)      Exhibits:

         The response to this portion of Item 14 is included as a separate section of this Report on Form 10-K on pages E-1 and E-2.

(d)      Financial Statement Schedule:

         The response to this portion of Item 14 is included as a separate section of this Report on Form 10-K on page 23.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Bio-Vascular, Inc.

In our opinion, the consolidated balance sheet as of October 31, 2000 and the related consolidated statements of operations, comprehensive income and shareholders' equity and of cash flows for each of the two years in the period ended October 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Bio-Vascular, Inc. and its subsidiary at October 31, 2000 and for each of the two years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 1, 2000

INDEPENDENT AUDITORS' REPORT ON SCHEDULE


To the Board of Directors and Shareholders of Bio-Vascular, Inc.

We have audited the consolidated financial statements of Bio-Vascular, Inc. and subsidiaries (the Company) as of October 31, 2001, and for the year then ended, and have issued our report thereon dated November 30, 2001; such financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included information for the year ended October 31, 2001 on the financial statement schedule of the Company, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Minneapolis, Minnesota
November 30, 2001

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 1, 2000

                                   SCHEDULE II

- --------------------------------------------------------------------------------------------------------------

BIO-VASCULAR, INC.
VALUATION AND QUALIFYING ACCOUNTS
- --------------------------------------------------------------------------------------------------------------
                                               Balance at      Charged to                            Balance
                                               beginning       cost and                              at end of
Description                                    of period       expenses           Deductions         period
- -----------                                    ---------       --------           ----------         ------
Allowance for doubtful accounts:

Year ended October 31, 2001 ...............    $ 115,000       $ 29,000            $ 33,000         $ 111,000

Year ended October 31, 2000 ...............       98,000         48,000              31,000           115,000

Year ended October 31, 1999 ...............      128,000         14,000              44,000            98,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          BIO-VASCULAR, INC.


                                    By  /s/ Karen Gilles Larson
                                    --------------------------------------------
                                    Karen Gilles Larson, President and Chief
                                     Executive Officer (Principal Executive
                                     Officer)

                                          Dated: January 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 25, 2002 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Karen Gilles Larson
- --------------------------------------------------------------------------------
Karen Gilles Larson
President, Chief Executive Officer and Director


/s/ Connie L. Magnuson
- --------------------------------------------------------------------------------
Connie L. Magnuson
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Timothy M. Scanlan
- --------------------------------------------------------------------------------
Timothy M. Scanlan
Chairman, Board of Directors


/s/ Richard W. Perkins
- --------------------------------------------------------------------------------
Richard W. Perkins, Director


/s/ Anton R. Potami
- --------------------------------------------------------------------------------
Anton R. Potami, Director


/s/ William G. Kobi
- --------------------------------------------------------------------------------
William G. Kobi, Director


/s/ Edward E. Strickland
- --------------------------------------------------------------------------------
Edward E. Strickland, Director

BIO-VASCULAR, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2001
- --------------------------------------------------------------------------------

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

 4.2 Form of Rights Agreement, dated as of June 12, 1996, between Bio-Vascular, Inc. and American Stock Transfer & Trust Company, which includes as Exhibit A the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 12, 1996 (File No. 0- 13907)).

 4.3 Restated Articles of Incorporation of the Company, as amended (see Exhibit 3.1).

 4.4 Amendment to Restated Articles of Incorporation of the Company, as amended, dated March 20, 1997 (see Exhibit 3.2).

 4.5  Amended and Restated Bylaws of the Company (see Exhibit 3.3).

10.1  1995 Stock Incentive Plan, as amended (incorporated by reference to
      Exhibit 10.15 to the Company's Annual Report of Form 10-K for the year ended October 31, 1998 (File No. 0-13907)).

10.2  Employee Stock Purchase Plan, as amended (incorporated by reference to
      Exhibit 10.16 to the Company's Annual Report of Form 10-K for the year ended October 31, 2000 (File No. 0-13907)).

10.3 Form of Change in Control Agreement entered into between the Company and Karen Gilles Larson (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

10.4 Form of Change in Control Agreement entered into between the Company and each of Connie L. Magnuson dated January 12, 1998 and David A. Buche dated January 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1998 (File No. 0-13907)).

10.5 Change in Control Agreement dated February 1, 1999 between the Company and Dr. B. Nicholas Oray (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No. 0-13907)).

10.6 Change in Control Agreement dated March 1, 2000 between the Company and Fariborz Boor Boor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2000 (File No. 0-13907)).

10.7 Amendment to form of change in control agreement between the Company and Karen Gilles Larson, Connie L. Magnuson, David A. Buche, B. Nicholas Oray and Fariborz Boor Boor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000 (File No. 0-13907)).

BIO-VASCULAR, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2001
- --------------------------------------------------------------------------------

10.8 Change in control agreement dated November 1, 2000 between the Company and each of the following: Mary Frick and Evan Johnston (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2001 (File No. 0-13907)).

10.9 Acquisition Agreement and Plan of Reorganization by and among the Company, MCA Acquisition, Inc., Medical Companies Alliance, Inc. and Michael K. Campbell, dated July 6, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2001 (File No. 0-13907)).

10.10 Employment agreement, including a change of control agreement, dated July 6, 2001 between the Company and Michael K. Campbell (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2001 (File No. 0-13907)).

10.11 Lease Agreement effective August 1, 1995 between the Company and CMS Investors, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

10.12 Lease Agreement effective August 27, 1997 between Jer-Neen Manufacturing Co., Inc. (d/b/a Synovis Interventional Solutions, Inc.) and F&G Incorporated (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No. 0-13907)).

13.1 Portions of the Company's 2001 Annual Report to Shareholders incorporated herein by reference (filed herewith electronically).

21.1  List of Subsidiaries of the Company (filed herewith electronically).

23.1  Consent of Deloitte and Touche LLP (filed herewith electronically).

23.2  Consent of PricewaterhouseCoopers LLP (filed herewith electronically).