Form 10-Q
period 2002-01-31
BIO VASCULAR INC
filed 2002-03-18
CIK 780127

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------


                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For quarterly period ended January 31, 2002
                                       OR

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

On March 1, 2002, there were 9,310,973 shares of the Registrant's common stock, par value $.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION
------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JANUARY 31, 2002 AND OCTOBER 31, 2001
------------------------------------------------------------------------------

(in thousands, except share and per share data)

                                                                 January 31,   October 31,
                                                                    2002          2001
                                                                ------------   -----------
                                                                (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents .....................................   $  6,155       $  7,090
Accounts receivable, net ......................................      4,256          3,835
Inventories, net ..............................................      5,440          4,898
Deferred income taxes .........................................        223            223
Other .........................................................        416            446
                                                                  --------       --------
    Total current assets ......................................     16,490         16,492

Equipment and leasehold improvements, net .....................      5,146          4,994
Goodwill and other intangible assets, net .....................      7,175          7,201
Deferred income taxes and other ...............................        275            221
                                                                  --------       --------
    Total assets ..............................................   $ 29,086       $ 28,908
                                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable ..............................................   $  1,172       $  1,387
Accrued expenses ..............................................      1,860          2,010
Current maturities of long-term obligations ...................        168            182
                                                                  --------       --------
    Total current liabilities .................................      3,200          3,579
                                                                  --------       --------

Other liabilities .............................................        173            210
                                                                  --------       --------
    Total liabilities .........................................      3,373          3,789
                                                                  --------       --------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at January 31, 2002 and
    October 31, 2001 ..........................................       --             --
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 9,263,198 at January 31, 2002 and
    9,246,170 at October 31, 2001 .............................         93             92
Additional paid-in capital ....................................     29,228         29,163
Unearned compensation .........................................        (88)          (114)
Accumulated deficit ...........................................     (3,520)        (4,022)
                                                                  --------       --------
    Total shareholders' equity ................................     25,713         25,119
                                                                  --------       --------
    Total liabilities and shareholders' equity ................   $ 29,086       $ 28,908
                                                                  ========       ========

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2002 AND 2001
------------------------------------------------------------------------------

(in thousands, except per share data)

                                                      Three Months Ended
                                                         January 31,
                                                       2002        2001
                                                      ------      ------
                                                         (Unaudited)

Net revenue ..................................        $8,029      $6,306
Cost of revenue ..............................         4,025       3,161
                                                      ------      ------
Gross margin .................................         4,004       3,145

Operating expenses:
Selling, general and administrative ..........         2,792       2,259
Research and development .....................           460         386
                                                      ------      ------

Operating income .............................           752         500

Other income, net ............................            18          48
                                                      ------      ------

Income before provision for income taxes......           770         548

Provision for income taxes ...................           268         215
                                                      ------      ------

Net income ...................................        $  502      $  333
                                                      ======      ======

Basic and diluted earnings per share .........        $ 0.05      $ 0.04
                                                      ======      ======

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2002 AND 2001
------------------------------------------------------------------------------

(in thousands)

                                                           Three Months Ended
                                                              January 31,
                                                          2002           2001
                                                         -------       -------
                                                              (Unaudited)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      $  (551)      $   503
                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements ..         (348)         (305)
Investments in patents and trademarks .............          (28)           (9)
Other .............................................          (23)           95
                                                         -------       -------
Net cash used in investing activities .............         (399)         (219)
                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to stock-based compensation plans            66            32
Repayment of capital lease obligations ............          (11)          (70)
Repayments of other long-term obligations .........          (40)          (36)
                                                         -------       -------
Net cash provided by (used in) financing activities           15           (74)
                                                         -------       -------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...........         (935)          210
                                                         -------       -------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..        7,090         5,480
                                                         -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........      $ 6,155       $ 5,690
                                                         =======       =======

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements of Bio-Vascular, Inc. ("Bio-Vascular" or "the Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Form 10-K for the year ended October 31, 2001.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three months ended January 31, 2002 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2002.

(2) ACQUISITION OF BUSINESS:

On March 6, 2002, Synovis Interventional Solutions (IS), a wholly owned subsidiary of Bio-Vascular, Inc., has completed the purchase of the stock of Emtech, Inc., a privately held company with manufacturing capabilities in injection molding, computer numerical control machining and tool building. The $2.1 million cash and stock transaction includes the purchase of the Emtech business, as well as a 20,000-square-foot building in which it is located just minutes from Synovis IS in Lino Lakes, Minnesota.

The Company issued 140,434 shares of its common stock at a price based on a fair market value of $8.04 per share and paid $95,000 in cash in exchange for all the outstanding stock of Emtech. Additionally, the Company $850,000 for the building.

As the acquisition occurred in March 2002, Emtech's operating results are not included in the consolidated financial statements for the three month period ended January 31, 2002. Pro forma combined financial information has not been provided as Emtech's operating results are not considered significant in relation to the Company's results.

(3) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                              January 31,      October 31,
                                                 2002              2001
                                              -----------      -----------
                                              (Unaudited)
Inventories:
Raw materials and supplies..................  $1,717,000       $1,389,000
Work in process.............................   2,146,000        1,974,000
Finished goods..............................   1,577,000        1,535,000
                                              ----------       ----------
                                              $5,440,000       $4,898,000
                                              ==========       ==========

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

(4) EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                          Three Months Ended
                                                             January 31,
                                                          2002          2001
                                                        ---------    ---------
                                                            (Unaudited)
Denominator for basic earnings per share -
Weighted-average common shares..................        9,221,039    8,902,931

Effect of dilutive securities:
Shares associated with deferred
compensation....................................           31,511       74,264

Shares associated with option plans.............          444,282      129,859
                                                        ---------    ---------
Dilutive potential common shares................          475,793      204,123
                                                        ---------    ---------
Denominator for diluted earnings per share -
Weighted-average common shares and dilutive
potential common shares.........................        9,696,832    9,107,054
                                                        =========    =========

Options outstanding with exercise prices
greater than the average market price of the
Company's common stock..........................          109,446      613,144


                                                  As of January 31,
                                            2002                    2001
                                        --------------         --------------
                                                    (Unaudited)

Options outstanding....................      1,370,934              1,269,743
Exercise prices........................ $2.00 - $12.21         $1.87 - $12.21
Expiration dates.......................    2002 - 2009            2001 - 2009
Non-vested stock awards................         31,511                 74,264

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

(5) SEGMENT INFORMATION:

The following table presents certain financial information by business segment for the three month periods ended January 31, 2002 and 2001:

                                                   Three Months Ended
                                                      January 31,
                                                  2002            2001
                                               ----------      ----------
                                                    (Unaudited)
Net revenue:
     Surgical Device Business...............   $4,159,000      $3,640,000
     Interventional Business................    3,870,000       2,666,000
                                               ----------      ----------
         Total..............................   $8,029,000      $6,306,000
                                               ==========      ==========

Operating income:
     Surgical Device Business...............   $  109,000      $  285,000
     Interventional Business................      643,000         215,000
                                               ----------      ----------
          Total.............................   $  752,000      $  500,000
                                               ==========      ==========

(6) SHAREHOLDERS EQUITY:

During the three months ended January 31, 2002, stock options for the purchase of 17,028 shares of the Company's common stock were exercised at prices between $2.688 and $4.938 per share.

(7) NEW ACCOUNTING PRONOUNCEMENTS:

In July of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also requires the identification of reporting units for purposes of assessing potential future impairment of goodwill.

The Company adopted SFAS No. 142 on November 1, 2001. The effect, net of related tax, of implementing this statement are as follows:

                                                      Three Months Ended
                                                         January 31,
                                                   2002               2001
                                                 ---------         ---------
                                                        (Unaudited)
Reported net income...........................   $ 502,000         $ 333,000
Add back: Goodwill amortization...............          -             53,000
                                                 ---------         ---------
Adjusted net income...........................   $ 502,000         $ 386,000
                                                 =========         =========

Basic and diluted earnings per share:
     Reported net income......................      $ 0.05            $ 0.04
     Add back: Goodwill amortization..........          -                 -
                                                    ------            ------
     Adjusted net income......................      $ 0.05            $ 0.04
                                                    ======            ======

BIO-VASCULAR, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

The following table summarizes the Company's amortized intangible assets:

                                         As of January 31,                As of October 31,
                                                2002                            2001
                                   -----------------------------    -----------------------------
                                            (Unaudited)
                                   Gross Carrying    Accumulated    Gross Carrying   Accumulated
                                       Amount       Amortization        Amount       Amortization
                                   --------------   ------------    --------------   ------------
Amortized intangible assets
     Patents and trademarks.......  $ 1,365,000      $   743,000     $ 1,337,000     $   727,000
     Developed technology.........    1,102,000           66,000       1,102,000          39,000
     Noncompete agreements........    1,050,000          340,000       1,050,000         312,000
                                    -----------      -----------     -----------     -----------
         Total....................  $ 3,517,000      $ 1,149,000     $ 3,489,000     $ 1,078,000
                                    ===========      ===========     ===========     ===========

Amortization expense for the three months ended January 31, 2002, was $ 71,000. The estimated amortization expense for each of the next five years is approximately $ 285,000 per year.

The change in goodwill is attributable to increases in the cost of acquired goodwill. No impairment losses or changes due to discontinued operations were incurred during the three months ended January 31, 2002.

The following is the breakdown of goodwill by business segment:

                                 Surgical Device   Interventional     Total
                                 ---------------   --------------     -----
Goodwill at:
     January 31, 2002 (Unaudited)     $714,000      $4,093,000      $4,807,000
     October 31, 2001                 $697,000      $4,093,000      $4,790,000

In August 2001, the FASB issued SFAS no. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which is incurred. Also, in September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, to be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company expects to adopt SFAS Nos. 143 and 144 in fiscal 2003. The Company's management has not yet determined the impact adoption of SFAS Nos. 143 and 144 will have on its consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Forward-Looking Statements:

Except for the historical information contained herein, the disclosures in this Form 10-Q are "forward-looking statements" made under the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission, such as the year-end Annual Report on Form 10-K for the year ended October 31, 2001.

Overview

Bio-Vascular, Inc. (the Company) is a diversified medical device company engaged in developing, designing, manufacturing and bringing to market products to improve the quality of human life. The Company's businesses provide medical devices for the surgical and interventional treatment of disease. Bio-Vascular's implantable biomaterials products offer biocompatible solutions to reduce risks of critical surgeries, leading to better patient outcomes and lower costs. The Micro Companies Alliance (MCA) subsidiary serves the niche market of microsurgery, and its products are used across several surgical specialties. Bio-Vascular's Synovis Interventional Solutions (Synovis IS) subsidiary custom designs, develops and manufactures complex micro-wire forms that are used in interventional devices for cardiac rhythm management, neurostimulation and vascular procedures.

Acquisition of Emtech, Inc.

On March 6, 2002, the Synovis IS business subsidiary of the Company purchased the stock of Emtech, Inc., a private company located in Lino Lakes, Minnesota with manufacturing capabilities including injection molding, computer numerical control machining and tool building. The Company believes that Emtech's capabilities will expand the scope of the Company's offerings to its OEM customers and could be used to manufacture components of some current Bio-Vascular products at a lower cost. The Company will discontinue the use of the Emtech, Inc., name and will operate this business as a division of Synovis Interventional Solutions.

The $2.1 million cash and stock transaction includes the purchase of the Emtech business, as well as a 20,000-square-foot building in which it is located just minutes from Synovis IS in Lino Lakes, Minnesota. The Company issued 140,434 shares of its common stock at a price based on a fair market value of $8.04 per share and paid $95,000 in cash in exchange for all the outstanding stock of Emtech. Additionally, the Company paid $850,000 for the building.

As the acquisition occurred in March 2002, Emtech's operating results are not included in the consolidated financial statements for the three month period ended January 31, 2002. Pro forma combined financial information has not been provided as Emtech's operating results are not considered significant in relation to the Company's results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
------------------------------------------------------------------------------


Results of Operations

Comparison of the Three Months Ended January 31, 2002 with the Three Months Ended January 31, 2001

Consolidated net revenue increased 27% to $8,029,000 in the first quarter of fiscal 2002 from $6,306,000 in the first quarter of last year. The Company's consolidated operating income grew by 50% to $752,000 from $500,000 in the prior-year quarter. Consolidated net income increased to $502,000, or five cents per diluted share, up 51% from $333,000, or four cents per diluted share, in the first quarter of fiscal 2001.

The surgical device unit's net revenue grew 14% to $4,159,000 from $3,640,000 in the year-ago quarter. Net worldwide revenue from the sales of Peri-Strips(R) increased by 15% and contributed $1.32 million in revenue for the quarter to the surgical device business, compared to $1.14 million in revenue in the first quarter of 2001. Peri-Strips are used to reduce risks and improve patient outcomes in gastric bypass surgery, a surgical treatment for morbid obesity which is considered epidemic in the United States. In November 2001, Bio-Vascular received a U.S. patent for Veritas(TM), the Company's revolutionary implantable biomaterial tissue. Bio-Vascular received FDA marketing clearance for the use of Veritas as a sling for stress urinary incontinence and as a reconstructive material for pelvic floor reconstruction, a surgical treatment for prolapse, the falling or sliding of organs in the pelvic area. Prolapse is a frequent condition in women caused by childbearing, age and lifting. The Company anticipates a full market launch of the Veritas product for these two indications in the second half of the year, using early results from marketing clinical trials as support.

The microsurgery business, acquired in July 2001, contributed net revenue of $249,000 in the first quarter, compared to $170,000 in the fourth quarter of fiscal 2001, a consecutive quarter increase of 46%. Of the first quarter revenue, $202,000 was from the sales of the Microvascular Anastomotic Coupler System (the Coupler), the focal product of the microsurgery business. The Coupler is a device that enables microsurgeons to connect small arteries or veins, without using sutures, quickly, easily and with consistently excellent results.

The interventional business, conducted through the Company's Synovis Interventional Solutions (IS) subsidiary, generated net revenue of $3,870,000 in the first quarter, a 45% increase over $2,666,000 revenue in the first quarter last year. Net revenue during the first quarter of fiscal 2002 include $415,000 in milestone payments, resulting from work done by the Synovis IS Technology Development Center under an agreement to develop and manufacture an embolic distal protection device designed and patented by Metamorphic Surgical Devices, LLC, an unrelated company.

The consolidated gross margin percentage for the first quarters of fiscal 2002 and 2001 remained constant at 50%. Factors which affect the gross margin include the relative revenue of each business unit, product mix, volume and other production activities. The Company's consolidated gross margin may fluctuate quarter to quarter based on variations in these factors.

Consolidated selling, general and administrative (SG&A) expense during the first quarter of fiscal 2002 increased $533,000 or 24%, to $2,792,000 from $2,259,000 in the comparable fiscal 2001 quarter. This, however, represented a decrease as a percentage of net revenue from 36% in the fiscal 2001 quarter to 35% in the fiscal 2002 quarter as result of higher revenue levels combined with a comparatively smaller increase in SG&A spending during the quarter.

Consolidated research and development (R&D) expense during the first quarter of fiscal 2002 was $460,000, an increase of $74,000, or 19%, from the fiscal 2001 first quarter R&D expense of $386,000. In both business units, R&D expense fluctuates from quarter to quarter based on the timing of projects. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
------------------------------------------------------------------------------


The Company's consolidated operating income for the first quarter of fiscal 2002 was $752,000, representing an increase of $252,000 from $500,000 during the first quarter of fiscal 2001. Operating income from the interventional business climbed to $643,000, a 199% increase over $215,000 in the same period last year. This substantial increase in operating income comes primarily from the milestone payments from Metamorphic Surgical Devices, LLC. This increase was offset by the surgical device unit's first quarter operating income decrease to $109,000 in fiscal 2002 from $285,000 in fiscal 2001. Operating income from the surgical device business was in line with the Company's plans and reflects decisions to increase investment spending for R&D and for the first phase of developing the infrastructure to market and sell the Microvascular Anastomotic Coupler System more widely.

Other income, primarily interest income, was $18,000 in the fiscal 2002 quarter and $48,000 in the fiscal 2001 quarter. The decrease in other income is attributable to lower interest income yields in fiscal 2002 as compared to the first quarter of fiscal 2001. The Company's income before income taxes was $770,000 in the fiscal 2002 quarter as compared to $548,000 in the fiscal 2001 quarter.

The Company recorded a provision for income taxes of $268,000 in the first quarter of fiscal 2002, at an effective tax rate of 35%, as compared to $215,000 at an effective tax rate of 39% for the first quarter last year. The effective tax rate of 35% for the first quarter represents the expected annual effective tax rate to be applied for fiscal 2002 based on forecasted income before income taxes for the year.

The Company's consolidated first quarter 2002 net income increased to $502,000, or five cents per diluted share, from $333,000, or four cents per diluted share, in the same quarter of fiscal 2001.

Liquidity and Capital Resources

Cash and cash equivalents were $6,155,000 at January 31, 2002 as compared to $7,090,000 at October 31, 2001, a decrease of $935,000.

Operating activities used cash of $551,000 in the first three months of fiscal 2002, as compared to providing cash of $503,000 during the same period in fiscal 2001. Cash was used by operations during the fiscal 2002 first quarter through a net decrease in working capital primarily used for inventory, accounts receivable and accounts payable partially offset by the combination of net income and non-cash expenses.

Investing activities used $399,000 of cash during the first quarter of fiscal 2002, which included $348,000 in purchases of equipment and leasehold improvements, $28,000 of investments in patents and trademarks, and $23,000 for acquisition payments.

Financing activities provided $15,000 of cash during the first quarter of fiscal 2002, which consisted of proceeds of $66,000 received upon the exercise of stock options, offset by $51,000 in cash repayments of capital equipment lease and other long-term obligations. The Company has long-term obligations (including current portions) of $341,000 at January 31, 2002, requiring payments through 2004.

The Company believes existing cash and investments will be sufficient to satisfy its cash requirements for the next twelve months. This forward-looking statement, as well as the Company's long-term cash requirements, will be a function of a number of variables, including research & development priorities, acquisition opportunities and the growth and profitability of the business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
------------------------------------------------------------------------------


New Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which is incurred. Also, in September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, to be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company expects to adopt SFAS Nos. 143 and 144 in fiscal 2003. The Company's management has not yet determined the impact adoption of SFAS Nos. 143 and 144 will have on its consolidated financial position and results of operations.

Change in Company Name

In November, 2001 the Board of Directors voted to propose an amendment to the Company's restated articles of incorporation for the purpose of changing the Company's name from "Bio-Vascular, Inc." to "Synovis Life Technologies, Inc." The name change was approved by the shareholders at the Company's 2002 annual meeting on February 26, 2002, and will become effective upon the filing of a certificate of amendment of the articles of incorporation with the Secretary of State of Minnesota.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits. None.

            Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended January 31, 2002.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        BIO-VASCULAR, INC.



Dated:  March 18, 2002                  /s/ Connie L. Magnuson
                                        --------------------------------------
                                        Connie L. Magnuson

                                        Vice President of Finance and Chief
                                        Financial Officer
                                        (Principal Financial Officer)