Form 10-Q
period 2002-04-30
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2002-06-13
CIK 780127

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For quarterly period ended April 30, 2002
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ___ to ____

                         Commission File Number 0-13907

            --------------------------------------------------------


                         SYNOVIS LIFE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                        State of Incorporation: Minnesota
                 I.R.S. Employer Identification No.: 41-1526554

               Principal Executive Offices: 2575 University Avenue
                            St. Paul, Minnesota 55114
                        Telephone Number: (651) 603-3700

                         Former name: Bio-Vascular, Inc.
                        Date of Name Change: May 1, 2002

            --------------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No _____
                                          ---

On June 3, 2002, there were 9,514,537 shares of the Registrant's common stock, par value $.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF APRIL 30, 2002 AND OCTOBER 31, 2001
(in thousands)

                                                                                  April 30,          October 31,
                                                                                    2002                2001
ASSETS                                                                          (Unaudited)
Current assets:
Cash and cash equivalents                                                              $ 6,714            $ 7,090
Accounts receivable, net                                                                 4,633              3,835
Inventories                                                                              6,002              4,898
Deferred income taxes                                                                      223                223
Other                                                                                      485                446
                                                                               ----------------    ---------------
    Total current assets                                                                18,057             16,492

Equipment and leasehold improvements, net                                                7,366              4,994
Goodwill and other intangible assets, net                                                7,187              7,201
Deferred income taxes and other                                                             62                221
                                                                               ----------------    ---------------
    Total assets                                                                       $32,672            $28,908
                                                                               ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                       $ 1,713            $ 1,387
Accrued expenses                                                                         2,365              2,010
Current maturities of long-term obligations                                                279                182
                                                                               ----------------    ---------------
    Total current liabilities                                                            4,357              3,579
                                                                               ----------------    ---------------


Other liabilities                                                                          310                210
                                                                               ----------------    ---------------
    Total liabilities                                                                    4,667              3,789
                                                                               ----------------    ---------------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at April 30, 2002 and
    October 31, 2001                                                                         -                  -
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 9,507,404 at April 30, 2002 and
    9,246,170 at October 31, 2001                                                           95                 92
Additional paid-in capital                                                              30,726             29,163
Unearned compensation                                                                      (62)              (114)
Accumulated deficit                                                                     (2,754)            (4,022)
                                                                               ----------------    ---------------
    Total shareholders' equity                                                          28,005             25,119
                                                                               ----------------    ---------------
    Total liabilities and shareholders' equity                                         $32,672            $28,908
                                                                               ================    ===============

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 2002 AND 2001 (in thousands, except per share data)

                                                   Three Months Ended                Six Months Ended
                                                        April 30,                        April 30,
                                                  2002             2001            2002             2001
                                               -------------    ------------   -------------    -------------
                                                       (Unaudited)                      (Unaudited)
Net revenue                                          $9,484          $7,155         $17,513          $13,461
Cost of revenue                                       4,822           3,599           8,847            6,761
                                               -------------    ------------   -------------    -------------
Gross margin                                          4,662           3,556           8,666            6,700

Operating expenses:
Selling, general and administrative                   3,084           2,457           5,878            4,717
Research and development                                413             410             872              794
                                               -------------    ------------   -------------    -------------

Operating income                                      1,165             689           1,916            1,189

Other income, net                                         9              47              27               94
                                               -------------    ------------   -------------    -------------

Income before provision for income taxes              1,174             736           1,943            1,283

Provision for income taxes                              408             289             675              503
                                               -------------    ------------   -------------    -------------

Net income                                           $  766          $  447         $ 1,268          $   780
                                               =============    ============   =============    =============

Earnings per share:
        Basic                                        $ 0.08          $ 0.05         $  0.14          $  0.09
                                               =============    ============   =============    =============
        Diluted                                      $ 0.08          $ 0.05         $  0.13          $  0.09
                                               =============    ============   =============    =============

      The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED APRIL 30, 2002 AND 2001
(in thousands)

                                                                  Six Months Ended
                                                                      April 30,
                                                                2002            2001
                                                                     (Unaudited)
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $   805         $ 1,151
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements                              (766)           (671)
Investments in patents and trademarks                               (100)            (26)
Acquisition of Emtech, Inc., net of cash received                   (620)              -
Other                                                                (32)             95
                                                             ------------    ------------

Net cash used in investing activities                             (1,518)           (602)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans               449             134
Repayment of capital lease obligations                               (31)            (89)
Repayments of other long-term obligations                            (81)            (74)
                                                             ------------    ------------

Net cash provided by (used in) financing activities                  337             (29)
                                                             ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (376)            520

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   7,090           5,480
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 6,714         $ 6,000
                                                             ============    ============

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements of Synovis Life Technologies, Inc. ("Synovis Life Technologies" or "the Company"), formerly known as Bio-Vascular, Inc., have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Form 10-K for the year ended October 31, 2001.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and six months ended April 30, 2002 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2002.

(2) ACQUISITION OF BUSINESS:

On March 6, 2002, Synovis Interventional Solutions (IS), a wholly owned subsidiary of Synovis Life Technologies, Inc., completed the purchase of the stock of Emtech, Inc., a privately held company with manufacturing capabilities in injection molding, computer numerical control machining and tool building. The aggregate $2.1 million cash and stock transaction includes the purchase of the Emtech business, as well as a 20,000-square-foot building located in Lino Lakes, Minnesota.

The Company issued 140,434 shares of its common stock at a price based on a fair market value of $8.04 per share and paid $95,000 in cash in exchange for all the outstanding stock of Emtech. Additionally, the Company paid $852,000 for the building. Emtech's name was subsequently changed to Synovis Precision Engineering (PE).

As the acquisition occurred in March 2002, PE's operating results for March and April 2002 are included in the Consolidated Condensed Statement of Operations for the three and six month periods ended April 30, 2002. The assets and liabilities acquired in the transaction are included in the Company's Consolidated Condensed Balance Sheet as of April 30, 2002 and the purchase transaction has been included in the Consolidated Condensed Statement of Cash Flows for the six month period ended April 30, 2002.

The Company has substantially completed the allocation process of the purchase price to the assets and liabilities acquired, as reflected in the Consolidated Condensed Balance Sheet as of April 30, 2002. Pro forma combined financial information for the three and six month period ended April 30, 2002 and 2001 has not been provided as PE's historical operating results are not considered significant in relation to the Company's results for the periods then ended. The Company expects to finalize the values assigned as of October 31, 2002.

(3) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                               April 30,    October 31,
                                                                 2002          2001
                                                                 ----          ----
                                                              (Unaudited)
Inventories:
Raw materials .............................................  $  1,623,000  $  1,389,000
Work in process ...........................................     2,483,000     1,974,000
Finished goods ............................................     1,896,000     1,535,000
                                                             ------------  ------------
                                                             $  6,002,000  $  4,898,000
                                                             ============  ============

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(4) EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                    Three Months Ended           Six Months Ended
                                                         April 30,                   April 30,
                                                    2002           2001         2002           2001
                                                    ----           ----         ----           ----
                                                        (Unaudited)                 (Unaudited)
Denominator for basic earnings per share -
weighted-average common shares ................   9,367,728      8,914,237    9,301,541      8,908,490


Effect of dilutive securities:
Shares associated with deferred
compensation ..................................      31,511         74,264       31,511         74,264

Shares associated with option plans ...........     451,816        226,702      449,541        175,615
                                                  ---------      ---------    ---------      ---------
Dilutive potential common shares ..............     483,327        300,966      481,052        249,879
                                                  ---------      ---------    ---------      ---------


Denominator for diluted earnings per share -
weighted-average common shares and dilutive
potential common shares .......................   9,851,055      9,215,203    9,782,593      9,158,369
                                                  =========      =========    =========      =========

Options outstanding with exercise prices
greater than the average market price of the
Company's common stock ........................     138,974        156,074      109,733        449,054
                                                  =========      =========    =========      =========

                                                                            As of April 30,
                                                                       2002                 2001
                                                                       ----                 ----
                                                                              (Unaudited)
Options outstanding ...........................................        1,417,979            1,305,660
Range of exercise prices ......................................   $2.09 - $12.21       $2.09 - $12.21
Range of expiration dates .....................................      2002 - 2010          2001 - 2009
Non-vested stock awards .......................................           31,511               74,264

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED

(5) SEGMENT INFORMATION:

The following table presents certain financial information by business segment for the three and six month periods ended April 30, 2002 and 2001:

                                                         Three Months Ended                 Six Months Ended
                                                              April 30,                          April 30,
                                                        2002             2001              2002            2001
                                                        ----             ----              ----            ----
                                                             (Unaudited)                        (Unaudited)
Net revenue:
     Surgical device business                       $ 4,835,000       $ 3,807,000     $  8,994,000      $  7,447,000
     Interventional business                          4,649,000         3,348,000        8,519,000         6,014,000
                                                    -----------       -----------     ------------      ------------
         Total                                      $ 9,484,000       $ 7,155,000     $ 17,513,000      $ 13,461,000
                                                    ===========       ===========     ============      ============


Operating income:
     Surgical device business                       $   501,000       $   312,000     $    610,000      $    597,000
     Interventional business                            664,000           377,000        1,306,000           592,000
                                                    -----------       -----------     ------------      ------------
         Total                                      $ 1,165,000       $   689,000     $  1,916,000      $  1,189,000
                                                    ===========       ===========     ============      ============



(6) SHAREHOLDERS' EQUITY:

During the six months ended April 30, 2002, stock options for the purchase of 103,382 shares of the Company's common stock were exercised at prices between $2.66 and $5.15 per share. Also, 17,418 shares of common stock were purchased by employees at a price of $5.07 under the Company's employee stock purchase plan.

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

The Company adopted SFAS No. 142 on November 1, 2001. The effect of implementing this statement on net income and diluted earnings per share is as follows:

                                                         Three Months Ended                   Six Months Ended
                                                              April 30                            April 30
                                                        2002              2001            2002              2001
                                                        ----              ----            ----              ----
                                                             (Unaudited)                              (Unaudited)
Reported net income                                 $   766,000       $   447,000     $  1,268,000      $    780,000
Add back: Goodwill amortization                               -            56,000                -           110,000
                                                    -----------       -----------     ------------      ------------
Adjusted net income                                 $   766,000       $   503,000     $  1,268,000      $    890,000
                                                    ===========       ===========     ============      ============
Diluted earnings per share:
     Reported net income                            $      0.08       $      0.05     $       0.13      $       0.09
     Add back: Goodwill amortization                          -              0.01                -              0.01
                                                    -----------       -----------     ------------      ------------
     Adjusted net income                            $      0.08       $      0.06     $       0.13      $       0.10
                                                    ===========       ===========     ============      ============

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED

The following table summarizes the Company's amortized intangible assets:

                                               As of April 30,            As of October 31,
                                                    2002                       2001
                                                    ----                       ----
                                                (Unaudited)

                                        Gross Carrying Accumulated  Gross Carrying Accumulated
                                            Amount     Amortization     Amount     Amortization
                                            ------     ------------     ------     ------------
Amortized intangible assets:
     Patents and trademarks              $ 1,437,000   $   760,000   $ 1,337,000   $   727,000
     Developed technology                  1,102,000        94,000     1,102,000        39,000
     Noncompete agreements                 1,050,000       367,000     1,050,000       312,000
                                         -----------   -----------   -----------   -----------
         Total                           $ 3,589,000   $ 1,221,000   $ 3,489,000   $ 1,078,000
                                         ===========   ===========   ===========   ===========


Amortization expense for the six months ended April 30, 2002, was $143,000, based on the Company's present intangible assets. The estimated amortization expense for each of the next five years is approximately $285,000 per year.

The change in goodwill during the six months ended April 30, 2002, $29,000, is primarily attributable to an earnout from a previous acquisition. No impairment losses or changes due to discontinued operations were incurred during the six months ended April 30, 2002.

The following is the breakdown of goodwill by business segment:

                                Surgical device business        Interventional business         Total
                                ------------------------        -----------------------         -----
Goodwill at:
   April 30, 2002 (Unaudited)          $ 726,000                     $ 4,093,000            $ 4,819,000
   October 31, 2001                    $ 697,000                     $ 4,093,000            $ 4,790,000


In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Also, in September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, to be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company expects to adopt SFAS Nos. 143 and 144 in fiscal 2003. The Company's management has not yet determined the impact the adoption of SFAS Nos. 143 and 144 will have on its consolidated financial position and results of operations.

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


Overview

Synovis Life Technologies, Inc. (SLT) is a diversified medical device company, engaged in developing, manufacturing and bringing to market products for the surgical and interventional treatment of disease. Its businesses are comprised of two reportable segments, the surgical device business and the interventional business, based upon similarities of the underlying business operations and products of each.

SLT's surgical device business includes Synovis Surgical Innovations (SI) and Synovis Micro Companies Alliance (MCA). SI provides implantable biomaterial products and surgical tools which offer biocompatible solutions to reduce risks of critical surgeries, leading to better patient outcomes and lowering cost. MCA provides products used across several surgical specialties in the niche microsurgery market.

SLT's interventional business includes Synovis Interventional Solutions (IS) and Synovis Precision Engineering (PE). IS designs, engineers and manufactures precision micro-wire forms used in interventional devices, such as pacemakers and implantable defibrillators, for various cardiac, neuro and vascular procedures. PE manufactures products using its injection molding, computer numerical control machining and tool building capabilities.

Acquisition of Emtech, Inc.

On March 6, 2002, the IS subsidiary of the Company purchased the stock of Emtech, Inc., a private company located in Lino Lakes, Minnesota with manufacturing capabilities including injection molding, computer numerical control machining and tool building. The Company believes that Emtech's capabilities will expand the scope of the Company's offerings to its OEM customers and could be used to manufacture components of some current SI products at a lower cost. The Company has changed the Emtech, Inc. name to Synovis Precision Engineering, which will be operated as a division of Synovis Interventional Solutions.

The aggregate $2.1 million cash and stock transaction includes the purchase of the Emtech business, as well as a 20,000-square-foot building located in Lino Lakes, Minnesota. The Company issued 140,434 shares of its common stock at a price based on a fair market value of $8.04 per share and paid $95,000 in cash in exchange for all the outstanding stock of Emtech. Additionally, the Company paid $852,000 for the building.

PE's operating results for March and April 2002 are included in the consolidated condensed financial statements for the three and six month periods ended April 30, 2002. Pro forma combined financial information have not been provided as Emtech's operating results are not considered significant in relation to the Company's consolidated financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Results of Operations

Comparison of the Three Months Ended April 30, 2002 with the Three Months Ended April 30, 2001

For the second quarter of fiscal 2002, consolidated net revenue increased 33% to $9,484,000 from $7,155,000 in the second quarter of fiscal 2001. The Company's consolidated operating income for the second quarter of fiscal 2002 grew 69% to $1,165,000 from $689,000 in the prior year quarter. Consolidated net income for the quarter increased to $766,000, or eight cents per diluted share, up 71% from $447,000, or five cents per share, in the same quarter of fiscal 2001.

The surgical device business generated net revenue growth in the second quarter of fiscal 2002 of 27%, to $4,835,000 from $3,807,000 in the year-ago quarter. Worldwide net revenue from the sales of Peri-Strips(R) increased 42%, contributing net revenue of $1.65 million in the second quarter of 2002, compared to $1.16 million in the second quarter of 2001. Peri-Strips are used to reduce risks and improve patient outcomes in many procedures, notably gastric bypass surgery, a surgical treatment for morbid obesity which is considered epidemic in the United States. Management believes the demonstrated efficacy and increased public awareness of this procedure will generate rapid growth in the number of these procedures performed. In November 2001, the Company received a U.S. patent for Veritas(TM), a revolutionary implantable biomaterial tissue. The Company has received FDA marketing clearance for the use of Veritas as a sling for stress urinary incontinence and as a reinforcement for the surgical treatment of prolapse and pelvic floor reconstruction. Prolapse, the falling or sliding of organs in the pelvic area, is a frequent condition in women caused by injury during childbirth and by the aging process. The Company's commercial introduction of the Veritas product for these two indications occurred at the annual meeting of the American Urological Society in late May.

The microsurgery business Synovis Micro Companies Alliance (MCA), acquired in July 2001, contributed net revenue of $287,000 in the second quarter of 2002, compared to $249,000 in the first quarter of 2002, a consecutive quarter increase of 15%. Of the second quarter revenue, $243,000 was from sales of the Microvascular Anastomotic Coupler System (the Coupler), the focal product of the microsurgery business. The Coupler is a device that enables microsurgeons to connect small arteries or veins - without sutures - quickly, easily and with consistently favorable results as compared to conventional suturing.

The interventional business, conducted through the Company's Synovis Interventional Solutions (IS) subsidiary and its Synovis Precision Engineering division (PE), generated net revenue of $4,649,000 in the second quarter of 2002, a 39% increase over $3,348,000 in the second quarter last year. PE, acquired by IS on March 6, 2002, added net revenue of $310,000 to the second quarter of this year. Excluding revenue from the PE division, the growth rate of the base interventional business grew 30% compared with the second quarter of 2001, primarily due to higher revenue related to coil sales from existing customers and increased Technology Development Center (TDC) revenue.

The consolidated gross margin percentage decreased one percentage point to 49% during the second quarter of fiscal 2002 from the same quarter of fiscal 2001, which is primarily attributable to business unit sales mix in the comparative quarters. Factors which affect the gross margin include the relative revenue of each business unit, product mix, volume and other production activities. The Company's consolidated gross margin may fluctuate quarter to quarter based on variations in these factors.

Consolidated selling, general and administrative (SG&A) expense during the second quarter of fiscal 2002 increased $627,000 or 26%, to $3,084,000 from $2,457,000 in the comparable fiscal 2001 quarter, but declined as a percentage of net revenue from 34% in the fiscal 2001 quarter to 33% in the fiscal 2002 quarter as a result of higher revenue levels combined with a slightly smaller increase in SG&A spending.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Consolidated research and development (R&D) expense during the second quarter of fiscal 2002 of $413,000 was consistent with the $410,000 in R&D expense during the same quarter last year. In both business units, R&D expense fluctuates from quarter to quarter based on the timing of projects. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and timing of those costs for each project.

The Company's consolidated operating income for the second quarter of fiscal 2002 increased 69% to $1,165,000 from $689,000 in the second quarter of 2001, resulting from higher contributions by both businesses. Operating income for the interventional business increased $287,000 or 76%, to $664,000 from $377,000 in the year-ago quarter. The increase is primarily due to higher revenue, controlled organizational spending and increased margins. The surgical device business' second quarter operating income increased 61% to $501,000 in fiscal 2002 from $312,000 in fiscal 2001. Operating income was in line with the Company's plans and primarily reflects increased revenues compared to the year-ago quarter, as well as decisions to implement the first phase of developing the infrastructure to market and sell the Microvascular Anastomotic Coupler System more widely.

Other income, primarily net interest income, was $9,000 in the second fiscal 2002 quarter, compared with $47,000 in the same fiscal 2001 quarter. The decrease in other income is attributable to lower interest income yields in fiscal 2002 as compared to fiscal 2001. The Company's income before income taxes was $1,174,000 in the fiscal 2002 quarter as compared to $736,000 in the second quarter of fiscal 2001.

The Company recorded a provision for income taxes of $408,000 in the second quarter of fiscal 2002, at an effective tax rate of 35%, as compared to $289,000 at an effective tax rate of 39% in the second quarter of fiscal 2001. The decrease in the effective tax rate in fiscal 2002 compared to fiscal 2001 is primarily due to the decreased impact of permanent differences on the Company's increased pre-tax income level. The effective tax rate of 35% for the second quarter represents the expected annual effective tax rate to be applied for fiscal 2002 based on forecasted income before income taxes for the year.

The Company's consolidated second quarter fiscal 2002 net income increased to $766,000, or eight cents per diluted share, from $447,000, or five cents per share, in the second quarter of fiscal 2001.

Comparison of the Six Months Ended April 30, 2002 with the Six Months Ended April 30, 2001

Consolidated net revenue increased 30% during the first six months of fiscal 2002 to $17,513,000 from $13,461,000 in the first half of fiscal 2001. The Company's consolidated operating income increased to $1,916,000 from $1,189,000 during the first two quarters of fiscal 2001, an increase of 61%. The Company's consolidated net income for the six months ended April 30, 2002 increased to $1,268,000, or thirteen cents per diluted share, from $780,000, or nine cents per share, during the first half of fiscal 2001.

Net revenue for the surgical device business in the first half of fiscal 2002 increased $1,547,000, or 21%, to $8,994,000 from $7,447,000 in the same period of fiscal 2001. Included in the fiscal 2002 revenue is $536,000 in revenue from MCA. The SI division experienced revenue increases across all product groups during the first half of fiscal 2002 over the comparable period of fiscal 2001. On a year to date basis, revenue from Peri-Strips increased 29% driven by a 36% increase in domestic Peri-Strips sales during the current year. The significant increase in Peri-Strips revenue during fiscal 2002 is believed to be due to the Company's continued market penetration into gastric bypass, a surgical procedure for the treatment of morbid obesity. Management believes the demonstrated efficacy and increased public awareness of this procedure will generate rapid growth in the number of these procedures performed. Sales of Tissue-Guard increased $261,000, or 9%, to $3,246,000 during the first half of fiscal 2002 compared to the fiscal 2001 first half.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Net revenue for the interventional business in the first half of fiscal 2002 increased 42% to $8,519,000 from $6,014,000 in the comparable prior year period. Included in net revenue for the first half of fiscal 2002 is $415,000 in milestone payments, resulting from work done by the IS Technology Development Center under an agreement to develop and manufacture an embolic distal protection device designed and patented by Metamorphic Surgical Devices, LLC, an unrelated company. Also included is $310,000 in net revenue from PE during March and April of fiscal 2002. IS generated revenue growth in every product category over the same period of fiscal 2001.

The Company's consolidated gross margin percentage decreased one percentage point to 49% during the first half of fiscal 2002 from the first six months of the prior year. This decrease is primarily attributable to business unit sales mix in the comparative periods, as the gross margin of the surgical device business is typically higher than that of the interventional business. Factors which affect the gross margin include the relative revenue of each business unit, product mix, volume and other production activities. The Company's consolidated gross margin may fluctuate period to period based on variations in these factors.

Consolidated SG&A expense during the first six months of fiscal 2002 increased 25%, to $5,878,000 from $4,717,000 in the comparable fiscal 2001 period, but declined slightly as a percentage of net revenue from 35% in fiscal 2001 to 34% in fiscal 2002 as a result of higher revenue levels combined with a comparatively smaller increase in SG&A spending during the period.

Consolidated R&D expense during the first half of fiscal 2002 was $872,000, an increase of $78,000, or 10%, from the comparable fiscal 2001 expense of $794,000. In both business units, R&D expense is expected to fluctuate from period to period based on the timing of projects. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and the timing of those costs for each project.

The Company's consolidated operating income for the first six months of fiscal 2002 was $1,916,000, representing an increase of 61%, from $1,189,000 during the comparable period of fiscal 2001. Interventional business operating income increased $714,000 to $1,306,000 in the first half of fiscal 2002, from $592,000 in the comparative fiscal 2001 period. This was driven by the business unit's incremental revenues and production efficiencies achieved during the period, as well as $415,000 in milestone payments received in conjunction with the unit's work for Metamorphic Surgical Devices, LLP. First half operating income for the surgical device business increased to $610,000 in fiscal 2002 from $597,000 in fiscal 2001. This was in line with the Company's plans and reflects decisions to increase investment spending for R&D and to implement the first phase of developing the infrastructure to market and sell the Microvascular Anastomotic Coupler System more widely.

Other income, primarily net interest income, was $27,000 in the first six months of fiscal 2002 and $94,000 in the comparative period of fiscal 2001. The decrease in other income is attributable to lower interest income yields in fiscal 2002 compared to fiscal 2001. The Company's income before income taxes was $1,943,000 in the first half of fiscal 2002, as compared to $1,283,000 in the fiscal 2001 period.

The Company recorded a provision for income taxes of $675,000 in the first two quarters of fiscal 2002, at an effective tax rate of 35%, as compared to a provision for income taxes of $503,000, at an effective tax rate of 39% in the first half of fiscal 2001. The decrease in the effective tax rate in fiscal 2002 from the comparable period of fiscal 2001 is primarily due to the decreased impact of permanent differences on the Company's increased pre-tax income level. The effective tax rate of 35% for the first six months represents the expected annual effective tax rate to be applied for fiscal 2002 based on forecasted income before income taxes for the year.

The Company's consolidated first half fiscal 2002 net income increased to $1,268,000, or thirteen cents per diluted share, from $780,000, or nine cents per share, in same period of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Liquidity and Capital Resources

Cash and cash equivalents were $6,714,000 at April 30, 2002 as compared to $7,090,000 at October 31, 2001, a decrease of $376,000. The Company primarily utilizes internally generated cash flow and existing cash balances to fund its businesses. As of April 30, 2002, the Company has long-term obligations (including current portions) of $589,000, requiring payments through 2004.

Operating activities provided cash of $805,000 in the first six months of fiscal 2002, as compared to providing cash of $1,151,000 during the first half of fiscal 2001. Cash was provided by operations during fiscal 2002 through the combination of net income and non-cash expenses, partially offset by a net increase in working capital primarily used for accounts receivable and inventories.

Investing activities used $1,518,000 of cash during the first six months of fiscal 2002, which included $766,000 in purchases of equipment and leasehold improvements, $620,000 for the purchase of Emtech, Inc. net of cash acquired, $100,000 of investments in patents and trademarks and $32,000 in other investing activities.

Financing activities provided $337,000 of cash during the first half of fiscal 2002, which consisted of proceeds of $449,000 received upon the exercise of stock options, offset by $112,000 in cash repayments of capital equipment lease and other long-term obligations.

The Company believes existing cash and investments, coupled with anticipated cash flow from operations will be sufficient to satisfy its cash requirements for the next twelve months. This forward-looking statement, as well as the Company's long-term cash requirements, will be a function of a number of variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.

Critical Accounting Policies

The Company's consolidated financial statements include the accounts of Synovis Life Technologies, Inc. and its wholly owned subsidiaries, Synovis Interventional Solutions and Synovis Micro Companies Alliance, after elimination of intercompany accounts and transactions. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, actual results could differ from those estimates.

Revenue recognition: The Company's policy is to ship products to customers on FOB shipping point terms. The Company recognizes revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance has occurred, the price and terms of sale are fixed and collection of the receivable is expected. The Company's sales policy does not allow sales returns.

Inventory valuation: Inventories, which are comprised of component parts, subassemblies and finished goods, are valued at the lower of first-in, first-out
(FIFO) cost or market.

Equipment and leasehold improvements: Equipment and leasehold improvements are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Major replacements and improvements are capitalized, while maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations. The asset and related accumulated

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

depreciation or amortization accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the Consolidated Statement of Operations at the time of disposal.

New Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which is incurred. Also, in September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, to be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company will adopt SFAS Nos. 143 and 144 in fiscal 2003. The Company's management has not yet determined the impact adoption of SFAS Nos. 143 and 144 will have on its consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal financial instruments the Company maintains are in accounts receivable and long-term obligations. The Company believes that the interest rate, credit and market risk related to these accounts is not significant. The Company manages the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility of assets and establishment of appropriate allowances in connection with the Company's internal controls and policies. The Company does not utilize any derivative financial instruments or engage in any other hedging activities.

PART II.  OTHER INFORMATION

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

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a report of the voting results of the Company's annual shareholders meeting held on February 26, 2002.

The proposal to elect six directors, as described in the Company's proxy statement for its annual meeting of shareholders held on February 26, 2002, was approved. Karen Gilles Larson, William G. Kobi, Richard W. Perkins, Anton R. Potami, Timothy M. Scanlan and Edward E. Strickland were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. There were no broker non-votes. The tabulation was as follows:

           Director                       Votes For               Votes Against

     Karen Gilles Larson                  8,650,237                   74,692
     William G. Kobi                      8,665,287                   59,642
     Richard W. Perkins                   8,542,787                  182,142
     Anton R. Potami                      8,665,287                   59,642
     Timothy M. Scanlan                   8,665,287                   59,642
     Edward E. Strickland                 8,658,287                   66,642

The proposal to amend the Company's restated articles of incorporation for the purpose of changing the Company's name from "Bio-Vascular, Inc." to "Synovis Life Technologies, Inc.", as described in the Company's proxy statement for its annual meeting of shareholders held on February 26, 2002, was approved. There were 8,392,853 votes cast in favor and 263,730 votes cast against the proposal, with 68,346 shares abstaining. The name change became effective on May 1, 2002 upon the filing of the certificate of amendment of the Articles of Incorporation with the Secretary of State of Minnesota.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 17.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   SYNOVIS LIFE TECHNOLOGIES, INC.



Dated: June 7, 2002                /s/ Connie L. Magnuson
                                   ---------------------------------------
                                   Connie L. Magnuson
                                   Vice President of Finance and Chief Financial
                                   Officer
                                   (Principal Financial Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


3.1 Form of amendment to the Articles of Incorporation, effective May 1, 2002, regarding the Company name change from 'Bio-Vascular, Inc.' to 'Synovis Life Technologies, Inc.' (filed here electronically).

10.1 Acquisition Agreement and Plan of Reorganization by and among the Company and Emtech, Inc., dated March 6, 2002 (filed herewith electronically).