Form 10-Q
period 2002-07-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2002-09-13
CIK 780127

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

                    For quarterly period ended July 31, 2002

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

On September 3, 2002, there were 9,557,070 shares of the Registrant's common stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JULY 31, 2002 AND OCTOBER 31, 2001
--------------------------------------------------------------------------------
(in thousands, except share data)

                                                                                  July 31,          October 31,
                                                                                    2002                2001
                                                                               ---------------     --------------
                                                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                       $        6,486      $       7,090
Accounts receivable, net                                                                 5,005              3,835
Inventories                                                                              6,394              4,898
Deferred income taxes                                                                      223                223
Other                                                                                      466                446
                                                                               ---------------     --------------
    Total current assets                                                                18,574             16,492

Property, equipment and leasehold improvements, net                                      8,108              4,994
Goodwill, net                                                                            4,831              4,790
Other intangible assets, net                                                             2,349              2,411
Deferred income taxes and other                                                             47                221
                                                                               ---------------     --------------
    Total assets                                                                $       33,909      $      28,908
                                                                               ===============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                $        1,491      $       1,387
Accrued expenses                                                                         2,644              2,010
Current maturities of long-term obligations                                                378                182
                                                                               ---------------     --------------
    Total current liabilities                                                            4,513              3,579

Long-term obligations, net of current maturities                                           409                210
                                                                               ---------------     --------------
    Total liabilities                                                                    4,922              3,789
                                                                               ---------------     --------------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at July 31, 2002 and
    October 31, 2001                                                                        --                 --
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 9,522,046 at July 31, 2002 and
    9,246,170 at October 31, 2001                                                           95                 92
Additional paid-in capital                                                              30,788             29,163
Unearned compensation                                                                      (37)              (114)
Accumulated deficit                                                                     (1,859)            (4,022)
                                                                               ---------------     --------------
    Total shareholders' equity                                                          28,987             25,119
                                                                               ---------------     --------------
    Total liabilities and shareholders' equity                                  $       33,909      $      28,908
                                                                               ===============     ==============


      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                              Three Months Ended                 Nine Months Ended
                                                                    July 31,                          July 31,
                                                             2002             2001             2002             2001
                                                        ---------------    ------------    -------------    -------------
                                                                   (Unaudited)                       (Unaudited)
Net revenue                                             $       10,679     $     7,125     $     28,192     $     20,586
Cost of revenue                                                  5,719           3,561           14,566           10,322
                                                        --------------     -----------     ------------     ------------
Gross margin                                                     4,960           3,564           13,626           10,264

Operating expenses:
Selling, general and administrative                              3,040           2,423            8,918            7,140
Research and development                                           593             384            1,465            1,178
                                                        --------------     -----------     ------------     ------------

Operating income                                                 1,327             757            3,243            1,946

Other income, net                                                    7              37               34              131
                                                        --------------     -----------     ------------     ------------

Income before provision for income taxes                         1,334             794            3,277            2,077

Provision for income taxes                                         439             291            1,114              794
                                                        --------------     -----------     ------------     ------------

Net income                                              $          895     $       503     $      2,163     $      1,283
                                                        ==============     ===========     ============     ============

Earnings per share:
        Basic                                           $         0.09     $      0.06     $       0.23     $       0.14
                                                        ==============     ===========     ============     ============
        Diluted                                         $         0.09     $      0.05     $       0.22     $       0.14
                                                        ==============     ===========     ============     ============


      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------
(in thousands)

                                                                                            Nine Months Ended
                                                                                                 July 31,
                                                                                           2002             2001
                                                                                       -------------    ------------
                                                                                                (Unaudited)
NET CASH FROM OPERATING ACTIVITIES:
Net Income                                                                              $     2,163      $    1,283

Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements               1,112             884
Amortization of goodwill and other intangible assets                                            187             465
Non-cash compensation                                                                            73             174
Other                                                                                            25             176

Changes in operating assets and liabilities:
Accounts receivable                                                                          (1,045)           (287)
Inventories                                                                                  (1,466)           (798)
Other current assets                                                                            (49)             90
Accounts payable                                                                                (22)            (80)
Accrued expenses                                                                                471             (21)
Accrued income taxes                                                                             54            (221)
                                                                                       ------------     -----------

Net cash provided by operating activities                                                     1,503           1,665
                                                                                       ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements                                   (1,599)         (1,204)
Investments in patents and trademarks                                                          (153)            (70)
Acquisition of PE, net of cash received                                                        (620)             --
Acquisition of MCA, net of cash received                                                         --            (491)
Other                                                                                           (45)             95
                                                                                       ------------     -----------

Net cash used in investing activities                                                        (2,417)         (1,670)
                                                                                       ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans                                          514             235
Repayment of capital lease obligations                                                          (81)           (127)
Repayments of other long-term obligations                                                      (123)           (113)
Repayment of debt in conjunction with the acquisition of MCA                                     --            (177)
                                                                                       ------------     -----------

Net cash provided by (used in) financing activities                                             310            (182)
                                                                                       ------------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (604)           (187)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              7,090           5,480
                                                                                       ------------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     6,486      $    5,293
                                                                                       ============     ===========


      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(1)  BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements of Synovis Life Technologies, Inc. ("Synovis Life Technologies" or "the Company"), formerly known as Bio-Vascular, Inc., have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Form 10-K for the year ended October 31, 2001.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and nine months ended July 31, 2002 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2002.

(2)  ACQUISITION OF BUSINESS:

On March 6, 2002, Synovis Interventional Solutions ("IS"), a wholly owned subsidiary of Synovis Life Technologies, Inc., completed the purchase of the stock of Emtech, Inc., a privately held company with manufacturing capabilities in injection molding, computer numerical control machining and tool building. The aggregate $2.1 million cash and stock transaction includes the purchase of the Emtech business, as well as a 20,000-square-foot building located in Lino Lakes, Minnesota.

The Company issued 140,434 shares of its common stock at a price based on a fair market value of $8.04 per share and paid $95,000 in cash in exchange for all the outstanding stock of Emtech. The Company also paid $852,000 for the land and building. Emtech's name was subsequently changed to Synovis Precision Engineering ("PE").

PE's operating results for March through July 2002 are included in the Consolidated Condensed Statement of Operations for the three and nine month periods ended July 31, 2002. The assets and liabilities acquired in the transaction are included in the Company's Consolidated Condensed Balance Sheet as of July 31, 2002 and the purchase transaction has been included in the Consolidated Condensed Statement of Cash Flows for the nine month period ended July 31, 2002.

The Company has substantially completed the allocation process of the purchase price to the assets and liabilities acquired, as reflected in the Consolidated Condensed Balance Sheet as of July 31, 2002. Pro forma combined financial information for the three and nine month periods ended July 31, 2002 and 2001 has not been provided as PE's historical operating results are not considered significant in relation to the Company's results for the periods then ended. The Company expects to finalize the values assigned by October 31, 2002.

(3)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                                                      July 31,        October 31,
                                                                                        2002              2001
                                                                                    --------------   --------------
                                                                                     (Unaudited)
Inventories:
Raw materials...................................................................    $    1,533,000   $    1,389,000
Work in process.................................................................         2,977,000        1,974,000
Finished                                                                                 1,884,000        1,535,000
                                                                                    --------------   --------------
goods...........................................................................    $    6,394,000   $    4,898,000
                                                                                    ==============   ==============

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------


(4)  EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:


                                                        Three Months Ended               Nine Months ended
                                                             July 31,                         July 31,
                                                       2002            2001             2002             2001
                                                       ----            ----             ----             ----
                                                            (Unaudited)                    (Unaudited)
Denominator for basic earnings per share -
weighted-average common shares.................      9,514,619        9,001,401     9,394,239          8,939,801


Effect of dilutive securities:
Shares associated with deferred
compensation...................................         30,063           74,264        30,063             74,264

Shares associated with option plans............        404,810          416,477       435,009            275,102
                                                     ---------        ---------     ---------          ---------
Potential dilutive common shares...............        434,873          490,741       465,072            349,366
                                                     ---------        ---------     ---------          ---------

Denominator for diluted earnings per share -
weighted-average common shares and dilutive
potential common shares........................      9,949,492        9,492,142     9,859,311          9,289,167
                                                     =========        ==========    =========          =========

Options excluded from EPS calculation
because exercise prices are greater than
the average market price of the Company's
common stock...................................        243,284          160,972       150,745            164,143
                                                     =========        =========     =========          =========





                                                                                     As of July 31,
                                                                              2002                   2001
                                                                              ----                   ----
                                                                                      (Unaudited)

Options outstanding.................................................          1,390,733              1,325,096
Range of exercise prices............................................     $2.09 - $12.21         $2.09 - $12.21
Range of expiration dates...........................................        2002 - 2010            2001 - 2009
Non-vested stock awards.............................................             30,063                 74,264

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------



(5)  SEGMENT INFORMATION:

The following table presents certain financial information by business segment for the three and nine months ended July 31, 2002 and 2001:

                                                         Three Months Ended                   Nine Months Ended
                                                              July 31,                             July 31,
                                                        2002             2001              2002                2001
                                                        ----             ----              ----                ----
                                                             (Unaudited)                         (Unaudited)
Net revenue:

     Surgical device business.................      $  5,333,000     $ 4,176,000        $ 14,327,000       $ 11,623,000
     Interventional business..................         5,346,000       2,949,000          13,865,000          8,963,000
                                                    ------------     -----------        ------------       ------------
         Total                                      $ 10,679,000     $ 7,125,000        $ 28,192,000       $ 20,586,000
                                                    ============     ===========        ============       ============

Operating income:
     Surgical device business.................      $    903,000     $   648,000        $  1,513,000       $  1,245,000
     Interventional business..................           424,000         109,000           1,730,000            701,000
                                                    ------------     -----------        ------------       ------------
          Total                                     $  1,327,000     $   757,000        $  3,243,000       $  1,946,000
                                                    ============     ===========        ============       ============


(6)  SHAREHOLDERS' EQUITY:

During the nine months ended July 31, 2002, stock options for the purchase of 119,339 shares of the Company's common stock were exercised at prices between $2.59 and $5.94 per share. 17,551 shares of common stock were purchased by employees at a price of $5.07 under the Company's employee stock purchase plan and 1,448 shares of common stock were forfeited by an employee upon termination of employment during the first nine months of fiscal 2002.

(7)  NEW ACCOUNTING PRONOUNCEMENTS:

In July of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill, as well as other intangibles determined to have an indefinite life, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also requires the identification of reporting units for purposes of assessing potential future impairment of goodwill.

The Company adopted SFAS No. 142 on November 1, 2001. The effect of implementing this statement on net income and diluted earnings per share is as follows:


                                                          Three Months Ended                 Nine Months Ended
                                                               July 31,                           July 31,
                                                        2002               2001          2002                 2001
                                                        ----               ----          ----                 ----
                                                             (Unaudited)                       (Unaudited)

Reported net income.............................      $ 895,000         $ 503,000     $ 2,163,000         $ 1,283,000
Add back: Goodwill amortization.................             --            56,000              --             167,000
                                                      ---------         ---------     -----------         -----------
Adjusted net income.............................      $ 895,000         $ 559,000     $ 2,163,000         $ 1,450,000
                                                      =========         =========     ===========         ===========

Diluted earnings per share:
     Reported net income........................       $  0.09           $  0.05       $   0.22            $   0.14
     Add back: Goodwill amortization............            --              0.01             --                0.02
                                                       -------           -------       --------            --------
     Adjusted net income........................       $  0.09           $  0.06       $   0.22            $   0.16
                                                       =======           =======       ========            ========

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------


The following table summarizes the Company's amortized intangible assets:

                                                                   As of July 31, 2002
                                                                       (Unaudited)

                                            Gross Carrying             Accumulated              Weighted Average
                                                Amount                 Amortization            Amortization Period
                                            --------------             ------------            -------------------
Amortized intangible assets:
   Patents and trademarks...............    $     990,000              $     278,000              14.1 years
   Developed technology.................        1,102,000                    121,000              10.0 years
   Noncompete agreements................        1,050,000                    394,000               9.7 years
                                            -------------              -------------
         Total..........................    $   3,142,000              $     793,000


                                                                  As of October 31, 2001

                                            Gross Carrying             Accumulated              Weighted Average
                                                Amount                 Amortization            Amortization Period
                                            --------------             ------------            -------------------
Amortized intangible assets
   Patents and trademarks...............    $     837,000              $     227,000               14.1 years
   Developed technology.................        1,102,000                     39,000               10.0 years
   Noncompete agreements................        1,050,000                    312,000                9.7 years
                                            -------------              -------------
         Total..........................    $   2,989,000              $     578,000


Amortization expense for the assets listed above during the nine months ended July 31, 2002 and 2001 was $215,000 and $187,000, respectively. The estimated amortization expense for each of the next five years is approximately $285,000 per year.

The $41,000 change in goodwill during the nine months ended July 31, 2002 is attributable to an earnout payment to the sole shareholder from a previous acquisition. No impairment losses were incurred during the nine months ended July 31, 2002.

The following is a summary of goodwill by business segment:

                                  Interventional business    Surgical device business        Total
                                  -----------------------    ------------------------     -----------
Goodwill at:
     July 31, 2002 (Unaudited)..      $ 4,093,000                $   738,000              $ 4,831,000
     October 31, 2001 ..........      $ 4,093,000                $   697,000              $ 4,790,000


In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Also, in September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company expects to adopt SFAS Nos. 143 and 144 in fiscal 2003. The Company's management has not yet determined the impact the adoption of SFAS Nos. 143 and 144 will have on its consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Forward-Looking Statements:

Except for the historical information contained herein, the disclosures in this Form 10-Q are "forward-looking statements" made under the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission, such as the year-end Annual Report on Form 10-K for the year ended October 31, 2001.

OVERVIEW

Synovis Life Technologies, Inc. ("SLT") is a diversified medical device company, engaged in developing, manufacturing and bringing to market products for the surgical and interventional treatment of disease. Its businesses are comprised of two reportable segments, the surgical device business and the interventional business, based upon similarities of the underlying business operations and products of each.

SLT's surgical device business includes Synovis Surgical Innovations ("SI") and Synovis Micro Companies Alliance ("MCA"). SI provides implantable biomaterial products and surgical tools which offer biocompatible solutions to reduce risks of critical surgeries, leading to better patient outcomes and lowering cost. MCA provides products used across several surgical specialties in the niche microsurgery market.

SLT's interventional business includes Synovis Interventional Solutions ("IS") and Synovis Precision Engineering ("PE"). IS designs, engineers and manufactures precision micro-wire forms used in interventional devices, such as pacemakers and implantable defibrillators, for various cardiac, neuro and vascular procedures. PE provides design engineering, quick-turn prototyping, short-run and long-run manufacturing of polymer injection molding, and computer numerical control ("CNC") of high tolerance machining services to medical device and technology companies. In addition, PE provides these services to other Synovis businesses.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements include the accounts of Synovis Life Technologies, Inc. and its wholly owned subsidiaries, Synovis IS and Synovis MCA, after elimination of intercompany accounts and transactions. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, actual results could differ from those estimates.

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

Equipment and leasehold improvements: Equipment and leasehold improvements are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Major replacements and improvements are capitalized, while maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are charged to operations. The asset and related accumulated depreciation or amortization accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the Consolidated Statement of Operations at the time of disposal.

Income taxes: The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes ("temporary differences"). Temporary differences relate primarily to research and experimentation tax credit carryforwards, depreciation, non-compete obligations, and the carrying value of receivables and inventory.

ACQUISITION OF EMTECH, INC.

On March 6, 2002, the IS subsidiary of the Company purchased the stock of Emtech, Inc., a private company located in Lino Lakes, Minnesota with manufacturing capabilities including injection molding, computer numerical control machining and tool building. The Company believes that Emtech's capabilities will expand the scope of the Company's offerings to its OEM customers and could be used to manufacture components of some current SLT products at a lower cost. The Company has changed the Emtech, Inc. name to Synovis Precision Engineering ("PE"), and operates PE as a division of Synovis Interventional Solutions.

The aggregate $2.1 million cash and stock transaction includes the purchase of the Emtech business, as well as a 20,000-square-foot building and land located in Lino Lakes, Minnesota. The Company issued 140,434 shares of its common stock at a price based on a fair market value of $8.04 per share and paid $95,000 in cash in exchange for all the outstanding stock of Emtech. Additionally, the Company paid $852,000 for the building.

PE's operating results for March through July 2002 are included in the consolidated condensed financial statements for the three and nine months ended July 31, 2002. Pro forma combined financial information has not been provided as Emtech's operating results are not considered significant in relation to the Company's consolidated financial results.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2002 WITH
THE THREE MONTHS ENDED JULY 31, 2001

For the third quarter of fiscal 2002, consolidated net revenue increased 50% to $10,679,000 from $7,125,000 in the third quarter of fiscal 2001. The Company's consolidated operating income for the third quarter of fiscal 2002 grew 75% to $1,327,000 from $757,000 in the prior year quarter. Consolidated net income for the quarter increased to $895,000, or nine cents per diluted share, up 78% from $503,000, or five cents per diluted share, in the same quarter of fiscal 2001.

The surgical device business generated net revenue growth in the third quarter of fiscal 2002 of 28%, to $5,333,000 from $4,176,000 in the year-ago quarter. Worldwide net revenue from the sales of Peri-Strips(R) increased 43%, contributing net revenue of $2,117,000 in the third quarter of 2002, compared to $1,483,000 in the third quarter of 2001. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, notably gastric bypass

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


surgery, a surgical treatment for morbid obesity, which is considered epidemic in the United States. The projected number of gastric bypass procedures in the United States is approximately 63,000 in 2002, 80,000 in 2003 and 110,000 by 2004, as estimated by the American Society of Bariatric Surgery ("ASBS"). In November 2001, the Company received a U.S. patent for Veritas(TM), a revolutionary implantable biomaterial tissue. The Company has received FDA marketing clearance for the use of Veritas as a sling for stress urinary incontinence and as a reconstruction material for the surgical treatment of prolapse and for the repair of the pelvic floor. Prolapse, the falling or sliding of organs in the pelvic area, is a frequent condition in women caused by injury during childbirth and by the aging process. The Company's formal commercial introduction of the Veritas product for these two indications occurred at the annual meeting of the American Urological Society in late May.

MCA, acquired in July 2001, contributed net revenue of $246,000 in the third quarter of 2002. Last year, the Company owned MCA in just the third month of the quarter, and sales were $62,000 in July of 2001. Of the third quarter revenue, $194,000 was from sales of the Microvascular Anastomotic Coupler System (the "Coupler"), the primary product of the microsurgery business. MCA is focused on the development of domestic and European distribution channels for the Coupler, a device that enables microsurgeons to connect small arteries or veins - without sutures - quickly, easily and with consistently favorable results as compared to conventional suturing.

The interventional business, conducted through the Company's IS subsidiary and its PE division, generated net revenue of $5,346,000 in the third quarter of 2002, an 81% increase over $2,949,000 in the third quarter last year. PE, acquired by IS on March 6, 2002, added net revenue of $380,000 to the third quarter of this year. Excluding revenue from the PE division, the growth rate of the base interventional business was 68% compared with the third quarter of 2001, primarily due to higher revenue related to coil and stylet sales from existing customers.

The consolidated gross margin percentage decreased four percentage points, from 50% to 46% during the third quarter of fiscal 2002 from the same quarter of fiscal 2001. This decrease is attributable to business unit and product sales mix in the comparative quarters. Factors which affect the gross margin include the relative revenue of each business unit, product mix, volume and other production activities. The Company's consolidated gross margin may fluctuate quarter to quarter based on variations in these factors.

Consolidated selling, general and administrative ("SG&A") expense during the third quarter of fiscal 2002 increased $617,000, or 26%, to $3,040,000 from $2,423,000 in the comparable fiscal 2001 quarter. SG&A expense declined, however, as a percentage of net revenue from 34% in the fiscal 2001 quarter to 28% in the fiscal 2002 quarter, as a result of relatively greater increases in revenue levels as compared to increases in SG&A spending.

Consolidated research and development ("R&D") expense during the third quarter of fiscal 2002 increased 54% to $593,000 from expense of $384,000 during the same quarter last year. In both business units, R&D expense fluctuates from quarter to quarter based on the timing and progress through external parties of the projects. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

The Company's consolidated operating income for the third quarter of fiscal 2002 increased 75% to $1,327,000 from $757,000 in the third quarter of 2001, driven by higher income contributions from both businesses. Third quarter operating income for the surgical device business increased 39% to $903,000 in fiscal 2002 from $648,000 in fiscal 2001. Operating income for the interventional business increased $315,000, or 289%, to $424,000 from $109,000 in the year-ago quarter. The increase is primarily due to relatively greater increases in revenue as compared to organizational operating expenses.

Other income, primarily net interest income, was $7,000 in the third fiscal 2002 quarter, compared with $37,000 in the same fiscal 2001 quarter. The decrease in other income is primarily attributable to lower interest income yields in fiscal 2002 as compared to fiscal 2001. The Company's income before income taxes was $1,334,000 in the third quarter of fiscal 2002 as compared to $794,000 in the comparative quarter of fiscal 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


The Company recorded a provision for income taxes of $439,000 in the third quarter of fiscal 2002, at an effective tax rate of 33%, as compared to $291,000 at an effective tax rate of 37% in the third quarter of fiscal 2001. The decrease in the effective tax rate in fiscal 2002 compared to fiscal 2001 is primarily due to the decreased impact of permanent differences on the Company's increased pre-tax income level. The effective annual tax rate expected to be applied for fiscal 2002 is 34%.

The Company's consolidated third quarter fiscal 2002 net income increased to $895,000, or nine cents per diluted share, from $503,000, or five cents per diluted share, in the third quarter of fiscal 2001.

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2002 WITH
THE NINE MONTHS ENDED JULY 30, 2001

Consolidated net revenue increased 37% during the first nine months of fiscal 2002 to $28,192,000 from $20,586,000 in the first nine months of fiscal 2001. The Company's consolidated operating income increased to $3,243,000 from $1,946,000 during the first three quarters of fiscal 2001, an increase of 67%. The Company's consolidated net income for the nine months ended July 31, 2002 increased to $2,163,000, or 22 cents per diluted share, from $1,283,000, or 14 cents per share, during the first nine months of fiscal 2001.

Net revenue for the surgical device business in the first nine months of fiscal 2002 increased $2,704,000, or 23%, to $14,327,000 from $11,623,000 in the same period of fiscal 2001. MCA, acquired in July 2001, contributed $782,000 in revenue in fiscal 2002. In 2001, the Company owned MCA in just July, when sales were $62,000. The SI division experienced revenue increases across all product groups during the first nine months of fiscal 2002 over the comparable period of fiscal 2001. On a year to date basis, revenue from Peri-Strips increased 34%. The significant increase in Peri-Strips revenue during fiscal 2002 is believed to be due to the Company's continued market penetration into gastric bypass, a surgical procedure for the treatment of morbid obesity. The projected number of gastric bypass procedures in the United States is approximately 63,000 in 2002, 80,000 in 2003 and 110,000 by 2004, as estimated by the ASBS.

Net revenue for the interventional business in the first nine months of fiscal 2002 increased 55% to $13,865,000 from $8,963,000 in the comparable prior year period. Included is $690,000 in net revenue from PE from March through July of fiscal 2002. Also included in net revenue for the first nine months of fiscal 2002 is $415,000 in milestone payments with no related cost, resulting from work done by the IS Technology Development Center under an agreement to develop and manufacture an embolic distal protection device designed and patented by Metamorphic Surgical Devices, LLC, an unrelated company. IS generated revenue growth in every product category over the same period of fiscal 2001.

The Company's consolidated gross margin percentage decreased two percentage points, from 50% to 48% during the first nine months of fiscal 2002 from the first nine months of the prior year. This decrease is primarily attributable to business unit and product sales mix in the comparative periods. Factors which affect the gross margin include the relative revenue of each business unit, product mix, volume and other production activities. The Company's consolidated gross margin may fluctuate period to period based on variations in these factors.

Consolidated SG&A expense during the first nine months of fiscal 2002 increased 25% to $8,918,000 from $7,140,000 in the comparable fiscal 2001 period. SG&A expense declined slightly, however, as a percentage of net revenue from 35% in fiscal 2001 to 32% in fiscal 2002 as a result of relatively greater increases in revenue levels as compared to increases in SG&A.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Consolidated R&D expense during the first nine months of fiscal 2002 was $1,465,000, an increase of 24%, from the comparable fiscal 2001 expense of $1,178,000. In both business units, R&D expense is expected to fluctuate from period to period based on the timing and progress through external parties of projects. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

The Company's consolidated operating income for the first nine months of fiscal 2002 was $3,243,000, representing an increase of $1,297,000, or 67%, from $1,946,000 during the comparable period of fiscal 2001. Year to date operating income for the surgical device business increased 21% to $1,513,000 in fiscal 2002 from $1,245,000 in fiscal 2001. Interventional business operating income increased $1,029,000 to $1,730,000 in the first nine months of fiscal 2002, from $701,000 in the comparative fiscal 2001 period. The growth in operating income was driven by increased incremental revenues and effective expense management. These variables are offset by increased investment spending for R&D and the implementation of appropriate first phase infrastructures to support the sales growth of MCA and PE.

Other income, primarily net interest income, was $34,000 in the first nine months of fiscal 2002 and $131,000 in the comparative period of fiscal 2001. The decrease in other income is primarily attributable to lower interest income yields in fiscal 2002 compared to fiscal 2001. The Company's income before income taxes was $3,277,000 in the first three quarters of fiscal 2002, as compared to $2,077,000 in the fiscal 2001 period.

The Company recorded a provision for income taxes of $1,114,000 in the first nine months of fiscal 2002, at an effective tax rate of 34%, as compared to a provision for income taxes of $794,000, at an effective tax rate of 38% in the comparative period of fiscal 2001. The decrease in the effective tax rate in fiscal 2002 from the comparable period of fiscal 2001 is primarily due to the decreased impact of permanent differences on the Company's increased pre-tax income level. The effective tax rate of 34% for the first nine months represents the expected annual effective tax rate to be applied for fiscal 2002 based on forecasted income before income taxes for the year.

The Company's consolidated net income for the first three quarters of fiscal 2002 increased to $2,163,000, or 22 cents per diluted share, from $1,283,000, or 14 cents per share, in the same period of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,486,000 at July 31, 2002 as compared to $7,090,000 at October 31, 2001, a decrease of $604,000. The Company primarily utilizes internally generated cash flow and existing cash balances to fund the operations of its businesses. The decrease in cash is primarily related to the Emtech acquisition, and related equipment and furnishing costs required to expand the business. As of July 31, 2002, the Company had long-term obligations (including current portions) of $787,000, requiring payments through 2004.

Operating activities provided cash of $1,503,000 in the first nine months of fiscal 2002, as compared to providing cash of $1,665,000 during the first nine months of fiscal 2001. Cash was provided by operations during fiscal 2002 through the combination of net income and non-cash expenses, partially offset by a net increase in working capital primarily used for accounts receivable and inventories.

Investing activities used $2,417,000 of cash during the first nine months of fiscal 2002, which included $1,599,000 in purchases of equipment and leasehold improvements, $620,000 for the purchase of Emtech, Inc. net of cash acquired, $153,000 of investments in patents and trademarks and $45,000 in other investing activities. Financing activities provided $310,000 of cash during the first three quarters of fiscal 2002, which consisted of proceeds of $514,000 received upon the exercise of stock options under the Company's stock option plan and stock purchases under the Company's employee stock purchase plan, offset by $204,000 in cash repayments of capital equipment lease and other long-term obligations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


The Company believes existing cash and investments, coupled with anticipated cash flow from operations will be sufficient to satisfy its operating cash requirements for the next twelve months. This forward-looking statement, as well as the Company's long-term cash requirements, will be a function of a number of variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.

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

ADDITIONAL INFORMATION ON SYNOVIS

We are currently subject to the informational requirements of the Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports, proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding Synovis, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC's public reference room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC's website. The address of this website is http://www.sec.gov.

In addition, our website also contains a hyperlink to a third-party SEC Filings website which makes all of our SEC filings, such as annual, quarterly and current reports and proxy statements, available to the public. The address of our website is www.synovislife.com. Neither our website nor the information contained on any hyperlink provided in our website, is intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We also provide electronic or paper copies of our SEC filings (excluding exhibits) to any person free of charge upon receipt of a written request for such filing. All requests for our SEC filings should be sent to the attention of the Chief Financial Officer at Synovis Life Technologies, Inc., 2575 University Ave. W, St. Paul, Minnesota 55114.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal financial instruments the Company maintains are in accounts receivable and long-term obligations. The Company believes that the interest rate, credit and market risk related to these accounts is not significant. The Company manages the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility of assets and establishment of appropriate allowances in connection with the Company's internal controls and policies. The Company does not utilize any derivative financial instruments, derivative commodity instruments, other financial instruments or engage in any other hedging activities.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the above-discussed acquisition of Emtech, Inc. on March 6, 2002, the Company issued an aggregate of 140,434 shares of common stock to two of the former Emtech shareholders as consideration for the purchase of their shares of Emtech stock.

Although the Company agreed to use reasonable best efforts to register the resale of such shares under the Securities Act of 1933 ( and has effected such registration), the shares were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company's reliance on these exemptions is based upon the fact that these shares were only offered and sold to the former Emtech shareholders, the limited number of persons receiving the shares, the Company's reasonable belief that each recipient was capable of evaluating merits and risks of their investment decision, the information made available to the recipients regarding the acquisition and the Company, and the restrictive legends placed on certificates representing the shares, among other factors.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          SYNOVIS LIFE TECHNOLOGIES, INC.


Dated:   September 12, 2002               /s/ Connie L. Magnuson
                                          --------------------------------------
                                          Connie L. Magnuson
                                          Vice President of Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Karen Gilles Larson, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Synovis Life Technologies, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

[Items 4, 5 and 6 have been omitted pursuant to the transition provisions of Release No. 33-8124]

Dated:   September 12, 2002               /s/ Karen Gilles Larson
                                          --------------------------------------
                                          Karen Gilles Larson
                                          President and Chief Executive Officer


                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Connie L. Magnuson, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Synovis Life Technologies, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light on the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

[Items 4, 5 and 6 have been omitted pursuant to the transition provisions of Release No. 33-8124]

Dated:   September 12, 2002               /s/ Connie L. Magnuson
                                          --------------------------------------
                                          Connie L. Magnuson
                                          Vice-President of Finance and
                                            Chief Financial Officer


The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


None.