Form 10-K
period 2002-10-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2003-01-29
CIK 780127

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October
          31, 2002

          or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to ____

                         Commission file number: 0-13907



                         SYNOVIS LIFE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


     Minnesota                                           41-1526554
(State of Incorporation)                   (I.R.S. Employer Identification No.)

            2575 UNIVERSITY AVENUE W., ST. PAUL, MINNESOTA 55114-1024
                    (Address of principal executive offices)

                        TELEPHONE NUMBER: (651) 603-3700



        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          Common Stock Purchase Rights


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 26-2 of the Act). Yes [ ] No [X]

As of April 30, 2002, 9,507,404 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Registrant's outstanding Common Stock (based upon the last reported sale price of the Common Stock on that date by the Nasdaq National Market), excluding shares owned beneficially by executive officers and directors, was approximately $62,359,582.

Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific sections are referred to herein) from the Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2002 (the "2002 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference (to the extent specific sections are referred to herein) information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held February 25, 2003 (the "2003 Proxy Statement").

Tissue-Guard(TM), APEX Processing(TM), Supple Tissue-Guard(TM), Peri-Strips(R), Peri-Strips Dry(R), PSD Gel(TM), Dura-Guard(R), Vascu-Guard(R), Supple Peri-Guard(R), Peri-Guard(R), CV Peri-Guard(R), Ocu-Guard(TM), Biograft(R), Flo-Rester(R), Vascular Probe, Flo-Thru Intraluminal Shunt(TM), Veritas(R) and Synovis(TM) are trademarks of the Company.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K are "forward - looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. Such statements involve known and unknown risks uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors set forth under the heading "Important Factors" on page 11.

PART I

ITEM 1 - BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

INTRODUCTION

Synovis Life Technologies, Inc. (Synovis or the Company) is a diversified medical device company engaged in developing, designing, manufacturing and bringing to market products for the surgical and interventional treatment of disease. Its businesses are conducted in two reportable segments, the surgical device business and the interventional business, with segmentation based upon similarities of the underlying business operations, products and markets of each.

The surgical device business develops, manufactures and markets implantable biomaterial products, devices for microsurgery and surgical tools that reduce risks of critical surgeries, lead to better patient outcomes and lower costs. The interventional business provides the services of concept development, engineering, rapid prototyping and manufacturing of complex micro-wire forms and polymer components used in many interventional devices in the cardiac rhythm management, neurostimulation and vascular markets.

HISTORY

Synovis Life Technologies, Inc., formerly named Bio-Vascular, Inc., was incorporated in July of 1985. In 1985, the Company was spun-off to the shareholders of its then parent company, thereafter operating as a separate public company. In the spin-off, the Company acquired the rights to certain cardiovascular products.

In July 1998, the Company completed the acquisition of Jer-Neen Manufacturing Co., Inc, and subsequently changed Jer-Neen's name to Synovis Interventional Solutions, Inc. (Synovis IS) in 2001. This business provides services in concept development, engineering, rapid prototyping and manufacturing of complex micro-wire forms used in interventional devices for cardiac rhythm management, neurostimulation and vascular procedures.

In July 2001, the Company acquired Micro Companies Alliance, Inc. (MCA) a Birmingham, Alabama company, which provides products to the niche market of microsurgery. MCA's surgical products include the Microvascular Anastomotic Coupler, a patented technology for connecting small arteries and/or veins faster, easier and as effectively as conventional suturing. MCA's name was subsequently changed to Synovis Micro Companies Alliance, Inc.

In March 2002, Synovis Interventional Solutions, Inc. acquired Emtech, Inc., a privately held company with manufacturing capabilities in injection molding, computer numerical control machining and tool building for the medical device, pharmaceutical, biotechnology, and precision OEM markets. Emtech, Inc.'s name was subsequently changed to Synovis Precision Engineering, a division of Synovis Interventional Solutions, Inc.

At the 2002 Annual Meeting of Shareholders, Company shareholders approved the Company name change to "Synovis Life Technologies, Inc." The Company made the name change effective on May 1, 2002, in order to better align the name with our business strategy and endeavors, by filing an Amendment to the Articles of Incorporation with the Minnesota Secretary of State office.

Synovis Life Technologies' principal executive offices are located at 2575 University Avenue W., St. Paul, Minnesota 55114-1024. The Company can be contacted by telephone at (651) 603-3700, by facsimile at (651) 642-9018, or by electronic mail at info@synovislife.com.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information under the caption "Segment Information" on page 29 of the Company's 2002 Annual Report is incorporated herein by reference.

(C) NARRATIVE DESCRIPTION OF BUSINESS

The table below summarizes the revenue contributed by the Company's significant products or product lines for the periods indicated.

Net Revenue Contribution by Significant Product                        Years Ended October 31,
or Product Line:
($ in thousands)                                     2002         %         2001        %         2000        %
----------------                                     ----         -         ----        -         ----        -
Biomaterial Products:
     Peri-Strips and Peri-Strips Dry                 $ 7,237       18%     $ 5,266       18%     $ 3,509       16%
       Other Biomaterial Products                      6,783       17%       6,257       22%       6,013       27%
Surgical Tools and Microsurgical Products              4,461       11%       3,381       12%       3,035       14%
Other                                                  1,065        3%         833        3%         788        3%
                                                      ------       --       ------       --       ------       --
Total Surgical Device Business                        19,546       49%      15,737       55%      13,345       60%
Interventional Business                               20,416       51%      12,798       45%       8,753       40%
                                                      ======       ==       ======       ==        =====       ==
     Total Net Revenue                               $39,962      100%     $28,535      100%     $22,098     100%
                                                     =======      ===      =======      ===      =======     ===

PRODUCTS, MARKETS AND COMPETITION

Description of the Surgical Device Business

The following table summarizes the Company's surgical device business product lines and associated products, and describes procedures in which such products are used.

  Product Line         Product             Application/Representative Procedure
  ------------         -------             ------------------------------------
  Biomaterials        Peri-Strips             Staple-line buttress for sealing
                                              air leaks in gastric bypass and
                                              lung resection procedures and
                                              prosthesis for the repair of
                                              soft tissue deficiencies

                      Peri-Strips Dry         Staple-line buttress for sealing
                                              air leaks in gastric bypass and
                                              lung resection procedures and
                                              prosthesis for the repair of
                                              soft tissue deficiencies

                      Vascu-Guard             Vascular patch used in carotid
                                              endarterectomy, a surgical
                                              procedure to remove
                                              atherosclerotic plaque, and other
                                              peripheral vascular procedures
                                              when closing an artery without a
                                              patch is insufficient

                      Dura-Guard              A dural repair patch used
                                              principally to prevent cerebral
                                              spinal fluid leakage in
                                              craniotomy procedures (surgical
                                              operations involving the brain
                                              and skull) when the dura must be
                                              repaired and suturing without a
                                              patch is insufficient

                      Peri-Guard              Tissue patch used for pericardial
                                              closure and soft tissue repair

                      Supple Peri-Guard       A more flexible tissue patch used
                                              for pericardial closure and soft
                                              tissue repair

                      CV Peri-Guard           Tissue patch used for intracardiac
                                              patching and great vessel repair
                                              in adults

                      Ocu-Guard               Ophthalmic wrapping material used
                                              in enucleation (removal of the
                                              eye) procedures

                      Veritas Collagen        Tissue reinforcement for pelvic
                      Matrix                  floor reconstruction procedures,
                                              stress urinary incontinence
                                              treatment (using the product as a
                                              sling to support the urethra) and
                                              vaginal and rectal prolapse

  Surgical Tools      Vascular Probe          Tool used to locate arterial
  & Microsurgical                             occlusions or blockage in surgical
  Products                                    bypass procedures


                      Flo-Rester              Internal vessel occluder used in
                                              coronary artery bypass graft
                                              surgery in which blood is routed
                                              past the heart, keeping the heart
                                              free of blood during the procedure

                      Flo-Thru                Internal vessel stent used
                      Intraluminal            during minimally invasive
                      Shunt                   cardiac surgery to facilitate a
                                              bloodless, stented operating
                                              field while maintaining
                                              distal blood flow




                      Blade System            System with a variety of
                                              interchangeable blades and handles
                                              that is used during microsurgery
                                              dissection

                      Microvascular           Device used to perform anastomosis
                      Anastomotic Coupler     (connecting arteries and/or veins)
                                              without sutures.

  Other               Biograft                Peripheral vascular bypass graft
                                              used in lower limb vascular
                                              reconstruction

Biomaterial Product Line

The Company's core competency in its surgical device business is the development and manufacture of implantable biomaterial products for use by surgeons in various procedures where reinforcing, reconstructing and repairing tissue and preventing leaks of air, blood or other body fluids is necessary for the achievement of a favorable outcome. The historical choice when tissue repair is necessary is to use autologous tissues, requiring the surgeon to excise tissue from another part of the patient's body. Harvesting tissue from the second surgical site may increase the procedural cost and time and increase the risk of complications, additional pain, and recovery time for the patient. Use of an available, off-the-shelf implantable medical product, whether tissue-based or synthetic, is an alternative to harvesting autologous tissue from the patient and is a means to reduce surgical costs and improve patient outcomes.

The Company's biomaterial products are produced from bovine pericardium. Many of the product characteristics and competitive advantages are derived from the pericardium's collagen composition. Collagen, a fibrous protein found in animals, makes the pericardium durable and provides superior handling characteristics, similar to autologous tissue. Host cells deposit a collagen matrix on the surface of the pericardial product allowing the biomaterial product to integrate into the host tissue. The bovine pericardium is processed using proprietary and patented technologies.

The Company recently introduced a new tissue format, Veritas Collagen Matrix. Veritas products are biocompatible, acellular, strong, handle like autologous tissue and are derived from bovine pericardium. Veritas tissue is remodelable, as demonstrated in animal studies with the formation of new blood vessels and host cell in-growth occurring into the Veritas patch in as early as 28 days. FDA market clearance was received for Veritas products in pelvic floor reconstruction procedures, stress urinary incontinence treatment (using the product as a "sling" to support the urethra) and vaginal and rectal prolapse repair.

Peri-Strips and Peri-Strips Dry Staple Line Reinforcement

Peri-Strips and Peri-Strips Dry soft tissue stapling buttresses are used to reinforce at the surgical staple line to prevent potentially fatal fluid leaks, most significantly in gastric bypass surgery, a treatment for morbid obesity. By 2004, the number of these gastric procedures performed in the United States is expected to reach 110,000, up from an estimated 63,000 procedures performed in 2002. This, along with the trend toward laparoscopic gastric bypass procedures, would expand the United States market potential to an estimated $100 million annually. Peri-Strips and Peri-Strips Dry are customized to fit linear and endoscopic staplers of varying sizes made by a variety of manufacturers. These products are also used in a variety of pulmonary resections and in lung volume reduction surgery.

Surgical Tools and Microsurgical Products

The surgical device business offers surgical tools to enhance productivity in a variety of cardiovascular and other surgical procedures. The primary microsurgical product is the Microvascular Anastomotic Coupler System (the Coupler), a patented mechanical anastomotic product which is comprised of single-use rings in five sizes, the smallest is 1mm in diameter, to fit varying vessel diameters. Microsurgeons work across medical specialties, including plastic and reconstructive, head and neck, orthopedic and hand. The Coupler enables microsurgeons to perform highly effective anastomotic surgical procedures (the connecting of miniscule veins and arteries) faster, easier and as or more dependably than traditional suture or sleeve anastomosis.

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

Competition with biomaterial products are primarily from synthetic materials, other biological tissues and cadaveric tissue. The ability of these alternative products to compete with biomaterial products varies based on each such product's indication for use, relative feature benefits and surgical preference. There can be no assurance that competing products will not achieve greater acceptance or that future products developed by competitors will not offer similar or enhanced performance advantages relative to the biomaterial products.

Synthetic patches are generally cheaper to produce and to the extent that comparable synthetic patches are available and effective in surgical procedures, the Company faces significant price competition for its biomaterial products. There are other multi-purpose patches made from bovine and other types of animal tissue that compete with the Company's products. The Company does not believe that these alternative bovine pericardium products have specific Food and Drug Administration (FDA) marketing clearance for all surgical specialty markets in which the Company competes.

Cadaveric tissue from tissue banks or from commercial distributors is sometimes utilized in neurological and ophthalmic surgery and is often the choice for urologic procedures. The Company believes that the collagen characteristics exclusive to biologic tissue, the strength of the multi-directional fibers of the pericardium substrate, the special configuration of its biomaterial products, and the proprietary tissue-fixation and purification processes it employs, offer significant benefits in product performance. Biomaterial products also offer advantages of product availability, tissue uniformity and ideal handling characteristics.

Description of the Interventional Business

The interventional business custom develops, engineers and manufactures complex micro-wire forms and polymers used in interventional devices for cardiac rhythm management, neurostimulation and vascular procedures. Through an acquisition, the interventional business has broadened its manufacturing capabilities to include polymer and computer numeric control (CNC) machining. These products include micro precision coils, stylets and related wire products, and guidewire components and subassemblies. Each of these component categories comprises approximately one third of the interventional business' revenues.

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

Stylets and related wire products: Stylets and related wire products are produced through the application of proprietary processes using medical grade stainless steel and plastic cap and body components. Stylets are typically used in the placement of cardiovascular and neurostimulation leads.

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

There are a number of significant trends affecting the growth and development of the Company's interventional business. The first is the rapidly growing use of implantable cardiac rhythm management devices in the treatment of sudden cardiac death, atrial fibrillation and heart failure. The second trend is the development of less invasive diagnostic and therapeutic procedures in the cardiovascular and interventional medicine segments. These procedures require improved diagnostics, therapies, and placement of medical devices such as stents. The interventional business is continually evaluating the potential opportunities in these markets, and will aggressively pursue such opportunities when determined to be appropriate. Significant international medical markets also exist in Europe and Japan.

Competition

The interventional business competes on the basis of superior quality of processes and production, rapid and flexible customer response, early development partnering and to a modest degree, price. The component part usually comprises a minor portion of the total device-level price. Accordingly, vendor performance and responsiveness are generally more critical factors. There are several competitors to the Company's core interventional business, most of which are substantially larger due to the scope and size of competitors and their affiliates created through mergers and acquisitions. Given the concentration of the wire component product industry, the Company believes that medical device customers are generally motivated to promote healthy competition among their various suppliers in order to ensure multiple supply sources for their critical device components.

The primary medical device companies involved in the interventional cardiac and neurological products include Medtronic, Inc., Guidant Corporation, St. Jude Medical (through its Pacesetter unit), Boston Scientific and Johnson and Johnson Cordis. In addition, numerous early stage companies are pursuing new technologies in cardiovascular and interventional medicine, especially neurological intervention. The Company anticipates that the cardiovascular and interventional medicine industry will continue to experience significant consolidation with the acquisition of earlier stage companies by the major industry participants. Although there can be no assurance, the Company believes that this consolidation will not hinder segment's growth opportunity as the major participants are expected to continue to seek multiple supply sources for critical device components such as those offered by the Company.

INTELLECTUAL PROPERTY

Surgical Device Business

In its surgical device business, the Company relies on patents, trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. Supple Peri-Guard, which is used in the manufacture of the majority of the Company's biomaterial products, is protected exclusively by trade secrets. The Company owns United States patents related to Peri-Strips, Peri-Strips Dry, Peri-Guard, Ocu-Guard and Veritas Collagen Matrix. The Company also has an exclusive, worldwide, perpetual license to make, use and sell its Flo-Rester and the patented Microvascular Anastomotic Coupler System products.

Interventional Business

In its interventional business, the Company relies exclusively on trade secret protection for its processes. The Company seeks to practice strict trade secret discipline with all employees, consultants, customers and other parties. A non-disclosure protocol is maintained on behalf of each of its customers, consistent with the business sensitivity to customer expectations and needs. The technology and equipment utilized in the interventional manufacturing process is a combination of proprietary know-how, and the adaptation of and development utilizing readily available equipment.

MARKETING AND CUSTOMERS

Surgical Device Business

The surgical device business' marketing and sales strategies include supporting the Company's superior quality products with innovative and effective sales and marketing programs. These programs include advertising and direct mail campaigns, participation in surgical trade shows, support of the gathering, publication and presentation of clinical data and new product information by key surgeons, and the development/maintenance of strategic physician alliances. An important Company strategy is to identify and assess customer needs. This is accomplished by developing and maintaining a close working relationship with the hospitals and surgeons who purchase and use the Company's products and through observations and interactions with these customers.

The surgical device business sells the majority of its products through a combination of third-party distributors and independent sales representatives. The Company's marketing and sales group works closely with these distributors and representatives to implement marketing strategies and to provide product training and support. Written agreements with distribution partners generally impose limited geographic exclusivity and minimum purchase obligations. These agreements are typically terminable upon breach of the agreement by the distributor, including breach of the minimum sales obligations imposed by the agreement.

Interventional Business

The interventional business strategy is to proactively seek significant business relationships with both the large participants and early development firms in five major markets: 1) cardiac rhythm management, 2) cardiovascular intervention, 3) neurological intervention, 4) neuro stimulation and 5) minimally invasive surgery. The primary marketing strategy is to provide a rapid, flexible and creative response to customer needs, coupled with state of the art, high quality production. Additionally, the Company's marketing strategy seeks to differentiate itself from competitors by promoting its custom development and engineering capabilities, supported by its relatively large engineering and technical staff, and extensive medical device experience amongst its professional employees. The Company utilizes its Technology Development Center for design, development and prototype services. The utilization of these highly technical solutions and timely, effective delivery of development prototypes is believed to provide a key competitive advantage to both the customer and the interventional business. Synovis Interventional Solutions achieved ISO 9002 certification in 1996 and ISO 9001 in 2002, as a further demonstration to its customers of its quality commitment. The Company is also in the process of developing systems, capabilities and facilities for FDA Quality System Regulation certification.

Information regarding the Company's significant customers under the caption "Major Customers and Net Revenue by Geographic Area" on page 34 of the Company's 2002 Annual Report is incorporated herein by reference.

ADDITIONAL INFORMATION REGARDING THE SURGICAL DEVICE AND INTERVENTIONAL
BUSINESSES

Backlog

At October 31, 2002, the surgical device business did not have any customer order backlogs representing firm customer orders not yet shipped due to insufficient inventory levels. Because the interventional business is "build-to-order", it has firm customer orders awaiting manufacture and release based on customer specified future - delivery dates over the next 12 months. This order backlog in the interventional business was $10,363,000 at October 31, 2002 as compared to $3,992,000 at October 31, 2001. The Company does not expect any difficulty fulfilling these backlog orders as scheduled in fiscal 2003.

Raw Materials

The Company acquires bovine pericardium for use in the biomaterial product line from the United States Department of Agriculture (USDA) inspected meat-packing facilities. The Company acquires human umbilical cords for use in Biograft from various hospitals throughout the United States. The supply of raw materials, including wire and precious metals, required for the Company's products is currently adequate. The Company has not experienced any product shortages arising from interruptions in the supply of any raw materials or components, and has identified alternative sources of supply for significant raw materials and components.

Research and Development

As a component of the Company's business growth strategy, the Company continues to make a significant investment in new product design and engineering in both the surgical device and interventional businesses. The Company's consolidated research and development expense for fiscal 2002, 2001 and 2000 was $2,272,000, $1,638,000 and $2,106,000, respectively.

The surgical device business' fiscal 2002 research and development initiatives included investment in research clinical studies evaluating new indications for Veritas Collagen Matrix and advancing the technology of the Coupler. In October 2002, the Company filed a patent on anastomotic devices (including the Coupler) which incorporate the ability to detect and measure blood flow and other critical medical parameters. The surgical business' longer-term initiatives, among others, include expansion of the Coupler into the coronary and vascular markets and development of new Veritas applications. These are typically projects with long development timelines, but which we expect have the potential for significant returns.

The interventional business, through its Technology Development Center (TDC), provides capabilities in concept development and engineering of development stage solutions to meet customers' product development needs. This is a partnership to resolve problems and achieve high performance solutions, typically occurring when the customers' program is entering the prototype stage. During fiscal 2002, the interventional business continued its investment in concept development and engineering services. In some cases, the design rights to the components produced by the interventional business accrue to the customer.

GOVERNMENTAL REGULATION

General

The medical device industry in which the Company's surgical device business and the customers of the Company's interventional business operate is subject to extensive and rigorous regulation by the Food and Drug Administration (FDA) and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, introduction, manufacturing, labeling and record keeping procedures for medical devices including the Company's surgical devices and medical devices incorporating the interventional business components.

Food and Drug Administration

FDA regulations classify medical devices as either Class I, II or III devices, which are subject to general controls, special controls or pre-market approval
(PMA) requirements, respectively. While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices to be cleared by a 510(k) pre-market notification prior to marketing. This establishes that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 became effective. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established the FDA will require the manufacturer to submit a PMA application for a class III device that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. A PMA application is also necessary if the device or the particular application for the device is new. The PMA application must contain the results of clinical trials and relevant prototype tests, laboratory and animal studies. It must also contain a complete description of the device, its components and a detailed description of the methods, facilities and controls used for manufacturing, including the method of sterilization. In addition, the submission must include the proposed labeling, advertising literature and training methods, if applicable. The process of obtaining PMA can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all. Moreover, a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

Of the Company's current surgical device products, Biograft is a Class III device. All other surgical device products have been classified as Class II medical devices and have received 510(k) marketing clearance from the FDA.

The surgical device business' manufacturing operation is subject to periodic inspections by the FDA, whose primary purpose is to audit the Company's compliance with the Quality System Regulations (QSR) published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. The Company believes that its manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations.

International Regulation

International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations and duties and tax. Many of these regulations are similar to those of the FDA. With the exception of the European Union (EU), Canada and Australia, the Company relies on its independent distributors to comply with the majority of the foreign regulatory requirements, including registration of the Company's surgical devices with the appropriate governmental authorities. To date, the Company has complied with the regulatory requirements in the foreign countries in which its surgical devices are marketed. See Important Factors - Bovine Tissue Products on Page 11 of this Report.

The registration system in the EU for the Company's surgical devices requires that the Company's quality system conform with international quality standards and that its surgical devices conform with "essential requirements" set forth by the Medical Device Directive ("MDD"). The Company's manufacturing facilities and processes under which the Company's surgical devices are produced were inspected and audited by the British Standards Institute ("BSI") to verify the Company's compliance with the essential requirements of the MDD. BSI verifies that the Company's quality system conforms with the international quality standard and that its products conform with the "essential requirements" set forth by the MDD for the class of surgical devices produced by the Company. BSI certifies the Company's conformity with both the quality standards and the MDD essential requirements, entitling the Company to place the "CE" mark on all the Company's current surgical devices, except Biograft which is exempt. See Important Factors
- Human Tissue Products on Page 11 of this Report.

THIRD PARTY REIMBURSEMENT

The Company's surgical devices are purchased primarily by hospitals and other users, while the interventional business' component products are sold directly to medical device manufacturers which sell finished medical devices to hospitals and other end-users. Hospitals and end-users of such products, in turn, bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private health insurance plans and managed care organizations, reimburse all or part of the costs and fees associated with the procedures utilizing the Company's products and or components.

The availability and level of reimbursement from third-party payers is significant to the Company's business. In Medicare beneficiaries, Centers for Medicare and Medicaid Services (CMS) may establish a national coverage policy, including the amount to be reimbursed, for coverage of claims submitted for reimbursement related to a specific procedure. Private health insurance plans and managed care organizations make their own determinations regarding coverage and reimbursement based either upon "usual and customary" fees or, increasingly, upon a prospective payment system.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators and regulators and third party payers to curb these costs. The development or increased use of more cost effective treatments for diseases could cause such payers to decrease or deny reimbursement for surgeries or to favor non-surgical alternatives to those surgical procedures currently utilizing the Company's surgical products. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan. Higher managed care utilization typically drives down the payments for health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payer measures within a constantly changing healthcare landscape may have on its future business, financial condition or results of operations.

EMPLOYEES

At October 31, 2002, the Company employed approximately 350 full-time and part-time individuals, with approximately 150 employees in its surgical device business and 200 in its interventional business. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The information under the caption "Major Customers and Net Revenue by Geographic Area" on page 34 of the Company's 2002 Annual Report is incorporated herein by reference.

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

HUMAN TISSUE PRODUCT: Human tissue product factors include recently focused attention on the safety of tissue banks, spurred by incidents of the transmission of human disease during tissue transplantation. In the United States, regulations drafted by the FDA have outlined requirements for tissue banks. Proposed rules indicate that medical devices containing human tissue products may be subject to additional controls, although the current regulations have excluded processed and enhanced umbilical cord vein grafts such as Biograft (the Company's only product derived from human tissue). Also, the long-term future regulatory environment for Biograft in Europe is uncertain. The MDD issued by the EU explicitly excludes medical devices from human tissue; however, there is an effort developing to include such devices under a comprehensive regulatory program. This effort is in the early stages, and the Company understands that a consensus on such a directive could take several years. As a result, Biograft may be subject to additional regulations in the United States and Europe, which could make it uneconomical to sell Biograft under a regulatory program.

BOVINE TISSUE PRODUCTS: Bovine Tissue Product factors include Bovine Spongiform Encephalopathy (BSE), which has been identified in cattle in the United Kingdom and has received much publicity in Europe regarding beef for dietary consumption. Under the direction of the USDA, the U.S. government has had an active program of surveillance and import controls since the late 1980's, designed to prevent the introduction of BSE into U.S. cattle. To date all evidence indicates that U.S. cattle are free of BSE. The Company obtains all of its raw pericardium for its biomaterial products from USDA-inspected slaughterhouses. The World Health Organization (WHO) has categorized the levels of BSE infectivity of tissue and fluids on a scale of 1 to 4, with category 4 representing no detectable infectivity. The WHO has classified raw pericardium in category 4. The Company's notified body under the MDD, the BSI, has specifically reviewed biomaterial sourcing and manufacturing processes and has certified the Company's bovine pericardium products. While the Company's Dura-Guard product has not been approved for sale in Japan and France, the Company understands that regulatory approvals will not be granted in those countries for the use of animal derivative products, including bovine pericardium, when used as a dura mater substitute. Any prohibition by certain countries of bovine pericardium products as a result of concerns related to BSE could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2 - PROPERTIES

The Company has two leases for the surgical device business totaling 41,000 square feet, both located at 2575 University Avenue, St. Paul, Minnesota. The base rent of the first lease for 36,000 square feet, which commenced August 1, 1995 and expires July 31, 2005, is approximately $255,000 annually. The base rent of the second lease for 5,000 square feet, which commenced October 15, 2002 and expires January 31, 2004, is approximately $46,000 annually. An extension of the first lease (36,000 square feet) was recently completed, commencing on August 1, 2005 and expiring December 31, 2008, at a base rent to be determined based on market price at the commencement date in 2005. Additionally, the Company has signed a lease to expand the office and manufacturing space at 2575 University Avenue, St. Paul, Minnesota, by 29,000 square feet beginning on January 1, 2004 through December 31, 2008. Annual base rent for the additional 29,000 square feet from January 2004 through December 2006 is approximately $316,000, and from January 2007 through December 2008 is approximately $330,000.

The Company also has leases on two facilities for its interventional business totaling 29,000 square feet at 471 and 475 Apollo Drive, Lino Lakes, Minnesota. The first lease for 25,000 square feet, commenced December 1, 1997 and expired December 2002 but an option exercised for another five years to 2007. The base rent is approximately $113,000 annually. The base rent of the second lease for 4,000 square feet, which commenced April 1, 1999 and expires five years from that date with a subsequent five-year option, is approximately $34,500 annually.

The Company leases approximately 3,750 square feet for its MCA facility at 439 Industrial Lane, Birmingham, Alabama. The base rent of this lease, which commenced July 1, 2002 and expires June 30, 2005, is $33,600 annually.

The Company pays apportioned real estate taxes and common costs on its St. Paul and Lino Lakes leased facilities. The Company also owns a 20,000 square foot facility at 400 Apollo Drive, Lino Lakes, Minnesota, which was acquired in conjunction with the acquisition of Emtech, Inc. in March 2002.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not currently involved in litigation which may occur in the ordinary course and be incidental to its business. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that the Company's risk management practices, including its insurance coverage, are reasonably adequate to protect against potential material product liability losses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers, their ages, and their offices held as of December 31, 2002 are as follows:

      NAME                        AGE                            TITLE
      ----                        ---                            -----
Karen Gilles Larson                60     President, Chief Executive Officer and Director
Fariborz Boor Boor                 44     President and Chief Operating Officer of Synovis Interventional Solutions,
                                          Inc.
David A. Buche                     41     Vice President of Marketing and Sales of Synovis Surgical Innovations
Michael K. Campbell                51     President of Synovis Micro Companies Alliance, Inc.
Mary L. Frick                      49     Vice President of Regulatory/Clinical/Quality Affairs
Evan S. Johnston                   42     Vice President of Operations of Synovis Surgical Innovations
Connie L. Magnuson                 41     Vice President of Finance and Chief Financial Officer
B. Nicholas Oray, Ph.D.            51     Vice President of Research and Development, Synovis Surgical Innovations

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

Michael K. Campbell. Mr. Campbell has served as President of Synovis Micro Companies Alliance ( Synovis MCA) since July 6, 2001, the acquisition date of MCA by the Company. Prior to the acquisition he was President and CEO of MCA from July 2000 through July 2001. From June 1999 to May 2000, Mr. Campbell served as Executive Vice President of PrimeSource Surgical, a specialty operating room distributor. From 1979 to June 1999, he was with Futuretech, Inc., a specialty medical distribution company serving the southeastern United States, and served as principal board member and Vice President.

Mary L. Frick, M.S.C. Ms. Frick has served as Vice President of Regulatory/Clinical/Quality Affairs since November 2000 and as Director of Regulatory/Clinical/Quality Affairs since November 1998. Prior to this, she held the position of Group Manager of Regulatory/Clinical/Quality Affairs from June to November of 1998. From 1984 to June 1998, Ms. Frick held a series of management positions in Research, Operations and Regulatory/Clinical Affairs at INCSTAR Corporation, a diagnostic medical device manufacturer. From 1979 to 1984, Ms. Frick worked in research at the University of Minnesota-Medical School.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information under the caption "Common Stock Information" on page 36 of the Company's 2002 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The financial information in the tables and charts under the caption "Financial Highlights" on pages 2-3 of the Company's 2002 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16-20 of the Company's 2002 Annual Report is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk are included in Item 7.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and related Notes thereto on pages 21-34 and the Independent Auditors' Report for fiscal 2002 and 2001 on page 35 of the Company's 2002 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Quarterly Results" on page 36 of the Company's 2002 Annual Report. The Report of Independent Accountants for fiscal 2000 is included on page 20 of this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 19, 2001, the Company concluded the services of its prior independent auditors, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) and on May 10, 2001, appointed Deloitte and Touche LLP its new independent auditors. This determination followed the Company's decision to seek proposals and competitive bids from independent accounting firms, including PricewaterhouseCoopers, with respect to the engagement of independent accountants to audit the Company's consolidated financial statements for the fiscal year ending October 31, 2001. The decision to appoint Deloitte and Touche LLP was approved by the Company's Audit Committee of the Board of Directors.

The reports of PricewaterhouseCoopers on the consolidated financial statements of the Company for the fiscal year ended October 31, 2000 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period through April 19, 2001, (i) there were no disagreements between the Company and PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference to the subject matter of the disagreement in connection with its reports for such periods and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.

The Company initially reported the change in accountants on Form 8-K on April 26, 2001. The Form 8-K contained a letter from PricewaterhouseCoopers to the Securities and Exchange Commission stating that it agreed with the statements concerning their firm made therein.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Directors of the Registrant:

      The information under the captions "Election of Directors - Information About Nominees" and "Election of Directors - Other Information About Nominees" in the Registrant's 2003 Proxy Statement is incorporated herein by reference.

(b)   Executive Officers of the Registrant:

      Information concerning Executive Officers of the Company is included in this Report on pages 13 and 14 under Item 4A, "Executive Officers of the Registrant."

(c)   Compliance with Section 16(a) of the Exchange Act:

      The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2003 Proxy Statement is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information under the captions "Executive Compensation" and "Election of Directors - Directors' Compensation" in the Registrant's 2003 Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of October 31, 2002 with respect to compensation plans under which equity securities the Company are authorized for issuance.

                                            A                                  B                         C
                                                                                                Number of securities
                                                                                                remaining available for
                                   Number of securities to be         Weighted-average          future issuance under
                                   issued upon exercise of            exercise price of         equity compensation plans
                                   oustanding options,                oustanding options,       (excluding securities
Plan Category                      warrants and rights                warrants and rights       reflected in column A)(1)

Equity compensation
Plans approved by the
Company's stockholders                     995,911                       $5.10                           668,295

Equity compensation
Plans not approved by the
Company's stockholders                     122,860(2)                    $2.73                                --
                                         ---------                       -----                         ---------

Total                                    1,118,771                       $4.84                           668,295
                                         =========                       =====                         =========

----------
(1.) Included in the securities remaining available for issuance (Column C) are 430,866 shares associated with various stock award and stock option plans, 161,429 shares associated with the Company's Employee Stock Purchase Program and 76,000 shares associated with the Company's Director Plan.

(2.) The 122,860 shares included in the equity compensation plans not approved by the Company's stockholders are stock options granted to non-employees between November 1987 and May 1997 for various services performed. No securities remain available for future issuance.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14 - CONTROLS AND PROCEDURES

The Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls subsequent to the date the CEO and CFO completed their evaluation.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of documents filed as part of this Report:

      1)    Financial Statements, Related Notes and the Independent Auditors'
            Report:

            All of the following items are incorporated herein by reference from the pages indicated in the Company's 2002 Annual Report, except for the Report of Independent Accountants - PricewaterhouseCoopers LLP:

                                                                                                     Page
                                                                                                     ----
            - Consolidated Statements of Income for the years ended
                  as of October 31, 2002, 2001 and 2000                                               21
            - Consolidated Balance Sheets for the years ended
                  October 31, 2002 and 2001                                                           22
            - Consolidated Statements of  Shareholders' Equity for the years ended
                  October 31, 2002, 2001 and 2000                                                     23

            - Consolidated Statements of Cash Flows for the years ended
                  October 31, 2002, 2001 and 2000                                                     24
            - Notes to Consolidated Financial Statements                                             25-34
            - Independent Auditors' Report of Deloitte & Touche LLP                                   35
            - Report of Independent Accountants - PricewaterhouseCoopers LLP (see page
            20 of this Report on Form 10-K)

            The unaudited selected quarterly financial data included under the caption "Quarterly Results" on page 36 of the Company's 2002 Annual Report is incorporated herein by reference.

      2)    Financial Statement Schedule:

            The following financial statement schedule and Independent Auditors' Report thereon are included herein and should be read in conjunction with the Consolidated Financial Statements referred to above (page numbers refer to pages in this Report on Form 10-K):

                                                                                                     Page
                                                                                                     ----
            - Independent Auditors' Reports on Schedule                                               21
            - Schedule II - Valuation and Qualifying Accounts                                         22

            All other financial statement schedules not listed have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable.

3)    Exhibits:

      The exhibits to this Report on Form 10-K are listed in the Exhibit Index on pages E-1 and E-2 of this Report.

      The Company will furnish a copy of any exhibit to a shareholder who requests a copy in writing to the Company. Requests should be sent to:
      Chief Financial Officer, Synovis Life Technologies, Inc., 2575 University Avenue W., St. Paul, Minnesota 55114-1024.

      The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report of Form 10-K pursuant to Item 15(c):

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

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the fiscal quarter ended October 31, 2002.

(c)   Exhibits:

      The response to this portion of Item 15 is included as a separate section of this Report on Form 10-K on pages E-1 and E-2.

(d)   Financial Statement Schedule:

      The response to this portion of Item 15 is included as a separate section of this Report on Form 10-K beginning on page 21.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Synovis Life Technologies, Inc.

In our opinion, the consolidated statements of income, shareholders' equity and of cash flows for the year ended October 31, 2000 appearing on pages 21 through 24 of the Synovis Life Technologies, Inc. (formerly Bio-Vascular, Inc.) 2002 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K present fairly, in all material respects, the results of operations and cash flows of Synovis Life Technologies, Inc. and its subsidiaries for the year ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 1, 2000

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Synovis Life Technologies, Inc.

We have audited the consolidated financial statements of Synovis Life Technologies, Inc. and subsidiaries (the Company) as of October 31, 2002 and 2001, and for the years then ended, and have issued our report thereon dated November 27, 2002; such financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included information for the years ended October 31, 2002 and 2001 on the financial statement schedule of the Company, listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Minneapolis, Minnesota
November 27, 2002


REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Synovis Life Technologies, Inc.

Our audits of the consolidated financial statements referred to in our report dated December 1, 2000 appearing in the 2002 Annual Report to Shareholders of Synovis Life Technologies, Inc. (formerly Bio-Vascular, Inc.) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 1, 2000

                                   SCHEDULE II

SYNOVIS LIFE TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

                                    Balance at    Charged to                 Balance
                                    beginning     cost and                   at end of
Description                         of period     expenses    Deductions     period
-----------                         ---------     --------    ----------     ------
Allowance for doubtful accounts:

Year ended October 31, 2002 ....     $111,000     $ 78,000     $ 34,000     $155,000

Year ended October 31, 2001 ....      115,000       29,000       33,000      111,000

Year ended October 31, 2000 ....       98,000       48,000       31,000      115,000

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SYNOVIS LIFE TECHNOLOGIES, INC.


                                   By  /s/ Karen Gilles Larson
                                   ---------------------------
                                           Karen Gilles Larson, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                   Dated:  January 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 24, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Karen Gilles Larson
-----------------------
Karen Gilles Larson
President, Chief Executive Officer and Director

/s/ Connie L. Magnuson
----------------------
Connie L. Magnuson
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Timothy M. Scanlan
----------------------
Timothy M. Scanlan
Chairman, Board of Directors

/s/ Richard W. Perkins
----------------------
Richard W. Perkins, Director

/s/ Anton R. Potami
-------------------
Anton R. Potami, Director

/s/ William G. Kobi
-------------------
William G. Kobi, Director

/s/ Edward E. Strickland
------------------------
Edward E. Strickland, Director

I, Karen Gilles Larson, certify that:

1. I have reviewed this annual report on Form 10-K of Synovis Life Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 24, 2003

/s/ Karen Gilles Larson
-----------------------
Karen Gilles Larson
President and Chief Executive Officer

I, Connie L. Magnuson, certify that:

1. I have reviewed this annual report on Form 10-K of Synovis Life Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 24, 2003

/s/ Connie L. Magnuson
----------------------
Connie L. Magnuson
Vice-President of Finance and Chief Financial Officer

SYNOVIS LIFE TECHNOLOGIES, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2002

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

3.4 Amendment to the Articles of Incorporation, effective May 1, 2002, regarding the Company name Change from `Bio-Vascular, Inc.' to `Synovis Life Technologies, Inc.' (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (File No. 0-13907)).

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

SYNOVIS LIFE TECHNOLOGIES, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2002

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

10.11 Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

10.12 Lease Agreement effective August 27, 1997 between Jer-Neen Manufacturing Co., Inc. (d/b/a Synovis Interventional Solutions, Inc.) and F&G Incorporated (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No. 0-13907)).

10.13 Acquisition agreement and Plan of Reorganization by and among the Company and Emtech, Inc., dated March 6, 2002 (incorporated by reference to
      Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File No. 0-13907)).

10.14 Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated September 19, 2002 (filed herewith electronically).

13.1 Portions of the Company's 2002 Annual Report to Shareholders incorporated herein by reference (filed herewith electronically).

21.1  List of Subsidiaries of the Company (filed herewith electronically).

23.1  Consent of Deloitte and Touche LLP (filed herewith electronically).

23.2  Consent of PricewaterhouseCoopers LLP (filed herewith electronically).

99.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).