Form 10-Q
period 2003-01-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2003-03-14
CIK 780127

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

                   For quarterly period ended January 31, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                         Commission File Number 0-13907

               ---------------------------------------------------


                         SYNOVIS LIFE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                        State of Incorporation: Minnesota
                 I.R.S. Employer Identification No.: 41-1526554

              Principal Executive Offices: 2575 University Ave. W.
                            St. Paul, Minnesota 55114
                        Telephone Number: (651) 603-3700

               ---------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes      No  X
                                        ---     ---

On March 4, 2003, there were 9,682,936 shares of the registrant's common stock, par value $.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                              Three Months Ended
                                                                  January 31,
                                                           2003               2002
                                                       ------------       ------------
Net revenue                                            $     12,469       $      8,029
Cost of revenue                                               7,027              4,025
                                                       ------------       ------------
Gross margin                                                  5,442              4,004

Operating expenses:
Selling, general and administrative                           3,371              2,792
Research and development                                        861                460
                                                       ------------       ------------

Operating income                                              1,210                752

Other income, net                                                 1                 18
                                                       ------------       ------------

Income before provision for income taxes                      1,211                770

Provision for income taxes                                      418                268
                                                       ------------       ------------

Net income                                             $        793       $        502
                                                       ============       ============

Earnings per share:
        Basic                                          $       0.08       $       0.05
                                                       ============       ============
        Diluted                                        $       0.08       $       0.05
                                                       ============       ============


      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
AS OF JANUARY 31, 2003 AND OCTOBER 31, 2002
--------------------------------------------------------------------------------
(in thousands, except share and per share data)

                                                                      January 31,          October 31,
                                                                          2003                2002
                                                                      ------------        ------------
ASSETS
Current assets:
Cash and cash equivalents                                             $      5,588        $      7,866
Accounts receivable, net                                                     6,262               4,815
Inventories                                                                  7,972               7,368
Deferred income taxes                                                          388                 388
Other                                                                          723                 583
                                                                      ------------        ------------
    Total current assets                                                    20,933              21,020

Property, equipment and leasehold improvements, net                          8,681               8,408
Goodwill                                                                     4,821               4,813
Other intangible assets, net                                                 2,273               2,314
Deferred income taxes and other                                                 44                  58
                                                                      ------------        ------------
    Total assets                                                      $     36,752        $     36,613
                                                                      ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                      $      2,005        $      2,529
Accrued expenses                                                             2,643               2,942
Current maturities of long-term obligations                                    353                 362
                                                                      ------------        ------------
    Total current liabilities                                                5,001               5,833

Deferred income taxes                                                          160                 160
Long-term obligations, net of current maturities                               232                 322
                                                                      ------------        ------------
    Total liabilities                                                        5,393               6,315
                                                                      ------------        ------------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at January 31, 2003 and
    October 31, 2002                                                            --                  --
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 9,651,118 at January 31, 2003 and
    9,586,222 at October 31, 2002                                               97                  96
Additional paid-in capital                                                  31,455              31,190
Unearned compensation                                                           (5)                 (7)
Accumulated deficit                                                           (188)               (981)
                                                                      ------------        ------------
    Total shareholders' equity                                              31,359              30,298
                                                                      ------------        ------------
    Total liabilities and shareholders' equity                        $     36,752        $     36,613
                                                                      ============        ============


      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------
(in thousands)

                                                                                             Three Months Ended
                                                                                                 January 31,
                                                                                          2003                2002
                                                                                      ------------        ------------
NET CASH FROM OPERATING ACTIVITIES:
Net income                                                                            $        793        $        502

Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements                435                 314
Amortization of intangible assets                                                               71                  77
Non-cash compensation                                                                            2                  26
Other                                                                                           18                  --

Changes in operating assets and liabilities:
Accounts receivable                                                                         (1,456)               (383)
Inventories                                                                                   (613)               (541)
Other current assets                                                                          (126)                (63)
Accounts payable                                                                              (524)               (334)
Accrued expenses                                                                              (299)               (149)
                                                                                      ------------        ------------

Net cash used in operating activities                                                       (1,699)               (551)
                                                                                      ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements                                    (708)               (348)
Investments in patents and trademarks                                                          (30)                (28)
Other                                                                                           (8)                (23)
                                                                                      ------------        ------------

Net cash used in investing activities                                                         (746)               (399)
                                                                                      ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans                                         266                  66
Repayment of capital lease obligations                                                         (66)                (11)
Repayments of other long-term obligations                                                      (33)                (40)
                                                                                      ------------        ------------

Net cash provided by financing activities
                                                                                               167                  15
                                                                                      ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (2,278)               (935)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             7,866               7,090
                                                                                      ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $      5,588        $      6,155
                                                                                      ============        ============



      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


(1) BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements of Synovis Life Technologies, Inc. (Synovis or the Company) have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Form 10-K for the year ended October 31, 2002.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three months ended January 31, 2003 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2003.


(2) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                  January 31,       October 31,
                                                      2003             2002
                                                  -----------      ------------
Inventories:
Raw materials ...............................     $ 1,938,000      $  1,902,000
Work in process .............................       3,711,000         2,617,000
Finished goods ..............................       2,323,000         2,849,000
                                                  -----------      ------------
                                                  $ 7,972,000      $  7,368,000
                                                  ===========      ============


(3) GOODWILL AND OTHER INTANGIBLE ASSETS:

The following table summarizes the Company's amortized intangible assets:

                                         As of January 31,                     As of October 31,
                                               2003                                   2002
                                 ---------------------------------     ---------------------------------
                                 Gross Carrying       Accumulated      Gross Carrying      Accumulated
                                     Amount          Amortization          Amount          Amortization
                                 --------------     --------------     --------------     --------------
Amortized intangible assets:
     Patents and trademarks      $    1,056,000     $      310,000     $    1,026,000     $      293,000
     Developed technology             1,102,000            176,000          1,102,000            149,000
     Noncompete agreements            1,050,000            449,000          1,050,000            422,000
                                 --------------     --------------     --------------     --------------
         Total                   $    3,208,000     $      935,000     $    3,178,000     $      864,000
                                 ==============     ==============     ==============     ==============


Amortization expense was $71,000 for the three months ended January 31, 2003 and January 31, 2002. The estimated amortization expense for each of the next five years is approximately $285,000 per year, based on the Company's present intangible assets.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


The following is a summary of goodwill by business segment:

                          Interventional business   Surgical device business      Total
                          -----------------------   ------------------------    ----------
Goodwill at:
     January 31, 2003           $ 4,093,000               $ 728,000             $4,821,000
     October 31, 2002           $ 4,093,000               $ 720,000             $4,813,000

The $8,000 change in goodwill during the three months ended January 31, 2003 is primarily attributable to an earnout payment to the sole shareholder from a previous acquisition, partially offset by a tax benefit from tax deductible goodwill pertaining to this acquisition. No impairment losses were incurred during the three months ended January 31, 2003.


(4) EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                                     Three Months Ended
                                                                        January 31,
                                                                  2003               2002
                                                              ------------       ------------
Denominator for basic earnings per share -
weighted-average common shares ........................          9,606,600          9,221,039

Effect of dilutive securities:
Shares associated with deferred compensation ..........              2,233             31,511

Shares associated with option plans ...................            438,090            444,282
                                                              ------------       ------------
Potential dilutive common shares ......................            440,323            475,793
                                                              ------------       ------------
Denominator for diluted earnings per share -
weighted-average common shares and dilutive
potential common shares ...............................         10,046,923          9,696,832
                                                              ============       ============
Options excluded from EPS calculation because
exercise prices are greater than the average
market price of the Company's common stock ............             81,296            109,446
                                                              ============       ============

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


                                                    As of January 31,
                                               2003                   2002
                                          ---------------       ---------------
Options outstanding ...............             1,217,286             1,370,934
Range of exercise prices ..........        $2.09 - $12.21        $2.00 - $12.21
Range of expiration dates .........           2003 - 2010           2002 - 2009
Non-vested stock awards ...........                 2,233                31,511


(5) SEGMENT INFORMATION:

The following table presents certain financial information by business segment for the three months ended January 31, 2003 and 2002:

                                       Three Months Ended
                                           January 31,
                                    2003               2002
                                ------------       ------------
Net revenue:
  Surgical device business      $  6,070,000       $  4,159,000
  Interventional business          6,399,000          3,870,000
                                ------------       ------------
    Total                       $ 12,469,000       $  8,029,000
                                ============       ============

Operating income:
  Surgical device business      $  1,111,000       $    109,000
  Interventional business             99,000            643,000
                                ------------       ------------
    Total                       $  1,210,000       $    752,000
                                ============       ============


(6) SHAREHOLDERS' EQUITY:

During the three months ended January 31, 2003, stock options for the purchase of 64,896 shares of the Company's common stock were exercised at prices between $3.25 and $5.96 per share.


(7) NEW ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 on November 1, 2002, and the adoption had no impact on the Company's consolidated financial position and results of operations.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations,

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on November 1, 2002, and the adoption had no impact on the Company's consolidated financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. The Company adopted SFAS 145 on November 1, 2002, and the adoption had no impact on the Company's financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003, and the adoption had no impact on the Company's financial position or results of operations.

In December 2002, The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the pro forma disclosure provisions of SFAS No. 123 for companies that continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, "Interim Financial Reporting" to require pro forma disclosure about those effects in interim financial statements. The Company will adopt the disclosure requirements of SFAS No. 148 on February 1, 2003 and has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation. The Company will include the additional disclosure requirements of SFAS No. 148 in financial reports for interim periods beginning after December 15, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Forward-Looking Statements:

The disclosures in this Form 10-Q may include "forward-looking statements" made under the Private Securities Litigation Reform Act of 1995. The statements can be identified by words such as "should", "may", "will", "expect", "believe", "anticipate", "estimate", "continue" or other similar expressions. All forward-looking statements in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission, such as the year-end Annual Report on Form 10-K for the year ended October 31, 2002.


OVERVIEW

Synovis Life Technologies, Inc. (Synovis or the Company) is a diversified medical device company engaged in developing, designing, manufacturing and bringing to market products for the surgical and interventional treatment of disease. Its business is conducted in two reportable segments, the surgical device business and the interventional business, with segmentation based upon similarities of the underlying business operations, products and markets of each.

The surgical device business develops, manufactures and markets implantable biomaterial products, devices for microsurgery and surgical tools that reduce risks of critical surgeries, lead to better patient outcomes and lower costs. The interventional business provides the services of concept development, engineering, rapid prototyping and manufacturing of complex micro-wire forms and polymer components used in many interventional devices in the cardiac rhythm management, neurostimulation, vascular and other markets.


CRITICAL ACCOUNTING POLICIES

Goodwill: In accordance with the Statement of Financial Accounting Standards
(SFAS) No. 142, goodwill is no longer amortized, but is reviewed annually for impairment. Please see Note 3 to the unaudited consolidated condensed financial statements for additional goodwill information.

Other Intangible Assets: The Company's other intangible assets, primarily developed technology, patents, trademarks, and non-compete agreements pertaining to previous business acquisitions, are recorded at cost and are amortized using the straight-line method over their estimated useful lives, generally seven to 17 years. These assets are reviewed annually for impairment. Please see Note 3 to the unaudited consolidated condensed financial statements for additional intangible asset information.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Derivative Instruments and Hedging Activities: The Company does not enter into any derivative instruments or hedging activities. The Company's policy is to only enter into contracts that can be designated as normal purchases or sales.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2003 WITH
THE THREE MONTHS ENDED JANUARY 31, 2002

Net revenue increased 55% to $12,469,000 in the first quarter of fiscal 2003 compared with $8,029,000 in the first quarter of fiscal 2002. The Company's consolidated operating income grew 61% to $1,210,000 in the first quarter of fiscal 2003 from $752,000 in the prior year quarter. Consolidated net income increased 58% to $793,000, or eight cents per diluted share, from $502,000, or five cents per diluted share, in the same quarter of fiscal 2002.

The surgical device business generated net revenue growth of 46% in the first quarter of fiscal 2003 to $6,070,000 from $4,159,000 in the year-ago quarter. Worldwide net revenue from the sales of Peri-Strips(R) increased 106% over the first quarter of fiscal 2003, contributing net revenue of $2,714,000 in the first quarter of 2003, compared to $1,320,000 in the first quarter of 2002. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, notably gastric bypass surgery. Gastric bypass is a surgical treatment for morbid obesity, which is considered epidemic in the United States. This product's growth potential comes from its value in reducing the risk of life-threatening complications from gastric bypass surgery and from the growing number of these procedures. Projections estimate the number of gastric bypass procedures are expected to reach 80,000 in 2003 and between 110,000 and 150,000 in 2004.

The microsurgery product line of the surgical business contributed net revenue of $313,000 in the first quarter of 2003, a 26% increase over the prior year quarter. The primary product sold to the microsurgeon is the Microvascular Anastomotic Coupler System (Coupler), a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results. The Coupler is a platform technology which the Company is currently building upon to enter other markets. The Company has filed a patent to incorporate technology to detect blood flow and other critical parameters in an anastomotic device, with the ultimate objective of entering the large cardiac and vascular markets.

The interventional business generated net revenue of $6,399,000 in the first quarter of 2003, a 65% increase over $3,870,000 in the first quarter last year. In March 2002, the interventional business acquired a company to expand its capabilities in polymer injection molding, CNC machining and tooling. The acquisition contributed revenue of $480,000 in the first quarter of 2003. Revenue for the base interventional business in the first quarter of 2003, exclusive of acquisition revenue, increased 53% over the prior-year quarter.

The gross margin percentage decreased six percentage points, from 50% to 44% during the first quarter of fiscal 2003 from the same quarter of fiscal 2002. Gross margin for the surgical device business increased to 65% in the first quarter of 2003 from 60% in the first quarter of 2002 due to increased manufacturing efficiencies and sales mix. The interventional business' margin decreased from 39% to 23% in the first quarter of 2003. This decrease is attributable to several factors. During the first quarter of fiscal 2002, the interventional business had revenue of $415,000 for milestone payments - with no associated cost of sales or other period cost - related to successful work on an embolic distal protection device designed and patented by Metamorphic Surgical Devices, LLC (MSD), an unrelated company. Additionally, manufacturing costs increased in the first quarter of 2003 due to training and scrap costs associated with a rapidly growing workforce. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities. While the Company's consolidated gross margin may fluctuate quarter to quarter based on variations in these factors, the Company expects the gross margin for the interventional business to improve by fiscal year end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Selling, general and administrative (SG&A) expense during the first quarter of fiscal 2003 increased $579,000, or 21%, to $3,371,000 from $2,792,000 in the comparable fiscal 2002 quarter. SG&A expense declined eight percentage points, however, as a percentage of net revenue from 35% in the fiscal 2002 quarter to 27% in the fiscal 2003 quarter. Effectively planning and executing SG&A spending increases in a period of significantly higher levels of revenue growth resulted in this decrease.

Research and development (R&D) expense increased 87% during the first quarter of fiscal 2003 to $861,000 from $460,000 during the prior-year quarter. This planned increase is partially due to the development of various proprietary devices for sale to interventional customers, along with the timing and nature of various surgical device projects. In both business units, R&D expense fluctuates from quarter to quarter based on the timing and progress through external parties of the projects. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

Operating income increased 61% in the first quarter of fiscal 2003, to $1,210,000 from $752,000 in the first quarter of fiscal 2002. First quarter operating income for the surgical device business increased $1,002,000 to $1,111,000 in fiscal 2003 from $109,000 in fiscal 2002. The increase for the surgical device business is primarily due to relatively greater increases in revenue as compared to organizational operating expenses. Operating income for the interventional business decreased $544,000, to $99,000 in the first quarter of 2003 from $643,000 in the first quarter of 2002. The decrease is in line with the Company's expectations, and is largely attributable to the $415,000 milestone payment received from MSD in the first quarter of 2002 as well as decreased gross margins.

The Company recorded a provision for income taxes of $418,000 in the first quarter of fiscal 2003, at an effective tax rate of 35%, as compared to $268,000 at an effective tax rate of 35% in the first quarter of fiscal 2002. The effective annual tax rate expected to be applied for fiscal 2003 is consistent with the Company's quarterly tax rate.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,588,000 at January 31, 2003 as compared to $7,866,000 at October 31, 2002, a decrease of $2,278,000. The Company primarily utilizes internally generated cash flow and existing cash balances to fund the operations of its businesses. The decrease in cash is primarily related to working capital requirements necessary to support two high-growth business units. As of January 31, 2003, the Company had long-term obligations (including current portions) of $585,000, requiring payments through 2005.

Operating activities used cash of $1,699,000 in the first three months of fiscal 2003, as compared to using cash of $551,000 during the first three months of fiscal 2002. Cash was used by operations for working capital necessary to support growth in both business units, primarily for accounts receivable (net increase of $1,456,000) and inventories (net increase of $613,000). This was partially offset by an increase in net income.

Investing activities used $746,000 of cash during the first three months of fiscal 2003, which included $708,000 in purchases of equipment and leasehold improvements, $30,000 of investments in patents and trademarks and $8,000 in other investing activities.

Financing activities provided $167,000 of cash during the first three months of fiscal 2003, which consisted of proceeds of $266,000 received upon the exercise of stock options under the Company's stock option plan and stock purchases under the Company's employee stock purchase plan, offset by $99,000 in cash repayments of capital equipment lease and other long-term obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


The Company believes existing cash and investments, coupled with anticipated cash flows from operations will be sufficient to satisfy its operating cash requirements for the next twelve months. During fiscal 2003, the Company expects to open a leased manufacturing facility in Puerto Rico that will expand the capacity of the interventional business. The investment in the Puerto Rico facility is expected to be financed through a combination of Puerto Rican incentives for job creation and facility improvements, with the remainder to be provided by the Company's cash and cash flow. This forward-looking statement regarding sufficiency of cash and cash flows, as well as the Company's long-term cash requirements, will be a function of a number of variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.


NEW ACCOUNTING STANDARDS

In December 2002, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the pro forma disclosure provisions of SFAS No. 123 for companies that continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, "Interim Financial Reporting" to require pro forma disclosure about those effects in interim financial statements. The Company will adopt the disclosure requirements of SFAS No. 148 on February 1, 2003 and has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation. The Company will include the additional disclosure requirements of SFAS No. 148 in financial reports for interim periods beginning after December 15, 2002.


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


ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls subsequent to the date the CEO and CFO completed their evaluation.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 a.     Exhibits

 10.1 Amendment to Lease Agreement effective August 27, 1997 between Synovis Interventional Solutions, Inc. and F&G Incorporated (filed herewith electronically).

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


                                      SYNOVIS LIFE TECHNOLOGIES, INC.


Dated: March 14, 2003                 /s/ Connie L. Magnuson
                                      -----------------------------------------
                                      Connie L. Magnuson
                                      Vice President of Finance and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 14, 2003


/s/ Karen Gilles Larson
-------------------------------------
Karen Gilles Larson
President and Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 14, 2003


/s/ Connie L. Magnuson
-----------------------------------------------------
Connie L. Magnuson
Vice-President of Finance and Chief Financial Officer

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
  10.1      Amendment to Lease Agreement effective August 27, 1997 between
            Synovis Interventional Solutions, Inc. and F&G Incorporated (filed herewith electronically).

  99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).