Form 10-Q
period 2003-04-30
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2003-06-12
CIK 780127

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For quarterly period ended April 30, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ___ to ____

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

               ---------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes   X    No
                                       -----     -----

On June 9, 2003, there were 9,811,618 shares of the registrant's common stock, par value $.01 per share, outstanding.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                                Three Months Ended                Six Months Ended
                                                                     April 30,                        April 30,
                                                              2003             2002             2003             2002
                                                           ------------    ------------    -------------    -------------


Net revenue                                                   $ 15,298         $ 9,484         $ 27,767         $ 17,513
Cost of revenue                                                  8,731           4,822           15,758            8,847
                                                           ------------    ------------    -------------    -------------
Gross margin                                                     6,567           4,662           12,009            8,666

Operating expenses:
Selling, general and administrative                              3,610           3,084            6,981            5,878
Research and development                                         1,053             413            1,914              872
                                                           ------------    ------------    -------------    -------------

Operating income                                                 1,904           1,165            3,114            1,916

Interest, net                                                       (2)              9               (1)              27
                                                           ------------    ------------    -------------    -------------

Income before provision for income taxes                         1,902           1,174            3,113            1,943

Provision for income taxes                                         655             408            1,073              675
                                                           ------------    ------------    -------------    -------------

Net income                                                     $ 1,247           $ 766          $ 2,040          $ 1,268
                                                           ============    ============    =============    =============

Earnings per share:
        Basic                                                   $ 0.13          $ 0.08           $ 0.21           $ 0.14
                                                           ============    ============    =============    =============
        Diluted                                                 $ 0.12          $ 0.08           $ 0.20           $ 0.13
                                                           ============    ============    =============    =============



      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS  (UNAUDITED)
AS OF APRIL 30, 2003 AND OCTOBER 31, 2002
--------------------------------------------------------------------------------
(in thousands, except share and per share data)

                                                                                  April 30,         October 31,
                                                                                    2003                2002
                                                                               ----------------    ---------------

ASSETS
Current assets:
Cash and cash equivalents                                                              $ 6,458            $ 7,866
Accounts receivable, net                                                                 6,706              4,815
Inventories                                                                             10,117              7,368
Deferred income taxes                                                                      388                388
Other                                                                                      601                583
                                                                               ----------------    ---------------
    Total current assets                                                                24,270             21,020

Property, equipment and leasehold improvements, net                                      9,856              8,408
Goodwill, net                                                                            4,830              4,813
Other intangible assets, net                                                             2,254              2,314
Deferred income taxes and other                                                             36                 58
                                                                               ----------------    ---------------
    Total assets                                                                      $ 41,246           $ 36,613
                                                                               ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                       $ 4,325            $ 2,529
Accrued expenses                                                                         3,235              2,942
Current maturities of long-term obligations                                                360                362
                                                                               ----------------    ---------------
    Total current liabilities                                                            7,920              5,833

Deferred income taxes                                                                      160                160
Long-term obligations, net of current maturities                                           142                322
                                                                               ----------------    ---------------
    Total liabilities                                                                    8,222              6,315
                                                                               ----------------    ---------------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at April 30, 2003 and
    October 31, 2002                                                                         -                  -
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 9,737,400 at April 30, 2003 and
    9,586,222 at October 31, 2002                                                           97                 96
Additional paid-in capital                                                              31,872             31,190
Unearned compensation                                                                       (4)                (7)
Retained earnings (accumulated deficit)                                                  1,059               (981)
                                                                               ----------------    ---------------
    Total shareholders' equity                                                          33,024             30,298
                                                                               ----------------    ---------------
    Total liabilities and shareholders' equity                                        $ 41,246           $ 36,613
                                                                               ================    ===============



      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------
(in thousands)

                                                                                              Six Months Ended
                                                                                                  April 30,
                                                                                           2003             2002
                                                                                       -------------    ------------

NET CASH FROM OPERATING ACTIVITIES:
Net income                                                                                  $ 2,040         $ 1,268

Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements                 911             665
Amortization of intangible assets                                                               142             151
Non-cash compensation                                                                             3              52
Other                                                                                            22             227

Changes in operating assets and liabilities:
Accounts receivable                                                                          (1,891)           (661)
Inventories                                                                                  (2,749)         (1,073)
Other current assets                                                                            (18)           (299)
Accounts payable                                                                              1,796             229
Accrued expenses                                                                                293             246
                                                                                       -------------    ------------

Net cash provided by operating activities                                                       549             805
                                                                                       -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements                                   (2,359)           (766)
Investments in patents and trademarks                                                           (82)           (100)
Acquisition of Emtech, Inc., net of cash received                                                 -            (620)
Other                                                                                           (17)            (32)
                                                                                       -------------    ------------

Net cash used in investing activities                                                        (2,458)         (1,518)
                                                                                       -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans                                          683             449
Repayment of capital lease obligations                                                          (79)            (31)
Repayments of other long-term obligations                                                      (103)            (81)
                                                                                       -------------    ------------

Net cash provided by financing activities                                                       501             337
                                                                                       -------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (1,408)           (376)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              7,866           7,090
                                                                                       -------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 6,458         $ 6,714
                                                                                       =============    ============


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

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and six months ended April 30, 2003 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2003.


(2)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                                                      April 30,       October 31,
                                                                                        2003              2002
                                                                                        ----              ----
Inventories:
Raw materials..................................................................... $   2,363,000    $   1,902,000
Work in process...................................................................     4,265,000        2,617,000
Finished goods....................................................................     3,489,000        2,849,000
                                                                                   -------------    -------------
                                                                                   $  10,117,000    $   7,368,000
                                                                                   =============    =============




(3)  GOODWILL AND OTHER INTANGIBLE ASSETS:


The following table summarizes the Company's amortized intangible assets:


                                          As of April 30,                                 As of October 31,
                                               2003                                             2002
                                               ----                                             ----
                                   Gross Carrying     Accumulated                 Gross Carrying       Accumulated
                                       Amount        Amortization                     Amount          Amortization
                                       ------        ------------                     ------          ------------
Amortized intangible assets:
     Patents and trademarks         $  1,108,000     $    326,000                   $ 1,026,000       $    293,000
     Developed technology              1,102,000          204,000                     1,102,000            149,000
     Noncompete agreements             1,050,000          476,000                     1,050,000            422,000
                                    ------------     ------------                   -----------       ------------
         Total                      $  3,260,000     $  1,006,000                   $ 3,178,000       $    864,000
                                    ============     ============                   ===========       ============


Amortization expense related to intangible assets was $142,000 for the six months ended April 30, 2003 and April 30, 2002. The estimated amortization expense for each of the next five years is approximately $285,000 per year, based on the Company's present intangible assets.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


The following is a summary of goodwill by business segment:

                              Interventional business          Surgical business          Total
                              -----------------------          -----------------          -----
Goodwill at:
     April 30, 2003                 $ 4,093,000                    $ 737,000         $  4,830,000
     October 31, 2002               $ 4,093,000                    $ 720,000         $  4,813,000

The $17,000 increase in goodwill during the six months ended April 30, 2003 is primarily attributable to an earnout payment to the former shareholder of a previously acquired company, partially offset by a tax benefit from tax deductible goodwill pertaining to this acquisition. No impairment losses were incurred during the six months ended April 30, 2003.

(4)  STOCK BASED COMPENSATION

The following table demonstrates the effect on net income and earnings per share, net of taxes, as if the fair value based method had been applied to all outstanding and unvested stock compensation awards in each period:

                                                        Three Months Ended               Six Months Ended
                                                             April 30,                       April 30,
                                                       2003            2002             2003             2002
                                                       ----            ----             ----             ----
Net Income
     As reported                                     1,247,000        766,000        2,040,000         1,268,000

     Pro forma                                       1,136,000        603,000        1,825,000         1,025,000

Basic income per share
     As reported                                          0.13           0.08             0.21              0.14

     Pro forma                                            0.12           0.06             0.19              0.11


Diluted income per share
     As reported                                          0.12           0.08             0.20              0.13

     Pro forma                                            0.11           0.06             0.18              0.10



(5)  EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                        Three Months Ended              Six Months Ended
                                                             April 30,                      April 30,
                                                       2003            2002             2003             2002
                                                       ----            ----             ----             ----
Denominator for basic earnings per share --
weighted-average common shares...............        9,688,964       9,367,728        9,647,100        9,301,541

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


Effect of dilutive securities:
Shares associated with deferred
compensation.....................................        2,233          31,511          2,233            31,511

Shares associated with option plans..............      519,672         451,816        485,459           449,541
                                                     ---------       ---------     ----------         ---------
Dilutive potential common shares.................      521,905         483,327        487,692           481,052
                                                     ---------       ---------     ----------         ---------

Denominator for diluted earnings per share --
weighted-average common shares and dilutive
potential common shares................             10,210,869       9,851,055     10,134,792         9,782,593
                                                    ==========       =========     ==========         =========

Options outstanding with exercise prices
greater than the average market price of the
Company's common stock.......................               --         138,974             --           109,733
                                                    ==========       =========    ===========         =========

                                                                                     As of April 30,
                                                                              2003                    2002
                                                                              ----                    ----

Options outstanding...................................................        1,217,286                 1,417,979
Range of exercise prices..............................................   $2.09 - $12.21            $2.09 - $12.21
Range of expiration dates.............................................     2003 -- 2010              2002 -- 2010
Non-vested stock awards...............................................            2,233                    31,511


(6)  SEGMENT INFORMATION:

The following table presents certain financial information by business segment for the three and six months ended April 30, 2003 and 2002:

                                                      Three Months Ended                   Six Months Ended
                                                           April 30,                           April 30,
                                                    2003               2002              2003              2002
                                                    ----               ----              ----              ----
Net revenue:
     Surgical business                          $ 6,326,000       $ 4,835,000        $12,396,000       $ 8,994,000
     Interventional business                      8,972,000         4,649,000         15,371,000         8,519,000
                                                -----------       -----------        -----------       -----------

         Total                                  $15,298,000       $ 9,484,000        $27,767,000       $17,513,000
                                                ===========       ===========        ===========       ===========

Operating income:
     Surgical business                          $ 1,090,000       $   501,000        $ 2,202,000       $   610,000
     Interventional business                        814,000           664,000            912,000         1,306,000
                                                -----------       -----------        -----------       -----------

          Total                                 $ 1,904,000       $ 1,165,000        $ 3,114,000       $ 1,916,000
                                                ===========       ===========        ===========       ===========

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


(7)  SHAREHOLDERS' EQUITY:

During the six months ended April 30, 2003, stock options for the purchase of 134,000 shares of the Company's common stock were exercised at prices between $2.688 and $5.96 per share.

(8)  NEW ACCOUNTING PRONOUNCEMENTS:

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

In December 2002, The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the pro forma disclosure provisions of SFAS No. 123 for companies that continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also amends APB Opinion No. 28, "Interim Financial Reporting" to require pro forma disclosure about those effects in interim financial statements. The transition guidance of SFAS No. 148 is effective for financial reports for interim periods beginning after December 15, 2002. The Company will continue to account for the stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed by SFAS No. 123. This results in no charge to earnings when options are issued to employees at fair market value. The adoption of this standard had no impact on the Company's consolidated financial position or results of operations. The required interim disclosures have been provided in Note 4.

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

OVERVIEW

Synovis Life Technologies, Inc. (Synovis or the Company) is a diversified medical device company engaged in developing, designing, manufacturing and bringing to market products for the surgical and interventional treatment of disease. Its business is conducted in two reportable segments, the surgical business and the interventional business, with segmentation based upon similarities of the underlying business operations, products and markets of each.

The surgical business develops, manufactures and markets implantable biomaterial products, tools to assist in cardiovascular surgeries and products for microsurgery, all designed to reduce risks and/or facilitate critical surgeries, leading to better patient outcomes and lower costs. The interventional business provides product engineering services and manufacturing of fixation helices, conductor coils, stylets, guidewires and other micro-wire and plastic devices used in cardiac rhythm management, neurostimulation and vascular procedures.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Derivative Instruments and Hedging Activities: The Company does not enter into any derivative instruments or hedging activities. The Company's policy is to only enter into contracts that can be designated as normal purchases or sales. In addition, substantially all of the Company's contracts are negotiated, invoiced and paid in U.S. dollars.

OPERATING RESULTS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2003 WITH
THE THREE MONTHS ENDED APRIL 30, 2002

Net revenue increased 61% to $15,298,000 in the second quarter of fiscal 2003 compared with $9,484,000 in the second quarter of fiscal 2002. The Company's consolidated operating income grew 63% to $1,904,000 in the second quarter of fiscal 2003 from $1,165,000 in the prior year quarter. Consolidated net income increased 63% to $1,247,000, or twelve cents per diluted share, from $766,000, or eight cents per diluted share, in the same quarter of fiscal 2002.

The surgical business generated net revenue growth of 31% in the second quarter of fiscal 2003 to $6,326,000 from $4,835,000 in the year-ago quarter. Worldwide net revenue from the sales of Peri-Strips(R) increased 69% over the second quarter of fiscal 2003, contributing net revenue of $2,783,000 in the second quarter of 2003, compared to $1,647,000 in the second quarter of 2002. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, primarily gastric bypass surgery. Gastric bypass is a surgical treatment for morbid obesity, which is considered epidemic in the United States. This product's growth potential comes from its value in reducing the risk of life-threatening complications from gastric bypass surgery and from the growing number of these procedures as well as other applications. Projections estimate that the number of gastric bypass procedures are expected to reach 80,000 in 2003 and between 110,000 and 150,000 in 2004.

The microsurgery product line of the surgical business contributed net revenue of $343,000 in the second quarter of 2003, a 20% increase over the prior year quarter. The primary product sold to the microsurgeon is the Microvascular Anastomotic Coupler System (Coupler), a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results. The Coupler is a platform technology which the Company is currently leveraging to enter other markets. The Company has filed a patent to incorporate technology to detect blood flow and other critical parameters in an anastomotic device, with the ultimate objective of entering the large cardiac and vascular markets.

The interventional business generated net revenue of $8,972,000 in the second quarter of 2003, a 93% increase over $4,649,000 in the second quarter last year. In March 2002, the interventional business was vertically integrated through an acquisition to expand its capabilities in polymer injection molding, CNC machining and tooling. The acquisition contributed revenue of $502,000 in the second quarter of 2003 compared with $310,000 in March and April of 2002. Excluding the effect of the acquisition, revenue for the interventional business increased 95% over the prior-year quarter.

The consolidated gross margin decreased six percentage points, to 43% during the second quarter of fiscal 2003 from 49% in the same quarter of fiscal 2002. Gross margin for the surgical business increased to 63% in the second quarter of 2003 from 62% in the second quarter of 2002 due to sales mix, production volume and related manufacturing efficiencies. Gross margin for the interventional business improved to 29% in the second quarter of fiscal 2003, up sequentially from 23% in the first quarter of fiscal 2003, but still below the 36% margin of the second quarter in fiscal 2002. Product mix, start-up costs related to new processes and products, along with the costs of training a rapidly growing workforce reduced the first quarter margin. As anticipated, the gross margin percentage showed improvement from the first quarter as these transitional activities progress. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities. The Company's consolidated gross margin may fluctuate quarter to quarter based on variations in these factors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Selling, general and administrative (SG&A) expense during the second quarter of fiscal 2003 increased $526,000, or 17%, to $3,610,000 from $3,084,000 in the comparable fiscal 2002 quarter. However, as a percentage of net revenue, SG&A expense declined nine percentage points, from 33% in the fiscal 2002 quarter to 24% in the fiscal 2003 quarter. The percentage decrease is the result of controlled SG&A spending increases in a period of incrementally higher levels of revenue.

Research and development (R&D) expense increased 155% during the second quarter of fiscal 2003 to $1,053,000 from $413,000 during the prior-year quarter. This planned increase is partially due to the development of various interventional projects including proprietary devices for sale to interventional customers, along with the increased number, timing and nature of various surgical R&D projects. In both business units, R&D expense fluctuates from quarter to quarter based on the timing and progress through external parties of the projects. This forward-looking statement will be influenced primarily by the timing and number of projects, the related R&D personnel requirements, regulatory approval path, and the nature of the expected costs for each project.

Operating income increased 63% in the second quarter of fiscal 2003, to $1,904,000 from $1,165,000 in the second quarter of fiscal 2002. Second quarter operating income for the surgical business increased 118% to $1,090,000 in fiscal 2003 from $501,000 in fiscal 2002. The increase for the surgical business is primarily due to relatively greater increases in revenue and related gross margin contributions as compared to organizational operating expenses. Operating income for the interventional business increased 23% to $814,000 in the second quarter of 2003 from $664,000 in the second quarter of 2002. The increase for the interventional business is largely attributable to higher levels of revenue and relatively smaller increases in SG&A spending, partially offset by decreased gross margins and increased R&D expenses.

The Company recorded a provision for income taxes of $655,000 in the second quarter of fiscal 2003, at an effective tax rate of 34.4%, as compared to $408,000 at an effective tax rate of 34.8% in the second quarter of fiscal 2002. The effective annual tax rate expected to be applied for fiscal 2003 is consistent with the Company's quarterly tax rate.

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 2003 WITH
THE SIX MONTHS ENDED APRIL 30, 2002

Net revenue increased 59% to $27,767,000 in the first six months of fiscal 2003 compared with $17,513,000 in the same period of fiscal 2002. The Company's consolidated operating income grew 63% to $3,114,000 in the first six months of fiscal 2003 from $1,916,000 in the prior-year period. Consolidated net income increased 61% to $2,040,000, or twenty cents per diluted share, from $1,268,000, or thirteen cents per diluted share, in the same period of fiscal 2002.

The surgical business generated net revenue growth of 38% in the first half of fiscal 2003 to $12,396,000 from $8,994,000 in the first half of fiscal 2002. Worldwide net revenue from the sales of Peri-Strips(R) increased 86% in the first half of fiscal 2003. The microsurgery product line of the surgical business contributed net revenue of $656,000 in the first half of 2003, compared with $536,000 in the first half of fiscal 2002, a 22% increase over the prior period.

The interventional business generated net revenue of $15,371,000 in the first half of fiscal 2003, an 80% increase over $8,519,000 in the same period of fiscal 2002. In March 2002, the interventional business was vertically integrated through an acquisition to expand its capabilities in polymer injection molding, CNC machining and tooling. The acquisition contributed revenue of $982,000 in the first half of 2003 compared with $310,000 in March and April of 2002. Prior to the effect of the acquisition, revenue for the interventional business increased 75% in the first six months of fiscal 2003 over the prior-year period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


The consolidated gross margin decreased six percentage points, to 43% during the first six months of fiscal 2003 from 49% in the same period of fiscal 2002. Gross margin for the surgical business increased three percentage points to 64% in the first half of 2003 from 61% in the same period of 2002 due to sales mix, production volume and related manufacturing efficiencies. The interventional business' margin decreased from 37% to 26% in the first half of 2003. Product mix, start-up costs related to new processes and products, along with the costs of training a rapidly growing workforce reduced the interventional business gross margin in fiscal 2003. Additionally, during the first quarter of fiscal 2002, the interventional business had revenue of $415,000 for milestone payments -- with no associated cost of sales or other period cost -- related to successful work on an embolic distal protection device designed and patented by Metamorphic Surgical Devices, LLC (MSD), an unrelated company. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities. The Company's consolidated gross margin may fluctuate quarter to quarter based on variations in these factors.

SG&A expense during the first half of fiscal 2003 increased $1,103,000, or 19%, to $6,981,000 from $5,878,000 in the comparable fiscal 2002 period. As a percentage of revenue, however, SG&A expense declined nine percentage points, from 34% in fiscal 2002 to 25% in fiscal 2003. The percentage decrease is the result of controlled SG&A spending increases in a period of incrementally higher levels of revenue.

R&D expense increased 119% during the six months ended April 30, 2003 to $1,914,000 from $872,000 during the six months ended April 30, 2002. This planned increase is partially due to the development expenses of various interventional projects including proprietary devices for sale to interventional customers, along with the increased number, timing and nature of various surgical R&D projects. In both business units, R&D expense fluctuates from quarter to quarter based on the timing and progress through external parties of the projects. This forward-looking statement will be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

Operating income increased 63% in the first half of fiscal 2003, to $3,114,000 from $1,916,000 in the first half of fiscal 2002. Operating income for the surgical business increased 261% to $2,202,000 in fiscal 2003 from $610,000 in fiscal 2002. The increase for the surgical business is primarily due to relatively greater increases in revenue and related gross margin contributions as compared to organizational operating expenses. Operating income for the interventional business decreased 30% to $912,000 in the first half of 2003 from $1,306,000 in the first half of 2002. This segment's operating income contribution is in line with the Company's expectations. The change from the prior-year period reflects the impact of significantly higher revenue offset by decreased gross margins and higher operating expenses, particularly R&D spending which increased 292% in the first half of fiscal 2003.

The Company recorded a provision for income taxes of $1,073,000 in the six months ended April 30, 2003, at an effective tax rate of 34.5%, as compared to $675,000 at an effective tax rate of 34.7% in the six months ended April 30, 2002. The effective annual tax rate expected to be applied for fiscal 2003 is consistent with the Company's tax rate in the first half of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,458,000 at April 30, 2003 as compared to $7,866,000 at October 31, 2002, a decrease of $1,408,000. The Company primarily utilizes internally generated cash flow and existing cash balances to fund the operations of its businesses. The decrease in cash is primarily related to working capital as well as capital expenditures necessary to support two high-growth business units. As of April 30, 2003, the Company had long-term obligations (including current portions) of $502,000, requiring payments through 2005.

Operating activities provided cash of $549,000 in the first six months of fiscal 2003, as compared to providing cash of $805,000 during the first six months of fiscal 2002. Cash was used by operations for working capital necessary to support growth in both business units, primarily for accounts receivable (net increase of $1,891,000 in 2003

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


compared with an increase of $661,000 in 2002) and inventories (net increase of $2,749,000 in 2003 compared with an increase of 1,073,000 in 2002). This was partially offset by an increase in net income and accounts payable.

Investing activities used $2,458,000 of cash during the first half of fiscal 2003, which included $2,359,000 in purchases of equipment and leasehold improvements, $82,000 of investments in patents and trademarks and $17,000 in other investing activities.

Financing activities provided $501,000 of cash during the first six months of fiscal 2003, which consisted of proceeds of $683,000 received upon the exercise of stock options under the Company's stock option plan and stock purchases under the Company's employee stock purchase plan, offset by $182,000 in cash repayments of capital equipment leases and other long-term obligations.

The Company believes existing cash and investments, coupled with anticipated cash flows from operations will be sufficient to satisfy its operating cash requirements for the next twelve months. During the second quarter of fiscal 2003, the Company opened a manufacturing facility in Puerto Rico, expanding the capacity of the interventional business. The ongoing investment in the Puerto Rico facility is expected to be financed through a combination of Puerto Rican incentives for job creation and facility improvements, with the remainder to be provided by the Company's cash and cash flow. This forward-looking statement regarding sufficiency of cash and cash flows, as well as the Company's long-term cash requirements, will be a function of a number of variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.

NEW ACCOUNTING STANDARDS

In December 2002, The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the pro forma disclosure provisions of SFAS No. 123 for companies that continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also amends APB Opinion No. 28, "Interim Financial Reporting" to require pro forma disclosure about those effects in interim financial statements. The transition guidance of SFAS No. 148 is effective for financial reports for interim periods beginning after December 15, 2002. The Company will continue to account for the stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed by SFAS No. 123. This results in no charge to earnings when options are issued to employees at fair market value. The adoption of this standard had no impact on the Company's consolidated financial position or results of operations. The required interim disclosures have been provided in Note 4 to the unaudited consolidated condensed financial statements.

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

ITEM 4 -- CONTROLS AND PROCEDURES

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

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a report of the voting results of the Company's annual shareholders meeting held on February 25, 2003.

The proposal to elect six directors, as described in the Company's proxy statement for its annual meeting of shareholders held on February 25, 2003, was approved. Karen Gilles Larson, William G. Kobi, Richard W. Perkins, Anton R. Potami, Timothy M. Scanlan and Edward E. Strickland were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. There were no broker non-votes, abstentions or votes withheld. The tabulation was as follows:

              Director                               Votes For                        Votes Against
              --------                               ---------                        -------------
         William G. Kobi                             8,474,682                            40,865
         Karen Gilles Larson                         8,474,310                            41,237
         Richard W. Perkins                          8,329,512                           186,035
         Anton R. Potami                             8,474,682                            40,865
         Timothy M. Scanlan                          8,449,682                            65,865
         Edward E. Strickland                        8,459,432                            56,115


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

         99.1 Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            SYNOVIS LIFE TECHNOLOGIES, INC.


Dated:   June 12, 2003                      /s/ Connie L. Magnuson
                                            ------------------------------------
                                            Connie L. Magnuson
                                            Vice President of Finance and Chief
                                            Financial Officer
                                            (Principal Financial Officer)

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

June 12, 2003

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

June 12, 2003

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