Form 10-Q
period 2003-07-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2003-09-12
CIK 780127

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For quarterly period ended July 31, 2003
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ___ to ____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


On September 9, 2003, there were 9,882,321 shares of the registrant's common stock, par value $.01 per share, outstanding.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                               Three Months Ended          Nine Months Ended
                                                    July 31,                   July 31,
                                               2003          2002         2003          2002
                                             --------      --------     --------      --------
Net revenue                                  $ 15,279      $ 10,679     $ 43,046      $ 28,192
Cost of revenue                                 8,551         5,719       24,309        14,566
                                             --------      --------     --------      --------
Gross margin                                    6,728         4,960       18,737        13,626

Operating expenses:
Selling, general and administrative             3,604         3,040       10,585         8,918
Research and development                          903           593        2,817         1,465
                                             --------      --------     --------      --------

Operating income                                2,221         1,327        5,335         3,243

Interest, net                                      (2)            7           (3)           34
                                             --------      --------     --------      --------

Income before provision for income taxes        2,219         1,334        5,332         3,277

Provision for income taxes                        756           439        1,829         1,114
                                             --------      --------     --------      --------

Net income                                   $  1,463      $    895     $  3,503      $  2,163
                                             ========      ========     ========      ========

Earnings per share:
        Basic                                $   0.15      $   0.09     $   0.36      $   0.23
                                             ========      ========     ========      ========
        Diluted                              $   0.14      $   0.09     $   0.34      $   0.22
                                             ========      ========     ========      ========

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS  (UNAUDITED)
AS OF JULY 31, 2003 AND OCTOBER 31, 2002
--------------------------------------------------------------------------------
(in thousands, except share and per share data)

                                                                    July 31,    October 31,
                                                                      2003          2002
                                                                    --------    -----------
ASSETS
Current assets:
Cash and cash equivalents                                           $  6,716      $  7,866
Accounts receivable, net                                               6,176         4,815
Inventories, net                                                      11,333         7,368
Deferred income taxes                                                    388           388
Other                                                                    925           583
                                                                    --------      --------
    Total current assets                                              25,538        21,020

Property, equipment and leasehold improvements, net                   10,620         8,408
Goodwill, net                                                          4,839         4,813
Other intangible assets, net                                           2,206         2,314
Deferred income taxes and other                                           23            58
                                                                    --------      --------
    Total assets                                                    $ 43,226      $ 36,613
                                                                    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                    $  3,492      $  2,529
Accrued expenses                                                       4,012         2,942
Current maturities of long-term obligations                              329           362
                                                                    --------      --------
    Total current liabilities                                          7,833         5,833

Deferred income taxes                                                    160           160
Long-term obligations, net of current maturities                          86           322
                                                                    --------      --------
    Total liabilities                                                  8,079         6,315
                                                                    --------      --------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at July 31, 2003 and
    October 31, 2002                                                      --            --
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 9,877,741 at July 31, 2003 and
    9,586,222 at October 31, 2002                                         99            96
Additional paid-in capital                                            32,528        31,190
Unearned compensation                                                     (2)           (7)
Retained earnings (accumulated deficit)                                2,522          (981)
                                                                    --------      --------
    Total shareholders' equity                                        35,147        30,298
                                                                    --------      --------
    Total liabilities and shareholders' equity                      $ 43,226      $ 36,613
                                                                    ========      ========

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)
FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------
(in thousands)

                                                                                     Nine Months Ended
                                                                                         July 31,
                                                                                     2003         2002
                                                                                    -------      -------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $ 3,503      $ 2,163

Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements       1,393        1,112
Amortization of intangible assets                                                       212          187
Non-cash compensation                                                                     5           73
Other                                                                                    35           25

Changes in operating assets and liabilities:
Accounts receivable                                                                  (1,361)      (1,045)
Inventories                                                                          (3,965)      (1,466)
Other current assets                                                                   (342)         (49)
Accounts payable                                                                        963          (22)
Accrued expenses                                                                      1,070          525
                                                                                    -------      -------
Net cash provided by operating activities                                             1,513        1,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements                           (3,605)      (1,599)
Investments in patents and trademarks                                                  (104)        (153)
Acquisition of Emtech, Inc., net of cash received                                         0         (620)
Other                                                                                   (26)         (45)
                                                                                    -------      -------
Net cash used in investing activities                                                (3,735)      (2,417)
                                                                                    -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans                                1,341          514
Repayment of capital lease obligations                                                 (219)         (81)
Repayments of other long-term obligations                                               (50)        (123)
                                                                                    -------      -------

Net cash provided by financing activities                                             1,072          310
                                                                                    -------      -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (1,150)        (604)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      7,866        7,090
                                                                                    -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 6,716      $ 6,486
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

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and nine months ended July 31, 2003 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2003.

(2)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                     July 31,      October 31,
                                      2003            2002
                                   -----------     -----------
Inventories:

Raw materials                      $ 2,859,000     $ 1,902,000
Work in process                      3,858,000       2,617,000
Finished goods                       4,616,000       2,849,000
                                   -----------     -----------
                                   $11,333,000     $ 7,368,000
                                   ===========     ===========

(3)  GOODWILL AND OTHER INTANGIBLE ASSETS:

The following table summarizes the Company's amortized intangible assets:

                                                   As of July 31,                    As of October 31,
                                                       2003                                2002
                                         -------------------------------     -------------------------------
                                         Gross Carrying     Accumulated      Gross Carrying     Accumulated
                                             Amount         Amortization         Amount         Amortization
                                         --------------     ------------     --------------     ------------
Amortized intangible assets:
   Patents and trademarks                  $1,130,000        $  340,000        $1,026,000        $  293,000
   Developed technology                     1,102,000           232,000         1,102,000           149,000
   Noncompete agreements                    1,050,000           504,000         1,050,000           422,000
                                           ----------        ----------        ----------        ----------
         Total                             $3,282,000        $1,076,000        $3,178,000        $  864,000
                                           ==========        ==========        ==========        ==========

Amortization expense related to intangible assets was $212,000 for the nine months ended July 31, 2003 and $215,000 for the nine months ended July 31, 2002. The estimated amortization expense for each of the next five years is approximately $285,000 per year, based on the Company's present intangible assets.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------

The following is a summary of goodwill by business segment:

                             Interventional business    Surgical business       Total
                             -----------------------    -----------------     ----------
Goodwill at:
     July 31, 2003                $4,093,000               $746,000           $4,839,000
     October 31, 2002             $4,093,000               $720,000           $4,813,000

No impairment losses were incurred during the nine months ended July 31, 2003.

(4)  STOCK BASED COMPENSATION

The following table demonstrates the effect on net income and earnings per share, net of taxes, as if the fair value based method of accounting had been applied to all outstanding and unvested stock compensation awards in each period:

                                                          Three Months Ended                     Nine Months Ended
                                                               July 31,                              July 31,
                                                        2003               2002               2003               2002
                                                   -------------      -------------      -------------      -------------
Net Income
     As reported                                   $   1,463,000      $     895,000      $   3,503,000      $   2,163,000

     Deduct: Total stock-based employee
     compensation expense included in reported
     net income, net of related tax effects             (165,000)          (127,000)          (366,000)          (348,000)
                                                   -------------      -------------      -------------      -------------
     Pro forma                                         1,298,000            768,000          3,137,000          1,815,000

Basic income per share
     As reported                                            0.15               0.09               0.36               0.23

     Pro forma                                              0.13               0.08               0.33               0.20

Diluted income per share
     As reported                                            0.14               0.09               0.34               0.22

     Pro forma                                              0.12               0.08               0.30               0.18

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------

(5)  EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                    Three Months Ended           Nine Months Ended
                                                         July 31,                     July 31,
                                                    2003          2002           2003          2002
                                                 ----------     ---------     ----------     ---------
Denominator for basic earnings per share -
weighted-average common shares                    9,819,841     9,484,556      9,706,747     9,364,176

Effect of dilutive securities:
Shares associated with deferred
compensation                                          2,233        30,063          2,233        30,063

Shares associated with option plans                 697,203       404,810        598,924       435,009
                                                 ----------     ---------     ----------     ---------
Dilutive potential common shares                    699,436       434,873        601,157       465,072
                                                 ----------     ---------     ----------     ---------

Denominator for diluted earnings per share -
weighted-average common shares and dilutive
potential common shares                          10,519,277     9,919,429     10,307,904     9,829,248
                                                 ==========     =========     ==========     =========

Options outstanding with exercise prices
greater than the average market price of the
Company's common stock                                   --       243,284             --       150,745
                                                 ==========     =========     ==========     =========

                                                         As of July 31,
                                                  2003                    2002
                                             --------------          --------------
Options outstanding                               1,092,574               1,390,733
Range of exercise prices                     $2.00 - $24.23          $2.00 - $12.21
Range of expiration dates                       2003 - 2011             2002 - 2010
Non-vested stock awards                               2,233                  30,063

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------

(6)  SEGMENT INFORMATION:

The following table presents certain financial information by business segment for the three and nine months ended July 31, 2003 and 2002:

                                     Three Months Ended              Nine Months Ended
                                           July 31,                      July 31,
                                    2003            2002            2003            2002
                                 -----------     -----------     -----------     -----------
Net revenue:
     Surgical business           $ 6,608,000     $ 5,333,000     $19,004,000     $14,327,000
     Interventional business       8,671,000       5,346,000      24,042,000      13,865,000
                                 -----------     -----------     -----------     -----------
         Total                   $15,279,000     $10,679,000     $43,046,000     $28,192,000
                                 ===========     ===========     ===========     ===========

Operating income:
     Surgical business           $ 1,431,000     $   903,000     $ 3,633,000     $ 1,513,000
     Interventional business         790,000         424,000       1,702,000       1,730,000
                                 -----------     -----------     -----------     -----------
          Total                  $ 2,221,000     $ 1,327,000     $ 5,335,000     $ 3,243,000
                                 ===========     ===========     ===========     ===========

(7)  SHAREHOLDERS' EQUITY:

During the nine months ended July 31, 2003, stock options for the purchase of 274,342 shares of the Company's common stock were exercised at prices between $2.09 and $12.21 per share.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. The Company adopted SFAS No. 145 on November 1, 2002, and the adoption had no impact on the Company's consolidated financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------

liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, and the adoption had no impact on the Company's consolidated financial position or results of operations.

In December 2002, The FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the pro forma disclosure provisions of SFAS No. 123 for companies that continue to apply APB No. 25, Accounting for Stock Issued to Employees, and related interpretations to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also amends APB Opinion No. 28, Interim Financial Reporting to require pro forma disclosure about those effects in interim financial statements. The transition guidance of SFAS No. 148 is effective for financial reports for interim periods beginning after December 15, 2002. The Company will continue to account for the stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123. This results in no charge to earnings when options are issued to employees at fair market value. The adoption of this standard had no impact on the Company's consolidated financial position or results of operations. The required interim disclosures have been provided in Note 4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Forward-Looking Statements:

The disclosures in this Form 10-Q may include "forward-looking statements" made under the Private Securities Litigation Reform Act of 1995. The statements can be identified by words such as "should", "may", "will", "expect", "believe", "anticipate", "estimate", "continue" or other similar expressions. All forward-looking statements in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission (SEC). Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, the risk factors listed from time to time in the Company's filings with the SEC, such as the year-end Annual Report on Form 10-K for the year ended October 31, 2002.

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

CRITICAL ACCOUNTING POLICIES

Goodwill: In accordance with the Statement of Financial Accounting Standards
(SFAS) No. 142, goodwill is no longer amortized, but is reviewed annually for impairment as of the end of each fiscal year. Please see Note 3 to the unaudited consolidated condensed financial statements for additional goodwill information.

Other Intangible Assets: The Company's other intangible assets, primarily developed technology, patents, trademarks, and non-compete agreements pertaining to previous business acquisitions, are recorded at cost and are amortized using the straight-line method over their estimated useful lives, generally seven to 17 years. These assets are reviewed annually for impairment as of the end of each fiscal year. Please see Note 3 to the unaudited consolidated condensed financial statements for additional intangible asset information.

Revenue Recognition: The Company's policy is to ship products to customers on FOB shipping point terms. The Company recognizes revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance have occurred, the price and terms of sale are fixed and collection of the receivable is reasonably assured. The Company's sales policy does not allow sales returns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Inventories: Inventories, which are comprised of component parts, sub-assemblies and finished goods, are valued at the lower of first-in, first-out (FIFO) cost or market.

Derivative Instruments and Hedging Activities: The Company does not enter into any derivative instruments or hedging activities. The Company's policy is to only enter into contracts that can be designated as normal purchases or sales. In addition, substantially all of the Company's contracts are negotiated, invoiced and paid in U.S. dollars.

OPERATING RESULTS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2003 WITH THE THREE MONTHS ENDED JULY 31, 2002

Net revenue increased 43% to $15,279,000 in the third quarter of fiscal 2003 compared with $10,679,000 in the third quarter of fiscal 2002. The Company's consolidated operating income increased 67% to $2,221,000 in the third quarter of fiscal 2003 from $1,327,000 in the prior-year quarter. Consolidated net income increased 63% to $1,463,000, or 14 cents per diluted share, from $895,000, or nine cents per diluted share, in the same quarter of fiscal 2002.

The surgical business generated net revenue growth of 24% in the third quarter of fiscal 2003 to $6,608,000 from $5,333,000 in the year-ago quarter. Worldwide net revenue from the sales of Peri-Strips(R) increased 50% over the third quarter of fiscal 2003, contributing net revenue of $3,171,000 in the third quarter of 2003, compared to $2,117,000 in the third quarter of 2002. Peri-Strips(R) are used to reduce risks and improve patient outcomes in several procedures, primarily gastric bypass surgery. Gastric bypass is a surgical treatment for morbid obesity, which is considered epidemic in the United States. Peri-Strips(R) growth potential in gastric bypass surgery comes from its value in reducing the risk of life-threatening complications from the surgery and from the growing number of these procedures. Projections estimate that the number of gastric bypass procedures are expected to reach between 80,000 and 100,000 in 2003 and between 110,000 and 150,000 in 2004.

Peri-Strips(R) are also used in a variety of pulmonary resections and lung volume reduction surgery (LVRS). Peri-Strips(R) were first used in LVRS in 1994 to provide staple line integrity and reduce the risks of air leaks, making a successful surgery possible. During fiscal 1995, the first full year of Peri-Strip(R) sales, the product generated $5.5 million in revenue for the Company. At that time, LVRS was the only surgical procedure in which Peri-Strips(R) were used. On January 1, 1996, the Healthcare Financing Administration (HCFA), citing efficacy and benefit concerns, made a national non-coverage decision related to LVRS and instituted a seven-year study to determine if LVRS prolonged life or improved its quality. Although LVRS was still available and was sought out by patients on a private pay basis, Peri-Strips(R) revenue declined each year until surgeons began using it for gastric bypass surgery and the Company received market clearance from the Food and Drug Administration (FDA) for such indication.

         On August 20, 2003, the Centers for Medicare and Medicaid Services
(CMS), the successor to HCFA, announced its intent to cover LVRS for a defined sub-set of patients with late stage emphysema. The Company estimates that of the approximately 2,000,000 people with emphysema, 12% are in the late stages, and 35% of those, or 84,000 individuals, are suitable candidates eligible for covered LVRS, once the coverage becomes effective. There are no available statistics on the rate at which individuals with emphysema enter into or leave what is defined as "the late stages" of the illness. The Company expects increased revenue from Peri-Strips(R) as a result of the CMS decision, although the actual amount and timing of such revenue is uncertain. The expected increase and the actual amount and timing will be impacted by the coverage implementation date, the accuracy of the Company's estimates with regard to suitable candidates eligible for covered LVRS, the frequency with which LVRS is performed, and the extent to which Peri-Strips(R) are utilized in such procedures.

The microsurgery product line of the surgical business contributed net revenue of $333,000 in the third quarter of 2003, a 35% increase over the prior year quarter. The primary product sold to the microsurgeon is the Microvascular Anastomotic Coupler System (Coupler), a device designed to connect extremely small arteries or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

veins, without sutures, quickly, easily and with consistently excellent results. The Coupler is a platform technology which the Company is currently leveraging to expand the product's markets. The Company has filed a patent to incorporate technology to detect blood flow and other critical parameters in an anastomotic device, while a larger-diameter Coupler is being designed to accommodate the technical requirements of cardiac use.

The interventional business generated net revenue of $8,671,000 in the third quarter of 2003, a 62% increase over $5,346,000 in the third quarter last year. The quarterly revenue increase was driven by a $1,951,000 or 66% increase in coils and helices revenue and a $794,000 or 49% increase in revenue from stylets and other wireforms. The revenue increase is primarily the result of higher levels of customer demand for interventional components manufactured by the Company, generally associated with increases in demand for customers' end-products. In March 2002, the interventional business was vertically integrated through an acquisition to expand its capabilities in polymer injection molding, CNC machining and tooling. The acquisition contributed revenue of $573,000 in the third quarter of 2003 compared with $380,000 in the prior-year quarter.

The consolidated gross margin decreased two percentage points, to 44% during the third quarter of fiscal 2003 from 46% in the same quarter of fiscal 2002. Gross margin for the surgical business increased to 66% in the third quarter of 2003 from 64% in the third quarter of 2002 due to sales mix, production volume and related manufacturing efficiencies. Gross margin for the interventional business decreased one percentage point to 28% in the third quarter of fiscal 2003, from 29% in the third quarter of fiscal 2002. Product mix, start-up costs related to new processes and products, along with training costs are factors contributing to the segment's decrease over the prior-year. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities. The Company's consolidated gross margin may fluctuate quarter to quarter based on variations in these factors.

Selling, general and administrative (SG&A) expense during the third quarter of fiscal 2003 increased $564,000, or 19%, to $3,604,000 from $3,040,000 in the comparable fiscal 2002 quarter. However, as a percentage of net revenue, SG&A expense declined four percentage points, from 28% in the fiscal 2002 quarter to 24% in the fiscal 2003 quarter. The percentage decrease is the result of controlled SG&A spending increases in a period of incrementally higher levels of revenue.

Research and development (R&D) expense increased 52% during the third quarter of fiscal 2003 to $903,000 from $593,000 during the prior-year quarter. This planned increase is partially due to the increased number, timing and nature of various surgical R&D projects, along with the development of various interventional projects including proprietary devices for sale to interventional customers. In both business units, R&D expense will continue to fluctuate, influenced primarily by the timing and number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and nature of those costs for each project.

Operating income increased 67% in the third quarter of fiscal 2003, to $2,221,000 from $1,327,000 in the third quarter of fiscal 2002, driven by higher income contributions from both businesses. Third quarter operating income for the surgical business increased 59% to $1,431,000 in fiscal 2003 from $903,000 in fiscal 2002. The increase for the surgical business is primarily due to relatively greater increases in revenue through volume and related gross margin contributions as compared to organizational operating expenses. Operating income for the interventional business increased 86% to $790,000 in the third quarter of 2003 from $424,000 in the third quarter of 2002. The increase for the interventional business is largely attributable to higher levels of revenue and relatively smaller increases in SG&A spending, partially offset by slightly lower gross margins and increased R&D expenses.

The Company recorded a provision for income taxes of $756,000 in the third quarter of fiscal 2003, at an effective tax rate of 34.0%, as compared to $439,000 at an effective tax rate of 32.9% in the third quarter of fiscal 2002. The effective annual tax rate expected to be applied for fiscal 2003 is 34.2%, slightly higher than the Company's third quarter tax rate, but lower than the effective tax rate of 34.5% applied during the first half of fiscal 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2003 WITH THE NINE MONTHS ENDED JULY 31, 2002

Net revenue increased 53% to $43,046,000 in the first nine months of fiscal 2003 compared with $28,192,000 in the same period of fiscal 2002. The Company's consolidated operating income grew 65% to $5,335,000 in the nine months ended July 31, 2003 from $3,243,000 in the prior-year period. Consolidated net income increased 62% to $3,503,000, or 34 cents per diluted share, from $2,163,000, or 22 cents per diluted share, in the same period of fiscal 2002.

The surgical business generated net revenue growth of 33% in the first nine months of fiscal 2003 to $19,004,000 from $14,327,000 in the first nine months of fiscal 2002. Worldwide net revenue from the sales of Peri-Strips(R) increased 71% to $8,669,000 in the first nine months of fiscal 2003 as compared to $5,080,000 in the prior-year period. The microsurgery product line of the surgical business contributed net revenue of $990,000 in the nine months ended July 31, 2003, compared with $782,000 in the first nine months of fiscal 2002, a 27% increase over the prior period.

The interventional business generated net revenue of $24,042,000 in the first nine months of fiscal 2003, a 73% increase over $13,865,000 in the same period of fiscal 2002. Revenue increases was driven by a $6,550,000 or 93% increase in coils and helices revenue and a $2,879,000 or 62% increase in revenue from stylets and other wireforms. The revenue increase is primarily the result of higher levels of customer demand for interventional components manufactured by the Company, generally associated with increases in demand for customers' end-products. In March 2002, the interventional business was vertically integrated through an acquisition to expand its capabilities in polymer injection molding, CNC machining and tooling. The acquisition contributed revenue of $1,555,000 in the first nine months of 2003 compared with $690,000 from March to July of fiscal 2002. Prior to the effect of the acquisition, revenue for the interventional business increased 71% in the nine months ended July 31, 2003 over the prior-year period.

The consolidated gross margin decreased four percentage points, to 44% during the first nine months of fiscal 2003 from 48% in the same period of fiscal 2002. Gross margin for the surgical business increased three percentage points to 65% in the first nine months of 2003 from 62% in the same period of 2002 due to sales mix, production volume and related manufacturing efficiencies. The interventional business' margin decreased from 34% to 27% in the first nine months of fiscal 2003. Product mix, start-up costs related to new processes and products, along with training costs reduced the interventional business gross margin in fiscal 2003. Additionally, during the first quarter of fiscal 2002, the interventional business had revenue of $415,000 for milestone payments - with no associated cost of sales or other period cost - related to successful work on an embolic distal protection device designed and patented by Metamorphic Surgical Devices, LLC (MSD), an unrelated company. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities. The Company's consolidated gross margin may fluctuate quarter to quarter based on variations in these factors.

SG&A expense during the nine months ended July 31, 2003 increased $1,667,000, or 19%, to $10,585,000 from $8,918,000 in the comparable fiscal 2002 period. As a percentage of revenue, however, SG&A expense declined seven percentage points, from 32% in fiscal 2002 to 25% in fiscal 2003. The percentage decrease is the result of controlled SG&A spending increases in a period of incrementally higher levels of revenue.

R&D expense increased 92% during the nine months ended July 31, 2003 to $2,817,000 from $1,465,000 during the nine months ended July 31, 2002. This planned increase is partially due to the development expenses of various interventional projects including proprietary devices for sale to interventional customers, along with the increased number, timing and nature of various surgical R&D projects. In both business units, R&D expense will continue to fluctuate, influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs and nature of those costs for each project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Operating income increased 65% in the first nine months of fiscal 2003, to $5,335,000 from $3,243,000 in the first nine months of fiscal 2002. Operating income for the surgical business increased 140% to $3,633,000 in fiscal 2003 from $1,513,000 in fiscal 2002. The increase for the surgical business is primarily due to relatively greater increases in revenue through volume and related gross margin contributions as compared to organizational operating expenses. Operating income for the interventional business decreased 2% to $1,702,000 in the nine months ended July 31, 2003 from $1,730,000 in the nine months ended July 31, 2002. This segment's operating income contribution is in line with the Company's expectations. The segment's change from the prior-year period reflects the impact of significantly higher revenue offset by decreased gross margins and higher operating expenses, particularly R&D spending which increased 198% in the first nine months of fiscal 2003.

The Company recorded a provision for income taxes of $1,829,000 in the nine months ended July 31, 2003, at an effective tax rate of 34.3%, as compared to $1,114,000 at an effective tax rate of 34.0% in the nine months ended July 31, 2002. The effective annual tax rate expected to be applied for fiscal 2003 is 34.2%, slightly lower than the Company's tax rate for the nine months ended July 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,716,000 at July 31, 2003 as compared to $7,866,000 at October 31, 2002, a decrease of $1,150,000. The Company primarily utilizes internally generated cash flow and existing cash balances to fund the operations of its businesses. The decrease in cash is primarily related to working capital as well as capital expenditures necessary to support two high-growth business units. As of July 31, 2003, the Company had long-term obligations (including current portions) of $415,000, requiring payments through 2005.

Operating activities provided cash of $1,513,000 in the first nine months of fiscal 2003, as compared to providing cash of $1,503,000 during the first nine months of fiscal 2002. Cash was used by operations for working capital necessary to support growth in both business units, primarily for accounts receivable (net increase of $1,361,000 in 2003 compared with an increase of $1,045,000 in 2002) and inventories (net increase of $3,965,000 in 2003 compared with an increase of $1,466,000 in 2002). The inventory increase in fiscal 2003 generally reflects the growth of the businesses as well as interventional customer purchase order inventory requirements. This was partially offset by an increase in net income, accounts payable and accrued expenses.

Investing activities used $3,735,000 of cash during the first nine months of fiscal 2003, which included $3,605,000 in purchases of equipment and leasehold improvements, $104,000 of investments in patents and trademarks and $26,000 in other investing activities.

Financing activities provided $1,072,000 of cash during the nine months ended July 31, 2003, which consisted of proceeds of $1,341,000 received upon the exercise of stock options under the Company's stock option plan and stock purchases under the Company's employee stock purchase plan, offset by $269,000 in cash repayments of capital equipment leases and other long-term obligations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS

In December 2002, The FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the pro forma disclosure provisions of SFAS No. 123 for companies that continue to apply APB No. 25, Accounting for Stock Issued to Employees, and related interpretations to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also amends APB Opinion No. 28, Interim Financial Reporting to require pro forma disclosure about those effects in interim financial statements. The transition guidance of SFAS No. 148 is effective for financial reports for interim periods beginning after December 15, 2002. The Company will continue to account for the stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123. This results in no charge to earnings when options are issued to employees at fair market value. The adoption of this standard had no impact on the Company's consolidated financial position or results of operations. The required interim disclosures have been provided in Note 4 to the unaudited consolidated condensed financial statements.

ADDITIONAL INFORMATION ON SYNOVIS

We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports, proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding Synovis, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC's public reference room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC's website. The address of this website is http://www.sec.gov.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

     b. Reports on Form 8-K

              On May 21, 2003, Synovis Life Technologies, Inc. (Synovis) filed a report on Form 8-K furnishing under Item 12 the press release announcing its earnings for the second quarter ended April 30, 2003 and the six months ended April 30, 2003.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             SYNOVIS LIFE TECHNOLOGIES, INC.


Dated: September 12, 2003                    /s/ Connie L. Magnuson
                                             -----------------------------------
                                             Connie L. Magnuson
                                             Vice President of Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).