Form 10-K
period 2003-10-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2004-01-23
CIK 780127

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                   For the fiscal year ended October 31, 2003

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

                          ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 26-2 of the Act). Yes [X] No [ ]

As of April 30, 2003, 9,737,400 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Registrant's outstanding Common Stock (based upon the last reported sale price of the Common Stock on that date by the Nasdaq National Market), excluding shares owned beneficially by executive officers and directors, was approximately $132,457,596.

Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific sections are referred to herein) from the Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2003 (the "2003 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference (to the extent specific sections are referred to herein) information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held February 24, 2004 (the "2004 Proxy Statement").

REGISTERED PATENTS AND TRADEMARKS:

APEX Processing(TM), Peri-Strips(R), Peri-Strips Dry(R), PSD Gel(TM), Dura-Guard(R), Vascu-Guard(R), Supple Peri-Guard(R), Peri-Guard(R), CV Peri-Guard(R), Biograft(R), Flo-Rester(R), Vascular Probe, Flo-Thru Intraluminal Shunt(TM), Veritas(R) and Synovis(TM) are trademarks of the Company.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. Such statements involve known and unknown risks uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors set forth under the heading "Important Factors" on page 10.

PART I

ITEM 1 - BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

INTRODUCTION

Synovis Life Technologies, Inc., a diversified medical device company, develops, manufactures and markets products for the surgical and interventional treatment of disease. Our business is conducted in two reportable segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each.

Our surgical business develops, manufactures and markets implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, leading to better patient outcomes and lower costs.

Our interventional business provides development, engineering, rapid prototyping and manufacturing of coils, helices, stylets, guidewires and other complex micro-wire, polymer and machined components used in interventional devices for cardiac rhythm management, neurostimulation and vascular procedures.

HISTORY

Synovis Life Technologies, Inc., formerly named Bio-Vascular, Inc., was incorporated in July of 1985. In 1985, the Company was spun-off to the shareholders of its then parent company, thereafter operating as a separate public company. In the spin-off, the Company acquired the rights to certain cardiovascular products. Only two of these products, Peri-Guard and Flo-Rester, remain today.

In July 1998, we completed the acquisition of Jer-Neen Manufacturing Co., Inc., and subsequently changed Jer-Neen's name to Synovis Interventional Solutions, Inc. in 2001. This business provides services in development, engineering, rapid prototyping and manufacturing of complex micro-wire forms used in interventional devices for cardiac rhythm management, neurostimulation and vascular procedures.

In July 2001, we acquired Micro Companies Alliance, Inc. ("MCA") a Birmingham, Alabama company which provides products to the niche market of microsurgery. MCA's surgical products include the Microvascular

Anastomotic Coupler, a patented technology for connecting small arteries and/or veins faster, easier and as effectively as conventional suturing. MCA's name was subsequently changed to Synovis Micro Companies Alliance, Inc.

In March 2002, Synovis Interventional Solutions, Inc. acquired Emtech, Inc., a privately held company with manufacturing capabilities in injection molding, computer numerical control machining and tool building. Subsequently, the Company expanded the capabilities of this business to include swiss-screw machining, which serves the medical device, pharmaceutical, biotechnology, and precision OEM markets. Emtech, Inc.'s name was subsequently changed to Synovis Precision Engineering, a division of Synovis Interventional Solutions, Inc.

In April 2003, the newly formed Synovis Caribe, Inc., a wholly owned subsidiary of Synovis Interventional Solutions, Inc., commenced operations in Dorado, Puerto Rico at a leased 22,700 square foot manufacturing facility. The new facility is designed to increase the manufacturing capacity of our interventional business and strategically position the Company to capture new business.

In September 2003, we completed a $39,000,000 private placement of 1,500,000 shares of our common stock to institutional and other accredited investors. Net proceeds were approximately $36,500,000 after deducting closing costs and related placement fees. A registration statement covering resales of the shares sold in the placement was declared effective by the Securities and Exchange Commission on October 9, 2003.

Synovis Life Technologies' principal executive offices are located at 2575 University Avenue W., St. Paul, Minnesota 55114-1024. The Company can be contacted by telephone at (651) 603-3700, by facsimile at (651) 642-9018, or by electronic mail at info@synovislife.com. The Company's website is www.synovislife.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material with, or furnishing it to the Securities and Exchange Commission.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information under the caption "Segment Information" on page 28 of our 2003 Annual Report is incorporated herein by reference.

(c) NARRATIVE DESCRIPTION OF BUSINESS

The table below summarizes the revenue contributed by our significant products or product lines for the periods indicated.

                                                                            Years Ended October 31,
                                                             ------------------------------------------------------

                                                                   2003                2002              2001
($ in thousands)                                             ----------------    ---------------    ---------------
NET REVENUE:

Biomaterial Products

     Peri-Strips and Peri-Strips Dry..................       $ 11,722     20%    $ 7,237     18%    $ 5,266     18%

     Other Biomaterial Products.......................          8,135     14%      6,783     17%      6,257     22%

Surgical Tools and Microsurgical Products.............          4,527      8%      4,461     11%      3,381     12%

Other.................................................          1,239      2%      1,065      3%        833      3%
                                                             --------     --     -------     --     -------     --

Total Surgical Business...............................         25,623     44%     19,546     49%     15,737     55%

Coils and Helices.....................................         18,122     31%     10,888     27%      6,286     22%

Stylets and Other Wireforms...........................         10,204     18%      6,617     17%      5,190     18%

Guidewires............................................          4,040      7%      2,911      7%      1,322      5%
                                                             --------    ---     -------    ---     -------    ---

Total Interventional Business.........................         32,366     56%     20,416     51%     12,798     45%

            Total Net Revenue.........................       $ 57,989    100%    $39,962    100%    $28,535    100%
                                                             ========    ===     =======    ===     =======    ===

PRODUCTS, MARKETS AND COMPETITION

Description of the Surgical Business

The surgical business develops, manufactures and markets implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, leading to better patient outcomes and lower costs. These products are sold by third party distributors and independent sales representatives to surgeons and hospitals under the Synovis brand name.

Biomaterial Product Line

The development and manufacture of implantable biomaterial products for use by surgeons in various procedures where reinforcing, reconstructing and repairing tissue and preventing leaks of air, blood or other body fluids is necessary for the achievement of a favorable outcome is a core competency of the surgical business. The historical choice when tissue repair is necessary has been to use autologous tissues, requiring the surgeon to excise tissue from another part of the patient's body. Harvesting tissue from the second surgical site may increase the procedural cost and time and increase the risk of complications, leading to additional pain and recovery time for the patient. Use of an available, off-the-shelf implantable medical product, whether tissue-based or synthetic, is an alternative to harvesting autologous tissue from the patient and is a means to reduce surgical costs and improve patient outcomes.

Our biomaterial products are produced from bovine pericardium. Many of the product characteristics and competitive advantages are derived from the pericardium's collagen composition. Collagen, a fibrous protein found in animals, makes the pericardium durable and provides superior handling characteristics, similar to autologous tissue. Host cells deposit a collagen matrix on the surface of the pericardial product allowing the biomaterial product to integrate into the host tissue. The bovine pericardium is processed using proprietary and patented technologies.

Peri-Strips. More than half of our biomaterial sales are derived from Peri-Strips and Peri-Strips Dry (collectively Peri-Strips), soft tissue stapling buttresses which are used as reinforcement at the surgical staple line to reduce the risk of potentially fatal fluid leaks, most significantly in gastric bypass surgery, a treatment for morbid obesity and in lung volume reduction surgery ("LVRS"), a treatment for a segment of the late stage emphysema patient population. By 2004, the number of gastric procedures performed in the United States is expected to reach 110,000 to 150,000, up from an estimated 80,000 procedures performed in 2003. This, along with the trend toward laparoscopic procedures, could expand the United States gastric bypass market potential for staple line buttresses to an estimated $50 million annually. In August of 2003, the Center of Medicare and Medicaid Services ("CMS") announced its intent to cover LVRS following the outcome of a study that spanned seven years. Peri-Strips have been used in this procedure since 1994, but revenue from Peri-Strips usage in LVRS declined substantially after Medicare made a national non-coverage decision related to the surgery effective January 1996. In fiscal 1995, the only full year of reimbursement for the surgery, Peri-Strips revenue from this procedure reached $5,550,000. We have continued to derive Peri-Strips revenue from LVRS following the national non-coverage decision, but revenue declined each year until surgeons began using the product in gastric bypass. We expect increased revenue from Peri-Strips as a result of the CMS decision, although the amount and timing of such revenue will be impacted by the coverage implementation date, the frequency with which the procedure is performed, and the extent to which Peri-Strips are utilized in such procedures.

Other Biomaterials. Our other biomaterials product group includes Tissue-Guard and Veritas. Our Tissue-Guard product line is composed of biomaterial products used to repair and replace damaged tissue in cardiac, vascular, thoracic and abdominal surgeries and to repair the membrane covering the brain following neurosurgery. Tissue-Guard products accounted for 30% of our surgical business' revenue for fiscal 2003 compared to 35% during fiscal 2002.

In 2001, we introduced a new tissue format, Veritas Collagen Matrix. Veritas products are biocompatible, acellular, strong, handle like autologous tissue and are derived from bovine pericardium. Veritas tissue is remodelable, as demonstrated in animal studies with the formation of new blood vessels and host cell in-growth occurring into the Veritas patch in as early as 28 days. FDA market clearance was received for Veritas products in pelvic floor reconstruction procedures, stress urinary incontinence treatment (using the product as a "sling" to support the urethra) and vaginal and rectal prolapse repair. These products have also received market clearance for soft tissue repair.

Surgical Tools and Microsurgical Products

In addition to its biomaterial product line, our surgical business offers surgical tools designed to enhance productivity in a variety of cardiovascular and other surgical procedures. The surgical tool which the Company believes to have the greatest potential is the Microvascular Anastomotic Coupler (the "Coupler"), a patented mechanical anastomotic product comprised of a pair of implantable, single-use rings and pins combination. The Coupler is available in five sizes, ranging from 1mm to 3mm in diameter, to fit varying vessel diameters. The Coupler enables microsurgeons in numerous surgical specialties, including plastic and reconstructive, head and neck, orthopedic and hand, to perform highly effective anastomotic surgical procedures (the connecting of miniscule veins and arteries) faster, more easily and as or more dependably than traditional suture or sleeve anastomosis. The current device is used primarily in veins.

Competition

Our surgical devices compete primarily on the basis of product performance and service. The surgical markets in which we compete are characterized by intense competition. This market is dominated by very large, established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than we have. Many of these competitors offer broader product lines within our specific product market, particularly in our surgical tool markets and/or in the general field of medical devices and supplies. Broad product lines give many of our competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that compete with our products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have an advantage in marketing competing products to group purchasing organizations, health maintenance organizations and other managed care organizations that increasingly seek to reduce costs by centralizing and consolidating their purchasing functions.

Competition with our biomaterial products are primarily from synthetic materials, other biological tissues and cadaveric tissue. The ability of these alternative products to compete with biomaterial products varies based on each such product's indication for use, relative feature benefits and surgical preference. There can be no assurance that competing products will not achieve greater acceptance or that future products developed by competitors will not offer similar or enhanced performance advantages relative to the biomaterial products.

Synthetic materials are generally cheaper to produce and to the extent that comparable synthetic materials are available and effective in surgical procedures, we face significant price competition for our biomaterial products. There are other multi-purpose patches made from bovine and other types of animal tissue that compete with our products. We do not believe that these alternative bovine pericardium products have specific FDA marketing clearance for all surgical specialty markets in which we compete.

Patent protection is an important component of the our competitive position. The method by which Peri-Strips are attached to surgical staplers offers an ease of use advantage and is patent protected with regard to any and all materials. In addition, our remodelable Veritas is patented.

Cadaveric tissue from tissue banks or from commercial distributors is sometimes utilized in neurological and ophthalmic surgery and is often the choice for urologic procedures. We believe that the collagen characteristics exclusive to biologic tissue, the strength of the multi-directional fibers of the pericardium substrate, the special configuration of its biomaterial products, and the proprietary tissue-fixation and purification processes it employs, offer significant benefits in product performance over cadaveric tissue and synthetic materials. Biomaterial products also offer advantages of product availability, tissue uniformity and ideal handling characteristics.

Description of the Interventional Business

Our interventional business manufactures fixation helices, conductor coils, stylets, guidewires and other micro-wire, micro-metal, polymer and machined components used in interventional devices for cardiac rhythm management, neurostimulation and vascular procedures, and provides product development engineering and rapid prototyping services. These products are sold primarily to other medical device manufacturing companies, who incorporate them into their own products. Additionally, our interventional business is pursuing its own proprietary medical devices, complementary to our customers products, that we intend to offer for sale to our customers.

During the second quarter of fiscal 2003, our interventional business opened Synovis Caribe, Inc., a manufacturing facility in Puerto Rico, expanding the capacity of the interventional business. The new facility is designed to increase the manufacturing capacity of our interventional business and strategically position them to capture new business. The facility also provides our customers with a second location at which their products can be manufactured.

Coils and Helices. Micro precision coils are intricately complex precision wire components, comprised normally of several strands of specialty wire materials wound into specific configurations. These coils are manufactured utilizing proprietary processes and typically involve the use of specialty metals such as medical grade stainless steel, silver, platinum, and various other metal alloys. These micro coils are used to carry the electrical signal required for operation of a medical device that is implanted within the patient's body. A subcategory of coils is called helices, which compose the distal portion of many pacing and defibrillation leads that are used to actively fix the lead tip to the endocardium.

Stylets and Other Wireforms. Stylets and other critically defined delivery devices are produced through the application of proprietary processes using medical grade stainless steel and plastic cap and body components. Stylets are typically used in the placement of cardiovascular and neurostimulation leads.

Guidewires. Guidewire components and subassemblies are made of medical grade stainless steel, nitinol, and/or precious metals. These are manufactured through a combination of proprietary processes that include coiling, grinding, and joining technologies. A guidewire is typically used at the beginning of a surgical procedure to locate and provide a channel for the placement of a diagnostic or therapeutic device.

Competition

Our interventional business competes on the basis of superior quality of processes and production, rapid and flexible customer response, early development partnering and a fair price. The component part usually comprises a minor portion of the total device-level price. Accordingly, vendor performance and responsiveness are generally more critical factors. There are several competitors to our core interventional business, most of which are substantially larger. Given the concentration of the wire component product industry, we believe that medical device customers are generally motivated to promote healthy competition among their various suppliers in order to ensure multiple supply sources for their critical device components.

The primary medical device companies involved in the interventional cardiac and neurological markets include Medtronic, Guidant Corporation, St. Jude Medical (through its Pacesetter unit), Boston Scientific and Johnson and Johnson Cordis. In addition, numerous early stage companies are pursuing new technologies in cardiovascular and interventional medicine, especially neurological intervention. We anticipate that the cardiovascular and interventional medicine industry will continue to experience significant consolidation with the acquisition of earlier stage companies by the major industry participants. Although there can be no assurance, we believe that this consolidation will not hinder segment's growth opportunity as the major participants are expected to continue to seek multiple supply sources for critical device components such as those we offer.

INTELLECTUAL PROPERTY

Surgical Business

In our surgical business, we protect our technology through patents, trade secrets, and proprietary know-how. We also seek to protect this technology through confidentiality agreements with employees, consultants and other parties. Supple Peri-Guard, which is used in the manufacture of the majority of our Tissue-Guard products, is protected exclusively by trade secrets. We hold the United States patents related to Peri-Strips, Peri-Strips Dry, Ocu-Guard and Veritas Collagen Matrix. We also have the exclusive, worldwide, perpetual license to make, use and sell our Flo-Rester and Microvascular Anastomotic Coupler System products.

Interventional Business

In our interventional business, we rely exclusively on trade secret protection for our processes. We seek to practice a strict trade secret discipline with all employees, consultants, customers and other parties. We also maintain a non-disclosure protocol on behalf of each of our customers, consistent with the business sensitivity to customer expectations and needs. The technology and equipment used in the interventional product manufacturing process is a combination of proprietary know-how and adaptation and development utilizing readily available components and equipment.

MARKETING AND CUSTOMERS

Surgical Business

Our surgical business' marketing and sales strategies include supporting our superior quality products with innovative and effective sales and marketing programs. These programs include advertising and direct mail campaigns, participation in surgical trade shows, support of the gathering, publication and presentation of clinical data and new product information by key surgeons, and the development/maintenance of strategic physician alliances. An important Company strategy is to identify and assess customer needs. This is accomplished by developing and maintaining a close working relationship with the hospitals and surgeons who purchase and use our products and through observations and interactions with these customers.

Our surgical business sells the majority of its products through a combination of third-party distributors and independent sales representatives. The Company's marketing and sales group works closely with these distributors and representatives to implement marketing strategies and to provide product training and support. Written agreements with distribution partners generally impose limited geographic exclusivity and minimum purchase requirements which approximate the distributor's estimates of growth that can be accomplished. These agreements are typically terminable upon breach of the agreement by the distributor, including breach of the minimum sales obligations imposed by the agreement. We do not act arbitrarily in this regard, recognizing these minimum requirements to be estimates.

Interventional Business

Our interventional business strategy is to proactively seek significant business relationships with both the large participants and early development firms in major markets including cardiac rhythm management ("CRM"), neurostimilation and vascular intervention. The primary marketing strategy is to provide a rapid, flexible and creative response to customer needs, coupled with state of the art, high quality production. Additionally, our interventional businesses' marketing strategy seeks to differentiate itself from competitors by promoting its custom development and engineering capabilities, supported by its relatively large engineering and technical staff, and extensive medical device experience amongst its professional employees. We utilize our Technology Development Center ("TDC") for design, development and prototype services. The utilization of these highly technical solutions and timely, effective delivery of development prototypes is believed to provide a key competitive advantage to both the customer and our interventional business. Synovis Interventional Solutions is ISO 9001-2000 certified, which is a demonstration to our customers of our quality commitment. Systems are positioned to comply with appropriate FDA Quality Systems Regulations.

Information regarding our significant customers under the caption "Major Customers and Net Revenue by Geographic Area" on page 33 of our 2003 Annual Report is incorporated herein by reference.

ADDITIONAL INFORMATION REGARDING THE SURGICAL AND INTERVENTIONAL BUSINESSES

Backlog

At October 31, 2003, our surgical business did not have any customer order backlogs representing customer orders not yet shipped due to insufficient inventory levels. Because our interventional business is "build-to-order", it has customer purchase orders awaiting manufacture and release based on customer specified future delivery dates over the next 12 months. This order backlog in our interventional business was $14,593,000 at October 31, 2003 as compared to $10,363,000 at October 31, 2002. We do not expect any difficulty fulfilling these backlog orders. Based on experience, we believe that backlog is not a meaningful predictor of future revenue levels in our interventional business.

Raw Materials

We acquire bovine pericardium for use in the biomaterial product line from United States Department of Agriculture ("USDA") inspected meat-packing facilities. We acquire human umbilical cords for use in Biograft from various hospitals throughout the United States. The supply of raw materials, including wire, precious metals and plastics required for our products and in our manufacturing activities, is currently adequate. We have not experienced any product shortages arising from interruptions in the supply of any raw materials or components, and have identified alternative sources of supply for significant raw materials and components.

Research and Development

As a component of our business growth strategy, we continue to make a significant investment in research and development as well as new product design and engineering in both our surgical and interventional businesses. Our consolidated research and development expense for fiscal 2003, 2002 and 2001 was $3,806,000, $2,272,000 and $1,638,000, respectively, and could increase up to 44% for fiscal 2004.

Our surgical business' fiscal 2003 research and development initiatives included investment in research clinical studies evaluating new indications for Peri-Strips and Veritas Collagen Matrix and advancing the technology of the Coupler. In October 2002, we filed a patent on anastomotic devices (including the Coupler) which incorporate the ability to detect and measure blood flow and other critical medical parameters. Our surgical business' longer-term initiatives, among others, include expansion of the Coupler into the coronary market and development of new Peri-Strips and Veritas applications. Some of these projects have long development timelines, but have the potential for significant returns.

Our interventional business, through its TDC, is focused on helping our customers develop their new devices. We create product concepts, prototypes and manufacturing solutions to accelerate customers' project timelines and help bring the products to market faster. Additionally, the TDC has been working on designing and developing proprietary Synovis devices which will complement our customers' existing device technologies, including technology platforms for a steerable stylet and an adjustable stiffness stylet. The steerable stylet technology will initially be used for placement of cardiac rhythm management ("CRM") and neurostimulation leads. Other indications within the minimally invasive surgery market, where the steerable stylet technology could deliver devices and therapy, are also being investigated. The adjustable stiffness stylet will be used primarily for placing CRM and neurostimulation leads.

GOVERNMENTAL REGULATION

General

The medical device industry in which our surgical business and the customers of the Company's interventional business operate is subject to extensive and rigorous regulation by the Food and Drug Administration ("FDA") and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping and surveillance procedures for medical devices including the Company's surgical devices and medical devices incorporating the interventional business components.

Food and Drug Administration

FDA regulations classify medical devices based on perceived risk to public health as either Class I, II or III devices, which are subject to general controls, special controls or pre-market approval ("PMA") requirements, respectively. While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices to be cleared by a 510(k) pre-market notification prior to marketing. This establishes that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 became effective. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If the product is notably new or different and substantial equivalence cannot be established, the FDA will require the manufacturer to submit a PMA application for a class III device that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The PMA application must contain the results of clinical trials and relevant prototype tests, laboratory and animal studies. The process of obtaining PMA can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all. FDA controls the indicated uses for which a product may be marketed and strictly prohibits the marketing of medical devices for unapproved uses. FDA can withdraw products from the market for failure to comply with laws or the occurrence of safely risks.

Of our current medical device products, Biograft is a Class III device. All other surgical products have been classified as Class II medical devices and have received 510(k) marketing clearance from the FDA.

Our surgical and interventional business' manufacturing operation is subject to periodic inspections by the FDA, whose primary purpose is to audit the Company's compliance with the Quality System Regulations published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. We believe that our manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations.

International Regulation

International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations and duties and tax. Many of these regulations are similar to those of the FDA. With the exception of the European Union ("EU"), Canada and Australia, we typically rely on our independent distributors for that country to comply with the majority of the foreign regulatory requirements, including registration of the Company's devices with the appropriate governmental authorities. To date, and to the best of our knowledge, we have complied with the regulatory requirements in the foreign countries in which our surgical devices are marketed. See the discussion on risk factors of bovine tissue products on page 13 of this Report.

The registration system in the EU for our surgical devices require that our quality system conform with international quality standards and that our surgical devices conform with "essential requirements" set forth by the Medical Device Directive ("MDD"). The Company's manufacturing facilities and processes under which our surgical devices are produced were inspected and audited by the British Standards Institute ("BSI") to verify our compliance with the essential requirements of the MDD. BSI verifies that our quality system conforms with the international quality standard and that its products conform with the "essential requirements" set forth by the MDD for the class of surgical devices we produce. BSI certifies our conformity with both the quality standards and the MDD essential requirements, entitling us to place the "CE" mark on all our current surgical devices, except Biograft, which is exempt. See our discussion on the risk factors of Biograft on page 13 of this Report.

THIRD PARTY REIMBURSEMENT

Our surgical devices are purchased primarily by hospitals and other users, while the interventional business' products are sold directly to medical device manufacturers which sell finished medical devices to hospitals and other end-uers. Hospitals and end-users of such products, in turn, bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private health insurance plans and managed care organizations, reimburse all or part of the costs and fees associated with the procedures utilizing our products and/or components.

The availability and level of reimbursement from third-party payers is significant to our business. In Medicare beneficiaries, Centers for Medicare and Medicaid Services ("CMS") may establish a national coverage policy, including the amount to be reimbursed, for coverage of claims submitted for reimbursement related to a specific procedure. Private health insurance plans and managed care organizations make their own determinations regarding coverage and reimbursement based either upon "usual and customary" fees or, increasingly, upon a prospective payment system.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators and regulators and third party payers to curb these costs. The development or increased use of more cost effective treatments for diseases could cause such payers to decrease or deny reimbursement for surgeries or to favor non-surgical alternatives to those surgical procedures currently utilizing our surgical products. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan. Higher managed care utilization typically drives down the payments for health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payer measures within a constantly changing healthcare landscape may have on its future business, financial condition or results of operations.

EMPLOYEES

At October 31, 2003, we employed approximately 425 full-time and part-time individuals, with approximately 175 employees in our surgical business and 250 in our interventional business. Our employees are not represented by a union, and we considers our relationship with our employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The information under the caption "Major Customers and Net Revenue by Geographic Area" on page 33 of the Company's 2003 Annual Report is incorporated herein by reference.

ITEM 1A - IMPORTANT FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

WE MAY NOT BE ABLE TO SUSTAIN OR MANAGE OUR SIGNIFICANT GROWTH.

We have achieved significant growth through successful acquisitions and in-house development of new technologies and products. There can be no assurance that we can manage the significant challenges that accompany such growth, including management of an increasingly diverse product portfolio, oversight of operations in multiple locations and provision of necessary infrastructure. In addition, there can be no assurance that we will be able to continue to identify and successfully consummate acquisitions or develop new products to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years.

WE FACE SIGNIFICANT COMPETITION FROM ESTABLISHED COMPETITORS IN THE MEDICAL PRODUCTS INDUSTRY.

We face intense competition. The medical products industry is highly competitive and characterized by rapid innovation and technological change. We expect technology to continue to develop rapidly, and our success will depend to a large extent on our ability to maintain a competitive position with our technology. There can be no assurance that we will be able to compete effectively in the marketplace or that products developed by our competitors will not render our products obsolete or non-competitive. Similarly, there can be no assurance that our competitors will not succeed in developing or marketing products that are viewed by physicians as providing superior clinical performance or are less expensive relative to the products we currently market or may develop.

Established companies manufacture and sell products that compete with each of our products. Some of the companies with whom we compete have greater sales and/or distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than we have. In addition, many of our competitors offer broader product lines within our specific product markets. Broad product lines may give our competitors the ability to negotiate exclusive, long-term medical product or interventional supply contracts and the ability to offer comprehensive pricing for their products, including those that compete with our products. There can be no assurance that we will be able to compete effectively with such manufacturers.

WE ARE DEPENDENT ON A SINGLE CUSTOMER FOR A LARGE PERCENTAGE OF THE SALES OF OUR INTERVENTIONAL BUSINESS.

One customer accounts for a large percentage of the sales of our interventional business. This customer represented 52% and 59% of this business segment's revenue for the years ended October 31, 2003 and 2002, respectively. We provide multiple products to this customer, which are ultimately incorporated into a variety of medical devices. There can be no assurance that we will be able to maintain our relationship with this significant customer, or, in the event of a deterioration or termination of the relationship, that we will be able to replace production levels with new or existing customers. The significant deterioration or loss of this significant customer could materially adversely affect our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO ADEQUATELY ENFORCE OR PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR TO PROTECT OURSELVES AGAINST THE INFRINGEMENT CLAIMS OF OTHERS.

In our surgical business, we protect our technology through patents, trade secrets, and proprietary know-how. We also seek to protect this technology through confidentiality agreements with employees, consultants and other parties. Supple Peri-Guard, which is used in the manufacture of the majority of our Tissue-Guard products, is protected exclusively by trade secrets. We hold the United States patents related to Peri-Strips, Peri-Strips Dry, Ocu-Guard and Veritas Collagen Matrix. We also have the exclusive, worldwide, perpetual license to make, use and sell our Flo-Rester and Microvascular Anastomotic Coupler System products.

In our interventional business, we rely exclusively on trade secret protection for our processes. We seek to practice a strict trade secret discipline with all employees, consultants, customers and other parties. We also maintain a non-disclosure protocol on behalf of each of our customers, consistent with the business sensitivity to customer expectations and needs. The technology and equipment used in the interventional product manufacturing process is a combination of proprietary know-how and adaptation and development utilizing readily available components and equipment.

There can be no assurance that our trade secrets or confidentiality agreements will adequately protect our proprietary information or, in the event of a breach of any confidentiality agreement, that we will have adequate remedies. Additionally, there can be no assurance that any pending or future patent applications will result in issued patents, or that any current or future patent, regardless of whether we are an owner or licensee of such patent, will not be challenged, invalidated or circumvented or that the rights granted thereunder or under our licensing agreements will provide a competitive advantage to us. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by us, or that our technology does not or will not infringe patents or other rights owned by others.

The medical product industry is characterized by frequent and substantial intellectual property litigation, and competitors may resort to intellectual property litigation as a means of competition. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of the outcome, could result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Litigation may also be necessary to enforce patents issued to us and license agreements entered into by us, to protect our trade secrets or know-how or to determine the enforcement, scope and validity of the proprietary rights of others. An adverse determination in any such proceeding could subject us to significant liabilities of third parties or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that the necessary licenses would be available to us on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, which, in turn, would have a material adverse effect on our business, financial condition and results of operations.

OUR FAILURE TO OBTAIN REGULATORY CLEARANCE/APPROVAL AND MAINTAIN REGULATORY COMPLIANCE FOR ANY OF OUR PRODUCTS WOULD IMPACT OUR ABILITY TO GENERATE REVENUE FROM THOSE PRODUCTS.

We must comply with FDA regulations to market our products in the United States. The medical device industry in which our surgical business and the customers of our interventional business operate is subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping and surveillance procedures for medical devices including our surgical devices, any future interventional devices and those medical devices which incorporate our interventional business component products.

The process of obtaining marketing clearance or approvals from the FDA for new products and new applications for existing products can be time-consuming and expensive, and there is no assurance that such clearance/approvals will be granted, or that the FDA review will not involve delays that would adversely affect our ability to commercialize additional products or additional applications for existing products. Some of our surgical products and those devices incorporating interventional products that are in the research and development stage may be subject to a lengthy and expensive pre-market approval process with the FDA. FDA has the authority to control the indicated uses of a medical device. Products can also be withdrawn from the market due to failure to comply with regulatory standards or the occurrence of unforeseen problems. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us.

Our manufacturing facilities and processes are subject to regulation. The FDA, various state agencies and foreign regulatory agencies inspect our manufacturing facilities for surgical products from time to time to determine whether we are in compliance with various regulations relating to quality systems, such as manufacturing practices, validation, testing, quality control, product labeling and product surveillance. A determination that we are in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures and, in extreme cases, criminal sanctions, depending on the nature of the violation. To the extent our interventional business facilities manufacture completed interventional devices in the future, they are also subject to these FDA and other regulatory agency standards.

We must obtain regulatory approvals to market our products internationally. The registration scheme in the majority of international markets (e.g. Europe, Canada, Australia, Japan) for our surgical business' products requires that our quality system conforms to international quality standards. Compliance with these requirements as well as product standards allows their sale in these countries. There can be no assurance that we will be able to maintain compliance with these regulations. In addition, there can be no assurance that we will be successful in obtaining registration for new product introductions. Devices incorporating our interventional products are also subject to these requirements, and there can be no assurance that the interventional business customers will be successful in obtaining or maintaining compliance with the international regulatory scheme for their current or future products.

Further, international regulatory bodies have established varying additional regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely, in part, on independent distributors to comply with such foreign regulatory requirements. As a result, our communication with foreign regulatory agencies may be indirect as it occurs through the foreign distributor. The inability or failure of independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors' ability to sell our surgical products internationally and thereby adversely affect our business, financial condition and results of operations.

BECAUSE CERTAIN OF OUR PRODUCTS ARE BASED UPON BOVINE PERICARDIUM, PERCEPTIONS ABOUT BOVINE SPONGIFORM ENCEPHALOPATHY MAY IMPACT OUR SALES.

Under the direction of the USDA, the U.S. government has had an active program of surveillance and import controls since the late 1980s designed to prevent the introduction of Bovine Spongiform Encephalopathy ("BSE") into U.S. cattle. The USDA program includes certain feed restrictions beginning in 1997. While BSE had previously been endemic to certain European Union markets, the first and only known case involving U.S. cattle was reported in December 2003. The World Health Organization has categorized the levels of BSE infectivity of tissue and fluids on a scale of 1 to 4, with category 4 representing no detectable infectivity. Raw pericardium has been classified in category 4 along with milk and gelatin. Our notified body under the medical device directive, the British Standards Institute, and French authorities have specifically reviewed our biomaterial sourcing and manufacturing processes and have also certified our bovine pericardium products.

We obtain all of the raw pericardium for our biomaterial products from USDA-inspected slaughterhouses. The pericardium is collected under strict conditions; a USDA inspector examines each heart for disease and anomalies prior to harvesting the pericardium. Additional measures are also taken by the inspector to ensure brain and spinal cord matter does not come into contact with the pericardium. Since 1999, the vast majority of our tissue products have been manufactured with sodium hydroxide, a processing technique recommended by international experts to remove or inactivate the prion, the agent believed to cause BSE. If BSE in U.S. cattle escalates and/or the perception of risk associated with BSE increases, it could have a material adverse effect on our business, financial condition and results of operations.

The Dura-Guard product has not been approved for sale in France, nor are any of our bovine-based products currently approved for sale in Japan. We understand that regulatory approvals will not be granted in the present environment within those countries for use of animal derived products, including bovine pericardium, unless traceability to the specific source can be established. Total international sales of our bovine pericardium products accounted for 4.7% of our consolidated net sales for the year ended October 31, 2003, and increased 22% over the previous year. Any prohibition by certain other countries of bovine pericardium products as a result of concerns related to BSE could have an adverse effect on our ability to maintain or grow international sales of these products.

Effective in 2004, the EU has enacted medical device regulations that require product specific evaluation of bovine-based products for potential BSE patient health risks. All bovine-based surgical products currently sold in the EU are subject to this evaluation and will require regulatory approval by September 2004 in order to continue to be marketed. New bovine-based surgical products will be subject to this evaluation by April 2004. There can be no assurance that such approvals will be granted, as such approvals depend heavily on administrative interpretation.

ONE OF OUR PRODUCTS, THE BIOGRAFT, CONTAINS HUMAN TISSUE PRODUCTS THAT MAY BECOME SUBJECT TO MORE STRICT REGULATION IN THE UNITED STATES AND EUROPE.

Spurred by incidents of the transmission of human disease during tissue transplantation, both the United States and Europe have recently focused attention on the safety of tissue banks. In the United States, regulations drafted by the FDA have outlined requirements for tissue banks. Proposed rules indicate that medical devices containing human tissue may be subject to additional controls, although the current regulations specifically exclude from regulation medical devices subject to FDA review, including umbilical cord vein grafts such as our Biograft product. As a result, Biograft may be subject to tissue bank regulations in the United States and the related expensive donor screening and donor testing procedures at some later date. There can be no assurance that Biograft would be able to meet any such new requirements.

The long-term regulatory environment for Biograft in Europe is uncertain. The medical device directive issued by the EU explicitly excludes medical devices from human tissue; however, there is an effort to include such devices under a comprehensive regulatory program. We understand that a consensus on such a directive is in development. As a result, Biograft may be subject to additional regulations in Europe, which could make it uneconomical to sell Biograft in Europe even under a regulatory program.

WE MAY FACE THE RISK OF PRODUCT LIABILITY CLAIMS AND PRODUCT RECALLS THAT COULD RESULT IN COSTLY AND TIME CONSUMING LITIGATION AND SIGNIFICANT LIABILITY.

The medical product industry historically has been litigious, and the manufacture and sale of our products inherently entail a risk of product liability claims. In particular, our principal surgical devices and a significant portion of our interventional products are designed to be permanently placed in the human body, and production or other errors could result in an unsafe product and injury to the patient. Although we maintain product liability insurance in amounts believed to be adequate based upon the nature and risks of our business in general and our actual experience to date, there can be no assurance that one or more liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms, if at all. Furthermore, we do not expect to be able to obtain insurance covering our costs and losses as the result of any recall of our products due to alleged defects, whether such a recall is instituted by us or required by a regulatory agency. A product liability claim, recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

WE SELL MOST OF OUR SURGICAL PRODUCTS THROUGH INDEPENDENT DISTRIBUTORS AND SALES REPRESENTATIVES.

We utilize independent distributors and sales representatives to transact essentially all of our current surgical business. The loss of a significant distributor or sales representative, or a significant number of other distributors or sales representatives, could materially adversely affect our business, financial condition and results of operations if a new distributor or other suitable sales organization could not be found on a timely basis in the relevant geographic market.

DUE TO THE UNPREDICTABILITY OF THE HEALTH CARE INDUSTRY, OUR CUSTOMERS MAY NOT BE ABLE TO RECEIVE THIRD PARTY REIMBURSEMENT FOR THE SURGICAL PROCEDURES UTILIZING OUR PRODUCTS.

Our surgical products are purchased primarily by hospitals and other users, and we sell our interventional products directly to medical device manufacturers who distribute finished medical products to hospitals and other end-users. Hospitals and end-users of our products, in turn, bill various third-party payers, including government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Third-party payers may deny reimbursement if they determine that a procedure was not in accordance with established third-party payer protocol regarding treatment methods. Our surgical products are reimbursed as a component of the overall surgical procedure reimbursement obtained from the third party payer.

Third-party payers are also increasingly challenging the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. While we believe our pricing is appropriate for the niche markets and technology of our products, we are unable to predict what changes will be made in the reimbursement methods used by third-party payers. There can be no assurance that procedures in which our products are directly or indirectly used will continue to be considered cost-effective by third-party payers, that reimbursement for such procedures will be available or, if available, will continue, or that third-party payers' reimbursement levels will not adversely affect our ability to sell our products on a profitable basis. The cost of health care has risen significantly over the past decade, and there have been and may continue to be proposals by legislators, regulators and third-party payers to curb these costs.

Failure by hospitals and other users of our products to obtain reimbursement for from third-party payers for procedures in which our products are used, changes in third-party payers' policies towards reimbursement for procedures directly or indirectly using our products or legislative action could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON HIGHLY SPECIALIZED EQUIPMENT TO MANUFACTURE OUR PRODUCTS AND LOSS OF OR DAMAGE TO OUR MANUFACTURING FACILITIES COULD RESULT IN SIGNIFICANT LOSSES.

We operate a single manufacturing facility for our surgical business and three manufacturing facilities for our interventional business, with certain overlapping capabilities for manufacturing stylets, coils and helices. The loss of or damage to any manufacturing facility due to natural disaster, equipment failure or other difficulty could result in significant delays in production. Locating third party manufacturers to produce our products in such event would likely be difficult given the specialized equipment and processes necessary to produce those products. Although we maintain business interruption insurance to address the financial impact on our business, any sustained period of suspended production would likely have a material adverse effect on our business, financial condition and results of operations.

OUR STRATEGY TO ACQUIRE COMPLEMENTARY BUSINESSES AND TECHNOLOGIES INVOLVES RISK AND MAY RESULT IN DISRUPTIONS TO OUR BUSINESS BY, AMONG OTHER THINGS, DISTRACTING MANAGEMENT TIME AND DIVERTING FINANCIAL RESOURCES.

One of our growth strategies is the acquisition of complementary businesses and technologies. We may not be able to identify suitable acquisition candidates, or if we do, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we make acquisitions, a significant amount of management time and financial resources may be required to complete the acquisition and integrate the acquired business into our existing operations. Even with this investment of management time and financial resources, an acquisition may not produce the revenue, earnings or business synergies that we anticipated. Acquisitions involve numerous other risks including: assumption of unanticipated operating problems or legal liabilities, problems integrating the purchased operations, technologies or products, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, incorrect estimates made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, and potential loss of customers or key employees of acquired businesses.

ITEM 2 - PROPERTIES

The Company has three leases for the corporate headquarters and surgical business, totaling 70,000 square feet, located at 2575 University Ave. W., St. Paul, Minnesota.

     - The base rent of the first lease for 36,000 square feet, which commenced August 1, 1995 was due to expire July 31, 2005, is approximately $255,000 annually. An extension of the first lease was completed, extending the term to December 31, 2008, at a base rent to be determined based on market price at the commencement date in 2005.

     - The base rent of the second lease for 5,000 square feet, which commenced October 15, 2002 and expires January 31, 2004, is approximately $46,000 annually.

     - Additionally, the Company has signed a third lease to expand the office and manufacturing space at 2575 University Ave. W., St. Paul, Minnesota, by 29,000 square feet beginning on January 1, 2004 through December 31, 2008. Annual base rent for the additional 29,000 square feet from January 2004 through December 2006 is approximately $316,000, and from January 2007 through December 2008 is approximately $330,000.

The Company also has leases on three facilities for its interventional business totaling 33,000 square feet at 471 and 475 Apollo Drive, Lino Lakes, Minnesota.

     - The first lease (475 Apollo Drive) for 25,000 square feet, commenced December 1, 1997 and is scheduled to expire on December 31, 2007. The base rent is approximately $113,000 annually.

     - The base rent of the second lease (471 Apollo Drive, Suite 40) for 4,000 square feet, which commenced April 1, 1999 and expires on March 31, 2004 is approximately $34,500 annually. The Company has a subsequent five-year option available for this lease.

     - The base rent of the third lease (471 Apollo, Suite 50) for 4,000 square feet, which commenced on December 1, 2003 and expires on March 31, 2009, is approximately $27,000.

The Company leases approximately 22,700 square feet for its Caribe facility at Road 693, Km. 7.3, Dorado, Puerto Rico. The base rent of this lease which commenced January 1, 2003 and expires February 28, 2008, is approximately $93,000 annually.

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

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers, their ages, and their offices held as of December 31, 2003 are as follows:

         NAME                     AGE                                       TITLE
         ----                     ---                                       -----
Karen Gilles Larson                61     President, Chief Executive Officer and Director

Fariborz Boor Boor                 45     Executive Vice President

David A. Buche                     42     Vice President of Marketing and Sales of Synovis Surgical Innovations

Michael K. Campbell                52     President of Synovis Micro Companies Alliance, Inc.

Mary L. Frick                      50     Vice President of Regulatory/Clinical/Quality Affairs

Evan S. Johnston                   43     Vice President of Operations of Synovis Surgical Innovations

Connie L. Magnuson                 42     Vice President of Finance, Chief Financial Officer and Corporate Secretary

B. Nicholas Oray, Ph.D.            52     Vice President of Research and Development

Karen Gilles Larson. Ms. Larson has served as President and Chief Executive Officer of the Company since July 1997 and as a Director of the Company since August 1997. Prior to July 1997, Ms. Larson held the positions of Chief Financial Officer of the Company from December 1990, Vice President of Finance from 1989, and Secretary of the Company from November 1991. Ms. Larson served as the Director of Finance and Administration of the Company from April 1989 to December 1989. Ms. Larson serves on the Board of Directors of Chronimed Inc.

Fariborz Boor Boor. Mr. Boor Boor was named Executive Vice President of the Company on November 1, 2003. Prior to November 2003, Mr. Boor Boor served as the President and Chief Operating Officer of Synovis Interventional Solutions ("Synovis IS") from November 2000, Vice President and Chief Operating Officer of Synovis IS from March 2000, Director of Operations from April 1999 and Director of Quality and Regulatory Affairs from September 1998. From 1989 to 1998, Mr. Boor Boor held various engineering, quality, and manufacturing management positions at Plastech Corporation, a plastics injection molding company serving various industries including the medical device industry. From 1979 to 1989, Mr. Boor Boor held various manufacturing management positions including the Division management of the Fastener Division of Phillips Plastics Corporation serving the automotive industry.

David A. Buche. Mr. Buche has served as Vice President of Marketing and Sales of Synovis Surgical Innovations since January 1998. Prior to January 1998, Mr. Buche held the positions of Director of Marketing from November 1997 and Director of International Marketing and Sales from March 1995. From 1988 to February 1995, Mr. Buche held various product and sales management positions at Spectranetics Corporation, a company that develops and markets technology for interventional cardiovascular therapy.

Michael K. Campbell. Mr. Campbell has served as President of Synovis Micro Companies Alliance (Synovis MCA) since July 6, 2001, the acquisition date of MCA by the Company. Prior to the acquisition he was President and CEO of MCA from July 2000 through July 2001. From June 1999 to May 2000, Mr. Campbell served as Executive Vice President of PrimeSource Surgical, a specialty operating room distributor. From 1979 to June 1999, he was with Futuretech, Inc., a specialty medical distribution company serving the southeastern United States, and served as principal board member and Vice President.

Mary L. Frick, M.S.C. Ms. Frick has served as Vice President of Regulatory/Clinical/Quality Affairs of the Company since November 2003. She has previously served in several positions within the surgical business, including Vice President of Regulatory/Clinical/Quality Affairs since November 2000, Director of Regulatory/Clinical/Quality Affairs since November 1998 and as Group Manager of Regulatory/Clinical/Quality Affairs from June to November of 1998. From 1984 to June 1998, Ms. Frick held a series of management positions in Research, Operations and Regulatory/Clinical Affairs at INCSTAR Corporation, a diagnostic medical device manufacturer. From 1979 to 1984, Ms. Frick worked in research at the University of Minnesota-Medical School.

Evan S. Johnston. Mr. Johnston has served as Vice President of Operations of Synovis Surgical Innovations since November 2000. Joining the Company in September 1998, Mr. Johnston served as Director of Operations from November 1999. From 1996 to 1998, Mr. Johnston held the position of Director of Manufacturing and Operations at LecTec Corp., a manufacturer of skin interface medical devices. From 1995 to 1996, he served as Director of Manufacturing of Lakeside Nameplate Co., a custom manufacturer of electronic membrane switches. Mr. Johnston served as Manager of Industrial Engineering from 1990 to 1995 at Orthomet Inc., a manufacturer of orthopedic implants and related surgical instruments. From 1986 to 1990, Mr. Johnston held various project management positions for Honeywell, Control Systems Division, a developer of automation solutions for government and commercial industries.

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

B. Nicholas Oray, Ph.D. Dr. Oray has served as Vice President of Research and Development since November 2003. Prior to that, Dr. Oray served as Vice President of Research and Development of Synovis Surgical Innovations since April 1998. From 1997 to April 1998, he served as Director of Research and Development at Seatrace Pharmaceuticals Inc. From 1993 to 1996, Dr. Oray held a series of positions with CryoLife Inc., including Director of Bioadhesive Manufacturing and Associate Director of Biomedical Products Laboratory. From 1991 to 1993, he held several positions with F.A.C.T., a clinical research organization, including Director of Regulatory Affairs and Associate Director of Clinical Trials Operations. From 1988 to 1990, Dr. Oray served as Director of Manufacturing, Director of Sterile Manufacturing and Director of Purification and Production Group at Carrington Laboratories, Inc.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information under the caption "Common Stock Information" on page 35 of the Company's 2003 Annual Report is incorporated herein by reference.

On September 22, 2003, the Company completed a private placement of 1,500,000 shares of its Common Stock at an aggregate price of $39,000,000, resulting in net proceeds of $36,486,000 after deducting the agent's commission of $2,340,000 and other expenses. The sale of securities was made to "accredited investors" as defined in Rule 501(a) of the Securities Act of 1933 and in reliance on Regulation D and Section 4(2) under the Securities Act of 1933, as amended. Oppenheimer & Co., Inc. of New York, New York acted as the Company's agent in the private placement.

The Company intends to use the net proceeds from this offering to fund working capital, general corporate purposes and potential acquisitions.

ITEM 6 - SELECTED FINANCIAL DATA

The financial information in the tables and charts under the captions "Summary Statement of Operations Data" and "Summary Balance Sheet Data" on page 2 of the Company's 2003 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16-20 of the Company's 2003 Annual Report is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk are included in Item 7.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and related Notes thereto on pages 21-33 and the Independent Auditors' Report on page 34 of the Company's 2003 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Quarterly Results" on page 35 of the Company's 2003 Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the date of this annual report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls subsequent to the date the CEO and CFO completed their evaluation.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors of the Registrant:

     The information under the captions "Election of Directors - Information About Nominees" and "Election of Directors - Other Information About Nominees" in the Registrant's 2004 Proxy Statement is incorporated herein by reference.

(b)  Executive Officers of the Registrant:

     Information concerning Executive Officers of the Company is included in this Report on pages 16 and 17 under Item 4A, "Executive Officers of the Registrant."

(c)  Compliance with Section 16(a) of the Exchange Act:

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2004 Proxy Statement is incorporated herein by reference.

(d)  Audit Committee Financial Expert:

     The information under the caption "Membership and Role of the Audit Committee" in the Registrant's 2004 Proxy Statement is incorporated herein by reference.

(e)  Code of Ethics:

     We have adopted a Code of Ethics that applies to our Chief Executive Officer and senior financial officers. A copy of the Code of Ethics is attached hereto as Exhibit 14.1.

ITEM 11 - EXECUTIVE COMPENSATION

The information under the captions "Executive Compensation" and "Election of Directors - Directors' Compensation" in the Registrant's 2004 Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions "Equity Based Compensation," "Equity Compensation Plan Information" and "Principal Shareholders and Beneficial Ownership of Management" in the Registrant's 2004 Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Certain Relationships and Related Transactions" in the Registrant's 2004 Proxy Statement is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     (a)  Audit Fees:

          The information under the caption "Audit Fees" in the Registrant's 2004 Proxy Statement is incorporated herein by reference.

     (b)  Audit Related Fees:

          The information under the caption "Audit Related Fees" in the Registrant's 2004 Proxy Statement is incorporated herein by reference.

     (c)  Tax Fees:

          The information under the caption "Tax Fees" in the Registrant's 2004 Proxy Statement is incorporated herein by reference.

     (d)  All Other Fees:

          The information under the caption "All Other Fees" in the Registrant's 2004 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this Report:

             1) Financial Statements, Related Notes and the Independent Auditors' Report:

                  All of the following items are incorporated herein by reference from the pages indicated in the Company's 2003 Annual Report:

                                                                                     Page
                                                                                     ----
                  - Consolidated Statements of Income for the years ended
                    October 31, 2003, 2002 and 2001                                    21
                  - Consolidated Balance Sheets as of
                    October 31, 2003 and 2002                                          22
                  - Consolidated Statements of Shareholders' Equity for the
                    years ended October 31, 2003, 2002 and 2001                        23
                  - Consolidated Statements of Cash Flows for the years ended
                    October 31, 2003, 2002 and 2001                                    24
                  - Notes to Consolidated Financial Statements                        25-33
                  - Independent Auditors' Report of Deloitte & Touche LLP              34

                  The unaudited selected quarterly financial data included under the caption "Quarterly Results" on page 35 of the Company's 2003 Annual Report is incorporated herein by reference.

             2)   Financial Statement Schedule:

                  The following financial statement schedule and Independent Auditors' Report thereon are included herein and should be read in conjunction with the Consolidated Financial Statements referred to above (page numbers refer to pages in this Report on Form 10-K):

                                                                                     Page
                                                                                     ----
                  - Independent Auditors' Reports on Schedule                          23
                  - Schedule II - Valuation and Qualifying Accounts                    24

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

(b)      Reports on Form 8-K:

             1- On August 20, 2003, Synovis Life Technologies, Inc. (Synovis) furnished a report on Form 8-K reporting in accordance with "Item 12 - Results of Operations and Financial Condition" the press release announcing its earnings for the third quarter ended July 31, 2003 and the nine months ended July 31, 2003.

             2- On September 18, 2003, Synovis filed a Form 8-K reporting in accordance with "Item 5 - Other Events and Regulation FD Disclosure" the press release announcing the Company had entered into definitive agreements with certain institutional and other accredited investors with respect to the sale of 1.5 million shares of its stock in a private placement.

             3- On September 22, 2003, Synovis filed a Form 8-K reporting in accordance with "Item 5 - Other Events and Regulation FD Disclosure" the Form of Securities Purchase Agreement dated September 17, 2003 and the press release announcing the completion of the sale of 1.5 million shares of its stock in a private placement.

             4- On October 17, 2003, Synovis furnished a Form 8-K reporting in accordance with "Item 9 - Regulation FD Disclosure" the October 16, 2003 press release announcing its earnings guidance for fiscal 2004 and the October 17, 2003 press release clarifying market confusion related to the earnings guidance for fiscal 2004.

(c)      Exhibits:

         The response to this portion of Item 15 is included as a separate section of this Report on Form 10-K on pages E-1 to E-3.

(d)      Financial Statement Schedule:

         The response to this portion of Item 15 is included as a separate section of this Report on Form 10-K beginning on page 20.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Synovis Life Technologies, Inc.

We have audited the consolidated balance sheets of Synovis Life Technologies, Inc. and subsidiaries (the "Company") as of October 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2003, and have issued our report thereon dated December 3, 2003; such financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 3, 2003

                                   SCHEDULE II

SYNOVIS LIFE TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

                                                        Balance at         Charged to                             Balance
                                                        beginning           cost and                             at end of
                Description                             of period           expenses           Deductions         period
                -----------                             ---------           --------           ----------         ------
Allowance for doubtful accounts:

Year ended October 31, 2003................             $ 155,000           $ 40,000           $   40,000        $ 155,000

Year ended October 31, 2002................               111,000             78,000               34,000          155,000

Year ended October 31, 2001................               115,000             29,000               33,000          111,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SYNOVIS LIFE TECHNOLOGIES, INC.

                                           By /s/ Karen Gilles Larson
                                           --------------------------
                                               Karen Gilles Larson, President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)

                                           Dated: January 23, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 23, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

     /s/ Karen Gilles Larson
     ------------------------
     Karen Gilles Larson
     President, Chief Executive Officer and Director

     /s/ Connie L. Magnuson
     ----------------------
     Connie L. Magnuson
     Vice President of Finance, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

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

     /s/ Richard W. Perkins
     ----------------------
     Richard W. Perkins, Director

     /s/ Anton R. Potami
     -------------------
     Anton R. Potami, Director

     /s/ William G. Kobi
     -------------------
     William G. Kobi, Director

     /s/ Edward E. Strickland
     ------------------------
     Edward E. Strickland, Director

SYNOVIS LIFE TECHNOLOGIES, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2003

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

SYNOVIS LIFE TECHNOLOGIES, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2003

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

10.14 Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated September 19, 2002 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the period ended October 31, 2002 (File No. 0-13907)).

10.15 Amendment to Lease Agreement between Synovis Interventional Solutions, Inc. and Sentry Real Estate, Inc., dated October 15, 2002 (incorporated by reference to Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2003 (File No. 0-13907)).

13.1 Portions of the Company's 2003 Annual Report to Shareholders incorporated herein by reference (filed herewith electronically).

14.1 Code of Ethics for Chief Executive Officer and Senior Financial Officers (filed herewith electronically).

21.1 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the period ended October 31, 2002 (file No. 0-13907)).

23.1     Consent of Deloitte and Touche LLP (filed herewith electronically).

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

SYNOVIS LIFE TECHNOLOGIES, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2003

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).