Form 10-Q
period 2004-01-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2004-03-12
CIK 780127

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For quarterly period ended January 31, 2004
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         Commission File Number 0-13907

                                   ----------

                         SYNOVIS LIFE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                        State of Incorporation: Minnesota
                 I.R.S. Employer Identification No.: 41-1526554

              Principal Executive Offices: 2575 University Ave. W.
                            St. Paul, Minnesota 55114
                        Telephone Number: (651) 603-3700

                                   ----------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                      ---  ---

On March 5, 2004, there were 11,498,318 shares of the registrant's common stock, par value $.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME  (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                   Three Months Ended
                                                      January 31,
                                                    2004        2003
                                                  --------     --------

Net revenue                                       $ 11,519     $ 12,469
Cost of revenue                                      5,901        7,027
                                                  --------     --------
Gross margin                                         5,618        5,442

Operating expenses:
Selling, general and administrative                  4,157        3,371
Research and development                               894          861
                                                  --------     --------

Operating income                                       567        1,210

Other income, net                                       67            1
                                                  --------     --------

Income before provision for income taxes               634        1,211

Provision for income taxes                             215          418
                                                  --------     --------

Net income                                        $    419     $    793
                                                  ========     ========

Earnings per share:
        Basic                                     $   0.04     $   0.08
                                                  ========     ========
        Diluted                                   $   0.03     $   0.08
                                                  ========     ========

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS  (UNAUDITED)
AS OF JANUARY 31, 2004 AND OCTOBER 31, 2003
--------------------------------------------------------------------------------
(in thousands, except share and per share data)

                                                                          January 31,   October 31,
                                                                             2004          2003
                                                                          -----------   -----------

ASSETS
Current assets:
Cash and cash equivalents                                                  $  42,645     $  44,102
Accounts receivable, net                                                       6,010         6,541
Inventories                                                                   11,991        10,849
Deferred income taxes                                                            738           738
Other                                                                          1,126         1,153
                                                                           ---------     ---------
    Total current assets                                                      62,510        63,383

Property, plant and equipment, net                                            11,231        10,559
Goodwill                                                                       4,860         4,843
Other intangible assets, net                                                   2,018         2,049
Other assets                                                                      11            11
                                                                           ---------     ---------
    Total assets                                                           $  80,630     $  80,845
                                                                           =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                           $   1,956     $   2,051
Accrued expenses                                                               2,834         3,852
Current maturities of long-term obligations                                      206           281
                                                                           ---------     ---------
    Total current liabilities                                                  4,996         6,184

Deferred income taxes                                                            554           554
Long-term obligations                                                             29            45
                                                                           ---------     ---------
    Total liabilities                                                          5,579         6,783
                                                                           ---------     ---------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at January 31, 2004 and
    October 31, 2003                                                              --            --
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 11,487,482 at January 31, 2004 and
    11,435,638 at October 31, 2003                                               115           114
Additional paid-in capital                                                    70,525        69,956
Retained earnings                                                              4,411         3,992
                                                                           ---------     ---------
    Total shareholders' equity                                                75,051        74,062
                                                                           ---------     ---------
    Total liabilities and shareholders' equity                             $  80,630     $  80,845
                                                                           =========     =========

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
--------------------------------------------------------------------------------
(in thousands)

                                                                   Three Months Ended
                                                                       January 31,
                                                                   2004            2003
                                                                ----------      ----------

NET CASH FROM OPERATING ACTIVITIES:
Net income                                                      $      419      $      793

Adjustments to reconcile net income to net cash
   used in operating activities:
Depreciation of property, plant and equipment                          502             435
Amortization of intangible assets                                       74              71
Tax benefit from exercise of stock options                             283              --
Other                                                                   --              20

Changes in operating assets and liabilities:
Accounts receivable                                                    531          (1,456)
Inventories                                                         (1,142)           (613)
Other current assets                                                    27            (126)
Accounts payable                                                       (95)           (524)
Accrued expenses                                                    (1,018)           (299)
                                                                ----------      ----------

Net cash used in operating activities                                 (419)         (1,699)
                                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposition of property, plant and equipment                            43              --
Purchase of property, plant and equipment                           (1,217)           (708)
Investments in patents and trademarks                                  (43)            (30)
Other                                                                  (17)             (8)
                                                                ----------      ----------

Net cash used in investing activities                               (1,234)           (746)
                                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans                 287             266
Repayment of capital lease obligations                                 (66)            (66)
Repayments of other long-term obligations                              (25)            (33)
                                                                ----------      ----------

Net cash provided by financing activities                              196             167
                                                                ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (1,457)         (2,278)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    44,102           7,866
                                                                ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   42,645      $    5,588
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

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements of Synovis Life Technologies, Inc. (Synovis or the Company) have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Form 10-K for the year ended October 31, 2003.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three months ended January 31, 2004 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2004.

(2) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                               January 31,       October 31,
                                  2004              2003
                              -------------     -------------
Inventories:
Raw materials ...........     $  2,396,000     $  2,596,000
Work in process .........        4,067,000        3,365,000
Finished goods ..........        5,528,000        4,888,000
                              ------------     ------------
                              $ 11,991,000     $ 10,849,000
                              ============     ============

(3) GOODWILL AND OTHER INTANGIBLE ASSETS:


The following table summarizes the Company's amortized intangible assets:

                                              As of January 31,                 As of October 31,
                                                    2004                              2003
                                       ------------------------------    ------------------------------
                                       Gross Carrying     Accumulated    Gross Carrying    Accumulated
                                           Amount        Amortization        Amount        Amortization
                                       --------------    ------------    --------------    ------------

Amortized intangible assets:
     Patents and trademarks             $  1,111,000     $    400,000     $  1,068,000     $    381,000
     Developed technology                  1,102,000          287,000        1,102,000          259,000
     Noncompete agreements                 1,050,000          558,000        1,050,000          531,000
                                        ------------     ------------     ------------     ------------
         Total                          $  3,263,000     $  1,245,000     $  3,220,000     $  1,171,000
                                        ============     ============     ============     ============

Amortization expense was $74,000 for the three months ended January 31, 2004 and $71,000 for the three months ended January 31, 2003. The estimated amortization expense for each of the next five years is approximately $296,000 per year, based on the Company's present intangible assets.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


The following is a summary of goodwill by business segment:

                                 Interventional business        Surgical business                Total
                                 -----------------------        -----------------              -----------
Goodwill as of:
     January 31, 2004                  $  4,093,000                  $ 767,000                 $ 4,860,000
     October 31, 2003                  $  4,093,000                  $ 750,000                 $ 4,843,000

No impairment losses were incurred during the three months ended January 31, 2004.

(4) STOCK BASED COMPENSATION

The following table demonstrates the effect on net income and earnings per share, net of taxes, as if the fair value based method of accounting had been applied to all outstanding and unvested stock compensation awards in each period:

                                                             Three Months ended
                                                                January 31,
                                                           2004              2003
                                                       -------------     -------------

Net income
As reported                                            $     419,000     $     793,000

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                          130,000           104,000
                                                       -------------     -------------

Pro forma                                                    289,000           689,000
Basic income per share
     As reported                                                0.04              0.08
     Pro forma                                                  0.03              0.07
Diluted income per share
     As reported                                                0.03              0.08
     Pro forma                                                  0.02              0.07


                                                 As of January 31,
                                             2004                2003
                                        ---------------     ---------------
Options outstanding ...............             982,611           1,217,286
Range of exercise prices ..........      $2.00 - $25.07      $2.00 - $12.21
Range of expiration dates .........         2004 - 2011         2003 - 2010
Non-vested stock awards ...........                  --               2,233

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------

(5) EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                                                     Three Months Ended
                                                                                         January 31,
                                                                                    2004             2003
                                                                                ------------     ------------
Denominator for basic earnings per share -
weighted-average common shares ............................................       11,459,261        9,606,600

Effect of dilutive securities:
Shares associated with deferred
compensation ..............................................................               --            2,233

Shares associated with option plans .......................................          602,963          438,090
                                                                                ------------     ------------
Potential dilutive common shares ..........................................          602,963          440,323
                                                                                ------------     ------------

Denominator for diluted earnings per share -
weighted-average common shares and dilutive
potential common shares ...................................................       12,062,224       10,046,923
                                                                                ============     ============

Options excluded from EPS calculation
because exercise prices are greater than
the average market price of the Company's
common stock ..............................................................           30,906           81,296
                                                                                ============     ============

(6) SEGMENT INFORMATION:

The following table presents certain financial information by business segment for the three months ended January 31, 2004 and 2003:

                                               Three Months Ended
                                                   January 31,
                                             2004                2003
                                        --------------      --------------

Net revenue:
     Surgical business                  $    6,686,000      $    6,070,000
     Interventional business                 4,833,000           6,399,000
                                        --------------      --------------
         Total                          $   11,519,000      $   12,469,000
                                        ==============      ==============

Operating income:
     Surgical business                  $    1,102,000      $    1,111,000
     Interventional business                  (535,000)             99,000
                                        --------------      --------------
          Total                         $      567,000      $    1,210,000
                                        ==============      ==============

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------

(7) SHAREHOLDERS' EQUITY:

During the three months ended January 31, 2004, stock options for the purchase of 50,654 shares of the Company's common stock were exercised at prices between $3.85 and $12.20 per share. During the three months ended January 31, 2003, stock options for the purchase of 64,896 shares of the Company's common stock were exercised at prices between $3.25 and $5.96 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Forward-Looking Statements:

The disclosures in this Form 10-Q may include "forward-looking statements" made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission, such as the year-end Annual Report on Form 10-K for the year ended October 31, 2003.

OVERVIEW

Synovis Life Technologies, Inc. is a diversified medical device company engaged in developing, manufacturing and marketing products for the surgical and interventional treatment of disease. Our business is conducted in two reportable segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each.

Our surgical business develops, manufactures and markets implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, leading to better patient outcomes and/or lower costs.

Our interventional business manufactures components and devices used primarily in cardiac rhythm management, neurostimulation, and interventional vascular procedures, including micro-wire components such as fixation helices, conducting coils, stylets, guidewires, injection molded and machined components.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2004 WITH
THE THREE MONTHS ENDED JANUARY 31, 2003

The following table summarizes our condensed consolidated operating results for the first quarter of fiscal 2004 and fiscal 2003:

                                                      For the quarter ended
                                                           January 31,
Summary of Operating Results (in thousands)          2004              2003
                                                  ------------     ------------
Net revenue                                       $     11,519     $     12,469
Cost of revenue                                          5,901            7,027
                                                  ------------     ------------
Gross margin                                             5,618            5,442

Selling, general and administrative                      4,157            3,371
Research and development                                   894              861
                                                  ------------     ------------
Operating expenses                                       5,051            4,232
                                                  ------------     ------------
Operating income                                  $        567     $      1,210
                                                  ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

                                                               For the quarter ended
                                                                     January 31,
Summary of Operating Results (as a % of revenue)               2004            2003
                                                            ----------      ----------
Net revenue                                                      100.0%          100.0%
Cost of revenue                                                   51.2            56.4
                                                            ----------      ----------
Gross margin                                                      48.8            43.6

Selling, general and administrative                               36.1            27.0
Research and development                                           7.8             6.9
                                                            ----------      ----------
Operating expenses                                                43.9            33.9
                                                            ----------      ----------
Operating income                                                   4.9%            9.7%
                                                            ==========      ==========

Net revenue decreased 8% to $11,519,000 in the first quarter of fiscal 2004 compared with $12,469,000 in the first quarter of fiscal 2003. Our consolidated operating income decreased 53% to $567,000 in the first quarter of fiscal 2004 from $1,210,000 in the prior year quarter. Consolidated net income decreased 47% in the current quarter to $419,000, or three cents per diluted share, from $793,000, or eight cents per diluted share, in the same quarter of fiscal 2003.

The following table summarizes our condensed consolidated operating results by business segment for the first quarter of fiscal 2004 and fiscal 2003:

                                                                              For the quarter ended
                                                                                   January 31,
                  Business Segment Information (in thousands)                 2004             2003
                                                                           ----------       ----------
                           Net revenue
                                Surgical business                          $    6,686       $    6,070
                                Interventional business                         4,833            6,399
                                                                           ----------       ----------
                                Total                                      $   11,519       $   12,469

                           Gross margin
                                Surgical business                          $    4,345       $    3,951
                                Interventional business                         1,273            1,491
                                                                           ----------       ----------
                                Total                                      $    5,618       $    5,442

                           Gross margin percentage
                                Surgical business                                  65%              65%
                                Interventional business                            26%              23%
                                Total                                              49%              44%

                           Operating income (loss)
                                Surgical business                          $    1,102       $    1,111
                                Interventional business                          (535)              99
                                                                           ----------       ----------
                                Total                                      $      567       $    1,210


Our surgical business generated record net revenue of $6,686,000 in the first quarter of fiscal 2004, a 10% increase from $6,070,000 in the year-ago quarter. The increase in surgical business revenue was primarily due to increased volumes of product sold. Worldwide net revenue from the sales of Peri-Strips(R) increased 14% over the first quarter of fiscal 2004, contributing net revenue of $3,095,000 in the first quarter of 2004, compared to $2,714,000 in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

first quarter of 2003. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, notably gastric bypass surgery. Gastric bypass is a surgical treatment for morbid obesity, which is considered epidemic in the United States. This product's growth potential comes from its value in reducing the risk of costly and/or life-threatening complications from gastric bypass surgery, the growing number of gastric bypass procedures, and the percentage of these procedures being performed laparoscopically (a minimally invasive technique that generally requires more staple line buttressing). According to independent projections, the number of bariatric procedures (including gastric bypass procedures) is expected to reach between 110,000 and 150,000 in 2004. The growth rate in Peri-Strips revenue in the first quarter of fiscal 2004 is lower than in previous quarters due to the expected entry of competition in the gastric bypass market, which surfaced visibly in January. Going forward, we expect Peri-Strips revenue to continue to grow in this market, as a result of both the overall growth in gastric bypass procedures and our belief that Peri-Strips demonstrates superior buttressing characteristics compared to the current competitive product in burst strength, leak pressure, tensile strength and durability. Our expectation depends upon, among other things, the accuracy of the number of procedures projected, our ability to meet competition and continuing health care coverage of gastric bypass.

The market for Peri-Strips in lung volume reduction surgery ("LVRS") is expected to create additional demand for Peri-Strips, and we have accordingly forecast modest revenue related to LVRS in fiscal 2004. In January 2004, the Centers for Medicare and Medicaid Services ("CMS") announced that coverage of the procedure has been reinstated. We expect increased revenue from Peri-Strips resulting from the CMS decision to develop gradually, depending upon several factors, including the rate of physician referral, surgeons' experience with the procedure and the development of hospital programs related to LVRS.

In January 2004, we filed a 510(k) application with the Food and Drug Administration ("FDA") for Peri-Strips' use as a buttress to reinforce the staple lines during cardiac surgery, including the surgical removal of the left atrial appendage ("LAA"), a procedure believed to prevent strokes. Removal of the LAA can be performed as an adjunct procedure during cardiac bypass surgery, mitral valve repair, atrial fibrillation or other heart procedures, or as a treatment by itself. An estimated 600,000 to one million applicable LAA procedures could be performed annually, with approximately half of those performed in the United States. It is uncertain when we would begin to generate revenue from the application. The timing and volume of revenue is dependent upon many factors, including approval and timing of such approval of the 510(k) application by the FDA, surgeons' acceptance of the product in LAA procedures and the number of Peri-Strips used with each procedure.

Revenue from our other surgical business product lines, which include Veritas(R), Tissue-Guard, Surgical Tools and Microsurgery, was $3,591,000 in the first quarter of fiscal 2004 compared with $3,356,000 in the prior-year quarter. Our microsurgery product line contributed net revenue of $372,000 in the first quarter of 2003, a 19% increase over net revenue of $313,000 in the prior year quarter. The primary product sold to the microsurgeon is the Microvascular Anastomotic Coupler System ("Coupler"), a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results. We believe that the Coupler is a platform technology, and have filed a patent application and a 510(k) for a Flow Coupler, a device incorporating the technology to detect blood flow and other critical parameters in an anastomotic device.

Our interventional business customers predominantly operate in the cardiac rhythm management ("CRM") market and we address three segments of this market: pacing, implantable cardioverter defibrillation ("ICD") and congestive heart failure ("CHF"). Within the CRM market, we produce conductor and shocking coils for pacing and defibrillator leads, helices for active fixation leads, and stylets used to implant all types of leads.

We also serve customers in the neurostimulation market, where we supply conductor coils for stimulation leads as well as stylets to deliver the leads and customers in the interventional vascular market, where we produce core wires, coils and guidewire assembly components. Other customers of our interventional business operate in numerous markets and our services to these customers include polymer injection molding, computer numeric control

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


("CNC") machining capabilities, swiss-screw machining capabilities, product development services and interventional devices.

The following table summarizes our interventional business net revenue by market for the first quarter of fiscal 2004 and fiscal 2003:

                                                        For the quarter ended
                                                              January 31,
Interventional Business Net Revenue (in thousands)        2004         2003
                                                        --------     --------
    Cardiac rhythm management                           $  3,595     $  4,743
    Other                                                  1,238        1,656
                                                        --------     --------
         Total                                          $  4,833     $  6,399

The following table summarizes our interventional business net revenue by product for the first quarter of fiscal 2004 and fiscal 2003:

                                                         For the quarter ended
                                                              January 31,
Interventional Business Net Revenue (in thousands)        2004           2003
                                                        ---------     ---------
    Coils and helices                                   $   2,205     $   3,408
    Stylets and other wireforms                             1,628         2,181
    Machining, molding and tool making                        633           480
    Other                                                     367           330
                                                        ---------     ---------
         Total                                          $   4,833     $   6,399

Interventional business net revenue decreased 24% to $4,833,000 in the first quarter of fiscal 2004 from $6,399,000 in the first quarter of fiscal 2003. The revenue decrease is primarily due to lower sales to our CRM customers, which we believe is due to lower than expected demand for our customers' end devices in the latter part of calendar 2003. We believe that the lower than expected demand for our customer's end devices caused certain key customers to have higher than expected inventories of our product and that these inventories were being reduced during the first quarter of fiscal 2004. We expect our near-term demand in this business segment will also be affected by our customers' efforts to move to just-in-time inventory management, after which we expect revenues to regain momentum. Our expectations, of course, depend upon a number of factors, including demand for our customers' end devices and our understanding of our customers' inventory.

Machining, molding and tool making revenue increased 32% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. This increase is due to the addition of new customers as well as added capabilities, such as swiss-screw machining, which have expanded the scope of services we provide.

In March 2003, operations commenced at Synovis Caribe, Inc., a leased 22,700 square foot manufacturing facility in Dorado, Puerto Rico. The new facility is designed to increase the manufacturing capacity of our interventional business and strategically position us to capture new business. All operating expenses related to Synovis Caribe, Inc. during the first quarter of fiscal 2004 are incremental compared with the prior year, as the facility was not operational at that time.

Our interventional business has customarily experienced variations in revenue from period to period primarily due to variability in the timing of customer draws against annual purchase orders. Such variations are expected to continue in the future.

The consolidated gross margin percentage increased five percentage points, from 44% to 49% during the first quarter of fiscal 2004 from the same quarter of fiscal 2003. Four of the five percentage point increase in the first

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

fiscal quarter of 2004 is attributable to the impact of business unit mix being weighted more heavily to our surgical business, which operates at a higher gross margin percentage than our interventional business. Gross margin for our surgical business remained consistent at 65% in the first quarter of 2004 and 2003. The remaining percentage point increase is due to the increased margin in our interventional business, which increased three percentage points, from 23% in the first quarter of 2003 to 26% in the first quarter of 2004. This increase is attributable to several factors. One percentage point of the higher interventional gross margin relates to a milestone payment of $75,000 recognized and included in net revenues during the first quarter for work we did pursuant to a technology engineering and development agreement, with no associated period cost. The remaining interventional margin increase was due to product mix within the segment and other variables. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities.

Selling, general and administrative ("SG&A") expense during the first quarter of fiscal 2004 increased $786,000, or 23%, to $4,157,000 from $3,371,000 in the comparable fiscal 2003 quarter. As a percentage of net revenue, SG&A expense was 36% in the first quarter of fiscal 2004 as compared to 27% in the prior year quarter. Planned increases in regulatory and clinical expenses, facility expansion costs, and marketing efforts to advance growth opportunities, combined with lower than expected revenue levels are the primary reasons for this percentage increase.

Research and development ("R&D") expense increased 4% during the first quarter of fiscal 2004 to $894,000 from $861,000 during the prior-year quarter. This planned increase is partially due to the timing and nature of various surgical device projects, along with the development of various proprietary devices for sale to interventional customers. In both business units, R&D expense fluctuates from quarter to quarter based on the timing and progress through external parties of the projects, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

Operating income decreased 53% in the first quarter of fiscal 2004, to $567,000 from $1,210,000 in the first quarter of fiscal 2003. First quarter operating income for our surgical business was essentially flat - $1,102,000 in fiscal 2004 compared with $1,111,000 in fiscal 2003. Operating income for our interventional business decreased from operating income of $99,000 in the first quarter of 2003 to an operating loss of $535,000 in the first quarter of 2004.

We recorded a provision for income taxes of $215,000 in the first quarter of fiscal 2004, at an effective tax rate of 34%, as compared to $418,000 at an effective tax rate of 35% in the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $42,645,000 at January 31, 2004 as compared to $44,102,000 at October 31, 2003, a decrease of $1,457,000. The decrease in cash is primarily related to working capital requirements and investments in capital equipment necessary to support our expected future growth. As of January 31, 2004, the Company had long-term obligations (including current portions) of $235,000, requiring payments through 2005.

Operating activities used cash of $419,000 in the first three months of fiscal 2004, as compared to using cash of $1,699,000 during the first three months of fiscal 2003. Cash was used by operations for working capital necessary to support expected growth in both business units, primarily for inventories (net increase of $1,142,000). The increase in inventories is primarily due to the mechanics of applying annual standard rates to units produced. Unit inventory levels are fairly consistent with October 31, 2003. This was partially offset by net income and a decrease in accounts receivable.

Investing activities used $1,234,000 of cash during the first three months of fiscal 2004, primarily due to $1,217,000 in purchases of equipment and leasehold improvements. During fiscal 2004, we may spend up to $8,000,000 for investments in capital assets for various manufacturing, research and development, information technology and facility projects necessary to support our expected future growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Financing activities provided $196,000 of cash during the first three months of fiscal 2004, which consisted of proceeds of $287,000 received upon the exercise of stock options under our stock option plan, offset by $91,000 in cash repayments of capital equipment lease and other long-term obligations.

We primarily utilize internally generated cash flow and existing cash balances to fund the operations of our businesses. We believe existing cash and investments, coupled with anticipated cash flows from operations will be sufficient to satisfy our operating cash requirements for the next twelve months. This forward-looking statement regarding sufficiency of cash and cash flows, as well as our long-term cash requirements, will be a function of a number of variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.

CRITICAL ACCOUNTING POLICIES

Goodwill: In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill is no longer amortized, but is reviewed annually for impairment as of the end of each fiscal year. Please see Note 3 to the unaudited consolidated condensed financial statements for additional goodwill information.

Other Intangible Assets: Our other intangible assets, primarily developed technology, patents, trademarks, and non-compete agreements pertaining to previous business acquisitions, are recorded at cost and are amortized using the straight-line method over their estimated useful lives, generally seven to 17 years. These assets are reviewed annually for impairment as of the end of each fiscal year. Please see Note 3 to the unaudited consolidated condensed financial statements for additional intangible asset information.

Revenue Recognition: Our policy is to ship products to customers on FOB shipping point terms. We recognize revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance have occurred, the price and terms of sale are fixed and collection of the receivable is reasonably assured. Our sales policy does not allow sales returns.

Inventories: Inventories, which are comprised of component parts, sub-assemblies and finished goods, are valued at the lower of first-in, first-out ("FIFO") cost or market. Overhead costs are applied to sub-assemblies and finished goods based on annual estimates of production volume and such costs. These estimates are reviewed and assessed by us on a quarterly basis.

Derivative Instruments and Hedging Activities: We do not enter into any derivative instruments or hedging activities. Our policy is to only enter into contracts that can be designated as normal purchases or sales. In addition, substantially all of our contracts are negotiated, invoiced and paid in U.S. dollars.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal financial instruments we maintain are in accounts receivable and long-term obligations. We believe that the interest rate, credit and market risk related to these accounts is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility of assets and establishment of appropriate allowances in connection with our internal controls and policies. We do not utilize any derivative financial instruments, derivative commodity instruments, other financial instruments or engage in any other hedging activities.

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         31.1     Certification of Chief Executive Officer pursuant to Rule 13a
                  - 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

         31.2     Certification of Chief Financial Officer pursuant to Rule 13a
                  - 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith electronically).

         b.       Reports on Form 8-K

                           On November 6, 2003, Synovis Life Technologies, Inc. ("Synovis") filed a report on Form 8-K under Item 5 containing a press release announcing the promotion of Fariborz Boor Boor to executive vice president.

                           On December 3, 2003, Synovis filed a report on Form 8-K filing certain financial information under Item 5 and furnishing a press release under Item 12, all relating to its earnings for the fourth quarter ended October 31, 2003 and the year ended October 31, 2003.

                           On January 13, 2004, Synovis filed a report on Form 8-K furnishing under Item 9 a press release reaffirming its fiscal 2004 guidance, despite the slow start in the Interventional Business and its effect on first quarter results.

--------------------------------------------------------------------------------

                           On January 14, 2004, Synovis (the "Company") filed a report on Form 8-K furnishing under Item 11 a notice to its directors and executive officers concerning the Company's upcoming stock trading blackout in connection with a change in brokers for the Company's Employee Stock Purchase Plan.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              SYNOVIS LIFE TECHNOLOGIES, INC.


Dated: March 12, 2004         /s/ Connie L. Magnuson
                              --------------------------------------------------
                              Connie L. Magnuson
                              Vice President of Finance, Chief Financial Officer
                              and Corporate Secretary
                              (Principal Financial Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

         31.1     Certification of Chief Executive Officer pursuant to Rule 13a
                  - 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

         31.2     Certification of Chief Financial Officer pursuant to Rule 13a
                  - 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith electronically).