Form 10-Q
period 2004-04-30
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2004-06-14
CIK 780127

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For quarterly period ended April 30, 2004
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ___ to ____

                         Commission File Number 0-13907

               ---------------------------------------------------

                         SYNOVIS LIFE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                        State of Incorporation: Minnesota
                 I.R.S. Employer Identification No.: 41-1526554

              Principal Executive Offices: 2575 University Ave. W.
                            St. Paul, Minnesota 55114
                        Telephone Number: (651) 796-7300

               ---------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

On June 5, 2004, there were 11,534,896 shares of the registrant's common stock, par value $.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME  (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND 2003
(in thousands, except per share data)

                                                                  Three Months Ended               Six Months Ended
                                                                       April 30,                        April 30,
                                                                2004             2003            2004             2003
                                                             ---------        ---------       ---------        --------
Net revenue                                                  $  13,743        $  15,298       $  25,262        $ 27,767
Cost of revenue                                                  8,098            8,731          13,999          15,758
                                                             ---------        ---------       ---------        --------
Gross margin                                                     5,645            6,567          11,263          12,009

Operating expenses:
Selling, general and administrative                              4,091            3,610           8,248           6,981
Research and development                                           910            1,053           1,804           1,914
                                                             ---------        ---------       ---------        --------

Operating income                                                   644            1,904           1,211           3,114

Other income, net                                                   58               (2)            125              (1)
                                                             ---------        ---------       ---------        --------

Income before provision for income taxes                           702            1,902           1,336           3,113

Provision for income taxes                                         219              655             434           1,073
                                                             ---------        ---------       ---------        --------

Net income                                                   $     483        $   1,247       $     902        $  2,040
                                                             =========        =========       =========        ========
Earnings per share:
        Basic                                                $    0.04        $    0.13       $    0.08        $   0.21
                                                             =========        =========       =========        ========
        Diluted                                              $    0.04        $    0.12       $    0.08        $   0.20
                                                             =========        =========       =========        ========

      The accompanying notes are an integral part of the interim unaudited consolidated condensed statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
AS OF APRIL 30, 2004 AND OCTOBER 31, 2003
(in thousands, except share and per share data)

                                                                                 April 30,        October 31,
                                                                                   2004              2003
                                                                                ----------        ----------
ASSETS
Current assets:
Cash and cash equivalents                                                       $   20,070        $   44,102
Short-term investments                                                              20,958                 -
Accounts receivable, net                                                             6,765             6,541
Inventories                                                                         11,710            10,849
Deferred income taxes                                                                  738               738
Other                                                                                1,258             1,153
                                                                                ----------        ----------
    Total current assets                                                            61,499            63,383

Property, plant and equipment, net                                                  12,643            10,559
Goodwill                                                                             4,878             4,843
Other intangible assets, net                                                         1,990             2,049
Other assets                                                                            11                11
                                                                                ----------        ----------
    Total assets                                                                $   81,021        $   80,845
                                                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                $    1,885        $    2,051
Accrued expenses                                                                     2,604             3,852
Current maturities of long-term obligations                                            128               281
                                                                                ----------        ----------
    Total current liabilities                                                        4,617             6,184

Deferred income taxes                                                                  554               554
Long-term obligations                                                                   14                45
                                                                                ----------        ----------
    Total liabilities                                                                5,185             6,783
                                                                                ----------        ----------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at April 30, 2004 and
    October 31, 2003                                                                     -                 -
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 11,518,861 at April 30, 2004 and
    11,435,638 at October 31, 2003                                                     115               114
Additional paid-in capital                                                          70,827            69,956
Retained earnings                                                                    4,894             3,992
                                                                                ----------        ----------
    Total shareholders' equity                                                      75,836            74,062
                                                                                ----------        ----------
    Total liabilities and shareholders' equity                                  $   81,021        $   80,845
                                                                                ==========        ==========

      The accompanying notes are an integral part of the interim unaudited consolidated condensed statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)
FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003
(in thousands)

                                                                             Six Months Ended
                                                                                 April 30,
                                                                       2004                  2003
                                                                     --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $    902              $  2,040

Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
Depreciation of property, plant and equipment                           1,035                   911
Amortization of intangible assets                                         148                   142
Tax benefit from exercise of stock options                                283                     -
Other                                                                       -                    25

Changes in operating assets and liabilities:
Accounts receivable                                                      (224)               (1,891)
Inventories                                                              (861)               (2,749)
Other current assets                                                     (105)                  (18)
Accounts payable                                                         (166)                1,796
Accrued expenses                                                       (1,248)                  293
                                                                     --------              --------

Net cash (used in) provided by operating activities                      (236)                  549
                                                                     --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property, plant and equipment                                      43                     -
Purchase of property, plant and equipment                              (3,162)               (2,359)
Investments in patents and trademarks                                     (89)                  (82)
Purchases of short-term investments                                   (20,958)                    -
Other                                                                     (35)                  (17)
                                                                     --------              --------

Net cash used in investing activities                                 (24,201)               (2,458)
                                                                     --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans                    589                   683
Repayment of capital lease obligations                                   (133)                  (79)
Repayments of other long-term obligations                                 (51)                 (103)
                                                                     --------              --------

Net cash provided by financing activities                                 405                   501
                                                                     --------              --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (24,032)               (1,408)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       44,102                 7,866
                                                                     --------              --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 20,070              $  6,458
                                                                     ========              ========

      The accompanying notes are an integral part of the interim unaudited consolidated condensed statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and six months ended April 30, 2004 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2004.

(2) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                          April 30,       October 31,
                                                            2004             2003
                                                        ------------     ------------
Inventories:

Raw materials.......................................    $  2,308,000     $  2,596,000
Work in process.....................................       3,871,000        3,365,000
Finished goods......................................       5,531,000        4,888,000
                                                        ------------     ------------
                                                        $ 11,710,000     $ 10,849,000
                                                        ============     ============

(3) GOODWILL AND OTHER INTANGIBLE ASSETS:

The following table summarizes the Company's amortized intangible assets:

                                       As of April 30,               As of October 31,
                                            2004                          2003
                                -----------------------------   -----------------------------
                                Gross Carrying    Accumulated   Gross Carrying    Accumulated
                                   Amount        Amortization       Amount       Amortization
                                --------------   ------------   --------------   ------------
Amortized intangible assets:
  Patents and trademarks          $1,157,000      $  419,000      $1,068,000      $  381,000
  Developed technology             1,102,000         314,000       1,102,000         259,000
  Noncompete agreements            1,050,000         586,000       1,050,000         531,000
                                  ----------      ----------      ----------      ----------
      Total                       $3,309,000      $1,319,000      $3,220,000      $1,171,000
                                  ==========      ==========      ==========      ==========

Amortization expense was $148,000 for the six months ended April 30, 2004 and $142,000 for the six months ended April 30, 2003. The estimated amortization expense for each of the next five years is approximately $296,000 per year, based on the Company's present intangible assets.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(UNAUDITED)-(CONTINUED)

The following is a summary of goodwill by business segment:

                      Interventional business    Surgical business       Total
                      -----------------------    -----------------     ------------
Goodwill as of:
  April 30, 2004            $  4,093,000             $  785,000        $  4,878,000
  October 31, 2003          $  4,093,000             $  750,000        $  4,843,000

No impairment losses were incurred during the six months ended April 30, 2004.

(4) STOCK BASED COMPENSATION:

The following table demonstrates the effect on net income and earnings per share, net of taxes, as if the fair value based method of accounting had been applied to all outstanding and unvested stock compensation awards in each period:

                                                      Three Months Ended                  Six Months Ended
                                                           April 30,                          April 30,
                                                   2004              2003               2004             2003
                                                -----------      -------------      -----------      -------------
Net income

As reported                                     $   483,000      $   1,247,000      $   902,000      $   2,040,000
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                 186,000            111,000          315,000            215,000
                                                -----------      -------------      -----------      -------------

Pro forma                                       $   297,000      $   1,136,000      $   587,000      $   1,825,000
                                                ===========      =============      ===========      =============

Basic earnings per share:

   As reported                                         0.04               0.13             0.08               0.21

   Pro forma                                           0.03               0.12             0.05               0.19

Diluted earnings per share:

   As reported                                         0.04               0.12             0.08               0.20

   Pro forma                                           0.02               0.11             0.05               0.18

                                                                As of April 30,
                                                        2004                       2003
                                                   --------------            --------------
Options outstanding.............................          982,376                 1,217,286
Range of exercise prices........................   $2.00 - $25.07            $2.00 - $12.21
Range of expiration dates.......................      2004 - 2014               2003 - 2010
Non-vested stock awards.........................                -                     2,233

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)

(5)   EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                      Three Months Ended           Six Months Ended
                                                           April 30,                    April 30,
                                                     2004           2003           2004           2003
                                                  ----------     ----------     ----------     ----------
Denominator for basic earnings per share  -
weighted-average common shares                    11,496,762      9,688,964     11,459,261      9,647,100

Effect of dilutive securities:
Shares associated with deferred compensation               -          2,233              -          2,233

Shares associated with option plans                  495,566        519,672        558,129        485,459
                                                  ----------     ----------     ----------     ----------
Potential dilutive common shares                     495,566        521,905        558,129        487,692
                                                  ----------     ----------     ----------     ----------

Denominator for diluted earnings per share-
weighted-average common shares and dilutive
potential common shares                           11,992,328     10,210,869     12,017,390     10,134,792
                                                  ==========     ==========     ==========     ==========

Options excluded from EPS calculation because
exercise prices are greater than the average
market price of the Company's common stock            32,214              -         31,964              -
                                                  ==========     ==========     ==========     ==========

(6)   SEGMENT INFORMATION:

The following table presents certain financial information by business segment for the three and six months ended April 30, 2004 and 2003:

                                        Three Months Ended                Six Months Ended
                                             April 30,                        April 30,
                                     2004              2003             2004              2003
                                 ------------      ------------     ------------      ------------
Net revenue:
     Surgical business           $  6,614,000      $  6,326,000     $ 13,300,000      $ 12,396,000
     Interventional business        7,129,000         8,972,000       11,962,000        15,371,000
                                 ------------      ------------     ------------      ------------
         Total                   $ 13,743,000      $ 15,298,000     $ 25,262,000      $ 27,767,000
                                 ============      ============     ============      ============

Operating income (loss):
     Surgical business           $    967,000      $  1,090,000     $  2,069,000      $  2,202,000
     Interventional business         (323,000)          814,000         (858,000)          912,000
                                 ------------      ------------     ------------      ------------
          Total                  $    644,000      $  1,904,000     $  1,211,000      $  3,114,000
                                 ============      ============     ============      ============

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS( UNAUDITED) - (CONTINUED)

(7) SHAREHOLDERS' EQUITY:

During the six months ended April 30, 2004, stock options for the purchase of 65,021 shares of the Company's common stock were exercised at prices between $3.85 and $12.20 per share. During the six months ended April 30, 2003, stock options for the purchase of 134,000 shares of the Company's common stock were exercised at prices between $2.69 and $5.96 per share.

(8) SHORT-TERM INVESTMENTS:

During the six months ended April 30, 2004, the Company purchased $20,958,000 of highly liquid debt securities with maturities greater than three months. The investments are classified and accounted for as being held-to-maturity, and are carried at amortized cost.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The disclosures in this Form 10-Q may include "forward-looking statements" made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "should", "could", "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, the "important factors" listed from time to time in the Company's filings with the Securities and Exchange Commission, such as the year-end Annual Report on Form 10-K for the year ended October 31, 2003.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2004 WITH
THE THREE MONTHS ENDED APRIL 30, 2003

The following table summarizes our condensed consolidated operating results:

                                                  For the quarter ended      For the quarter ended
                                                     April 30, 2003             April 30, 2004
Summary of Operating Results (in thousands)        $$$           %            $$$           %
                                                 --------      -----        --------      -----
Net revenue                                      $ 13,743      100.0%       $ 15,298      100.0%
Cost of revenue                                     8,098       58.9           8,731       57.1
                                                 --------      -----        --------      -----
Gross margin                                        5,645       41.1           6,567       42.9

Selling, general and administrative                 4,091       29.8           3,610       23.6
Research and development                              910        6.6           1,053        6.9
                                                 --------      -----        --------      -----
Operating expenses                                  5,001       36.4           4,663       30.5
                                                 --------      -----        --------      -----
Operating income                                 $    644        4.7%       $  1,904       12.4%
                                                 ========      =====        ========      =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Net revenue decreased 10% to $13,743,000 in the second quarter of fiscal 2004 compared with $15,298,000 in the second quarter of fiscal 2003. Our consolidated operating income decreased 66% to $644,000 in the second quarter of fiscal 2004 from $1,904,000 in the prior year quarter. Consolidated net income decreased 61% in the current quarter to $483,000, or four cents per diluted share, from $1,247,000, or twelve cents per diluted share, in the same quarter of fiscal 2003.

The following table summarizes our condensed consolidated operating results by business segment:

                                              For the quarter ended
                                                    April 30,
Business Segment Information (in thousands)     2004         2003
                                              --------     --------
Net revenue
     Surgical business                        $  6,614     $  6,326
     Interventional business                     7,129        8,972
                                              --------     --------
     Total                                    $ 13,743     $ 15,298

Gross margin
     Surgical business                        $  4,358     $  4,007
     Interventional business                     1,287        2,560
                                              --------     --------
     Total                                    $  5,645     $  6,567

  Gross margin percentage
     Surgical business                              66%          63%
     Interventional business                        18%          29%
     Total                                          41%          43%

  Operating income (loss)
     Surgical business                        $    967     $  1,090
     Interventional business                      (323)         814
                                              --------     --------
     Total                                    $    644     $  1,904

Our surgical business generated net revenue of $6,614,000 in the second quarter of fiscal 2004, a 5% increase from $6,326,000 in the year-ago quarter. The increase in surgical business revenue was primarily due to increased volumes of product sold.

Worldwide net revenue from the sales of Peri-Strips(R) was $2,785,000 in the second quarter of fiscal 2004, essentially unchanged compared to the second quarter of fiscal 2003. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, notably gastric bypass surgery. Gastric bypass is a surgical treatment for morbid obesity, which affects an estimated 23 million Americans. Peri-Strips revenue was flat in the second quarter due to several evolving factors within the gastric bypass market: many surgical practices performing gastric bypass surgeries appear to be near full capacity, the development of centers of excellence driven by the American Society of Bariatric Surgeons ("ASBS") and insurance providers encouraging patients towards such centers which specialize in gastric bypass surgery and have an expected lower rate of complications, certain hospitals electing not to support gastric bypass programs and some insurance providers making decisions not to cover the procedure. We believe competition, which entered the market in the first quarter, was not a significant factor in our second quarter Peri-Strips revenue, although we expect competition to appear again. We believe that Peri-Strips can again grow in gastric bypass as the market determines the most effective and efficacious manner to deliver this surgery to patients. Factors influencing this determination include the implementation of the centers of excellence concept, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

number of surgeons performing gastric bypass and their related capacity, and the concerns of some insurers that offer either health care or liability coverage.

In January 2004, the Centers for Medicare and Medicaid Services ("CMS") announced that it has continued its coverage of lung volume reduction surgery ("LVRS"), for which Peri-Strips received market clearance in 1994. This coverage is limited to National Emphysema Treatment Trials ("NETT") centers and lung transplant centers, which presently total approximately 50 centers. We expect increased revenue from Peri-Strips resulting from the CMS decision to develop modestly in the second half of fiscal 2004, depending upon several factors, including the rate of physician referral, surgeons' experience with the procedure and the development of hospital programs related to LVRS.

During the second quarter, we received clearance from the FDA regarding two 510(k)'s for new indications for use for Peri-Strips. In March 2004, we received 510(k) marketing clearance for Peri-Strips' use as a buttress to reinforce the staple line during intestinal, mesentery, colon and colorectal procedures. In April 2004, we received 510(k) marketing clearance for Peri-Strips' use as a buttress to reinforce the staple lines during cardiac surgery, including the surgical removal of the left atrial appendage ("LAA"), a procedure believed to prevent strokes. Removal of the LAA can be performed as an adjunct procedure during cardiac bypass surgery, mitral valve repair, atrial fibrillation or other heart procedures, or as a treatment by itself. An estimated 600,000 to one million applicable LAA procedures could be performed annually, with approximately half of those performed in the United States. It is uncertain when revenue will be generated from these new applications, as timing and volume of revenue is dependent upon many factors, including, surgeons' acceptance of LAA removal during cardiac bypass surgery, surgeons' acceptance of Peri-Strips in such procedures, and the number of Peri-Strips used with each procedure.

Revenue from other surgical business product lines, which include Veritas(R), Tissue-Guard, Surgical Tools and Microsurgery, was $3,829,000 in the second quarter of fiscal 2004, an increase of $287,000 or 8% compared to the second quarter of fiscal 2003. Revenue from our Microsurgery product line increased $170,000 or 50% to $513,000 in the second quarter of fiscal 2004, from $343,000 in the prior year quarter, driven by an increase in sales of the Microvascular Anastomotic Coupler System ("Coupler"). The Coupler is a device used by microsurgeons to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results. We believe that the Coupler is a platform technology, and have filed a patent application for a Flow Coupler, a device incorporating the technology to detect blood flow and other critical parameters to confirm post-operative success of the vessel connection.

Our interventional business customers predominantly operate in the cardiac rhythm management ("CRM") market which includes the following three segments: pacing, implantable cardioverter defibrillation ("ICD") and congestive heart failure ("CHF"). For these three segments in the CRM market, we produce conductor and shocking coils for pacing and defibrillator leads, helices for active fixation leads, and stylets used to implant all types of leads.

We also serve customers in the neurostimulation market, where we supply conductor coils for stimulation leads as well as stylets to deliver the leads, and the interventional vascular market, where we produce core wires, coils and guidewire assembly components. Other customers of our interventional business operate in numerous markets and our services to these customers include polymer injection molding, computer numeric control ("CNC") machining, micro machining and product development services for interventional devices.

The following table summarizes our interventional business net revenue by market:

                                                     For the quarter ended
                                                           April 30,
Interventional Business Net Revenue (in thousands)       2004     2003
                                                        ------   ------
Cardiac rhythm management                               $5,107   $7,210

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Other                                    2,022    1,762
                                        ------   ------
     Total                              $7,129   $8,972

The following table summarizes our interventional business net revenue by product:

                                                      For the quarter ended
                                                            April 30,
Interventional Business Net Revenue (in thousands)        2004     2003
                                                         ------   ------
Coils and helices                                        $3,650   $5,503
Stylets and other wireforms                               2,174    2,705
Machining, molding and tool making                          719      502
 Other                                                      586      262
                                                         ------   ------
     Total                                               $7,129   $8,972

Interventional business net revenue decreased 21% to $7,129,000 in the second quarter of fiscal 2004 from $8,972,000 in the second quarter of fiscal 2003. The revenue decrease is due to a material slowdown in customer orders of our components for their CRM devices, including implantable cardioverter defibrillators. We believe this slowdown in customer orders was due to our customers' accumulation of inventory as a result of lower than expected demand for our customers' end devices. Second quarter interventional business revenue increased 48% over the first quarter of fiscal 2004.

Machining, molding and tool making revenue increased 43% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. This increase is due to the addition of new customers as well as added capabilities, such as swiss-screw machining, which have expanded the scope of services we provide.

In May 2004, our interventional business received clearance from the FDA regarding 510(k) approval for its Navi-Glide Steerable Stylet ("Navi-Glide"), a proprietary single-use device intended to enable the physician to define and vary the curvature of a cardiac lead during implantation of the cardiac lead, thereby avoiding the need to remove and recurve the stylet during introduction of the lead. Our interventional business is moving the Navi-Glide and the technology embodying Navi-Glide towards commercialization, with the timing of related revenue dependant upon customer and market acceptance of the product, the timing to adapt the technology to other products, as well as the timing and volume of related orders.

Our interventional business has customarily experienced variations in revenue from period to period primarily due to variability in the timing of customer draws against annual purchase orders. Such variations are difficult to precisely predict and are expected to continue in the future.

The consolidated gross margin percentage decreased two percentage points, from 43% to 41% during the second quarter of fiscal 2004 from the comparable quarter of fiscal 2003. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities. The decreased gross margin is attributable to a decline in gross margin within the interventional business, which decreased to 18% in the second quarter of fiscal 2004 from 29% in the prior year. The 11 percentage point decrease in interventional gross margins primarily reflect two factors. First, six points of the margin decrease is the result of an adjustment of overhead rates attributable to lower production volumes and reduced labor hours, directly related to lower than planned revenue. Second, manufacturing variances resulted in four points of the margin decrease. Factors which can result in manufacturing variances include: standard costs that are not reflective of current manufacturing costs, labor efficiencies, quality of raw materials and the training costs of new manufacturing staff and processes. We are currently addressing the variance issues within the interventional business. Partially

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

offsetting the interventional business gross margin decrease was gross margin increases within the surgical business, which increased three percentage points in the second quarter of fiscal 2004, from 63% to 66%. Manufacturing efficiencies is the primary driver of the gross margin increase in the surgical business. Another factor which positively affected the consolidated gross margin in the quarter was the relative revenue mix being weighted more towards the surgical business in fiscal 2004 (48%) compared to fiscal 2003 (41%). Going forward, we expect a lower consolidated gross margin than what was recorded in the second quarter, primarily as revenue mix is expected to be weighted more heavily to the interventional business.

Selling, general and administrative ("SG&A") expense during the second quarter of fiscal 2004 increased $481,000, or 13%, to $4,091,000 from $3,610,000 in the comparable fiscal 2003 quarter. As a percentage of net revenue, SG&A expense was 30% in the second quarter of fiscal 2004 as compared to 24% in the prior year quarter. Planned increases in regulatory and clinical expenses, facility expansion costs, and marketing efforts to increase revenue, combined with lower revenue levels are the primary reasons for this percentage increase.

Research and development ("R&D") expense decreased 14% during the second quarter of fiscal 2004 to $910,000 from $1,053,000 during the prior year quarter. As a percentage of revenue, R&D expense was 7% for both the second quarters of fiscal 2004 and fiscal 2003. In both business units, R&D expense fluctuates from quarter to quarter based on the timing and progress through external parties of the projects, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

Operating income decreased 66% in the second quarter of fiscal 2004, to $644,000 from $1,904,000 in the second quarter of fiscal 2003. Second quarter operating income for our surgical business decreased to $967,000 in fiscal 2004 compared with $1,090,000 in fiscal 2003. Operating income for our interventional business decreased from operating income of $814,000 in the second quarter of 2003 to an operating loss of $323,000 in the second quarter of 2004.

We recorded a provision for income taxes of $219,000 in the second quarter of fiscal 2004, at an effective tax rate of 31.2%, as compared to $655,000 at an effective tax rate of 34.4% in the second quarter of fiscal 2003. The Company currently expects an effective tax rate of 32.5% for fiscal 2004.

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 2004 WITH THE SIX MONTHS ENDED APRIL 30, 2003

The following table summarizes our condensed consolidated operating results:

                                             For the six months ended   For the six months ended
                                                  April 30, 2004             April 30, 2003
Summary of Operating Results (in thousands)      $$$           %            $$$         %
                                               -------        -----       -------     -----
Net revenue                                    $25,262        100.0%      $27,767     100.0%
Cost of revenue                                 13,999         55.4        15,758      56.8
                                               -------        -----       -------     -----
Gross margin                                    11,263         44.6        12,009      43.2

Selling, general and administrative              8,248         32.6         6,981      25.1
Research and development                         1,804          7.2         1,914       6.9
                                               -------        -----       -------     -----
Operating expenses                              10,052         39.8         8,895      32.0
                                               -------        -----       -------     -----
Operating income                               $ 1,211          4.8%      $ 3,114      11.2%
                                               =======        =====       =======     =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Net revenue decreased 9% to $25,262,000 in the first six months of fiscal 2004 compared with $27,767,000 in the first six months of fiscal 2003. Our consolidated operating income decreased 61% to $1,211,000 in the first half of fiscal 2004 from $3,114,000 in the prior year period. Consolidated net income decreased 56% in the first half of fiscal 2004 to $902,000, or eight cents per diluted share, from $2,040,000, or twenty cents per diluted share, in the same period of fiscal 2003.

The following table summarizes our condensed consolidated operating results by business segment:

                                                   For the six months ended
                                                          April 30,
Business Segment Information (in thousands)          2004           2003
                                                   --------       --------
Net revenue
 Surgical business                                 $ 13,300       $ 12,396
 Interventional business                             11,962         15,371
                                                   --------       --------
          Total                                    $ 25,262       $ 27,767

 Gross margin
  Surgical business                                $  8,703       $  7,958
  Interventional business                             2,560          4,051
                                                   --------       --------
          Total                                    $ 11,263       $ 12,009

 Gross margin percentage
  Surgical business                                      65%            64%
  Interventional business                                21%            26%
  Total                                                  45%            43%

 Operating income (loss)
  Surgical business                                $  2,069       $  2,202
  Interventional business                              (858)           912
                                                   --------       --------
          Total                                    $  1,211       $  3,114

Our surgical business generated net revenue of $13,300,000 in the first six months of fiscal 2004, a 7% increase from $12,396,000 in the same period of fiscal 2003. The increase in surgical business revenue was primarily due to increased volumes of product sold.

Worldwide net revenue from the sales of Peri-Strips(R) increased $383,000 or 7% to $5,880,000 in the first six months of fiscal 2004, from $5,497,000 in the first half of fiscal 2003. The growth rate of Peri-Strips revenue in the first half of fiscal 2004 is lower than in previous periods due to several factors within the gastric bypass market: many surgical practices performing gastric bypass surgeries appear to be near full capacity, the development of centers of excellence driven by the ASBS and insurance providers encouraging patients towards such centers which specialize in gastric bypass surgery and have an expected lower rate of complications, certain hospitals electing not to support gastric bypass programs, some insurance providers making decisions not to cover the procedure and the impact of a competitor in the first quarter. We believe that Peri-Strips can increase its growth rate within gastric bypass as the market determines the most effective and efficacious manner to deliver this surgery to patients. Factors influencing this determination include the development of the centers of excellence concept, the number of surgeons performing gastric bypass and their related capacity, and the concerns of some insurers that offer either health care or liability coverage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Revenue from other surgical product lines, which include Veritas(R), Tissue-Guard, Surgical Tools and Microsurgery, was $7,420,000 in the first half of fiscal 2004, an increase of $521,000 or 8% compared to the first half of fiscal 2003. Revenue from our Microsurgery product line increased $229,000 or 35% to $885,000 in the first half of fiscal 2004, from $656,000 in the prior year.

The following table summarizes our interventional business net revenue by market:

                                                     For the six months ended
                                                            April 30,
Interventional Business Net Revenue (in thousands)       2004        2003
                                                       -------     -------
Cardiac rhythm management                              $ 8,702     $11,956
Other                                                    3,260       3,415
                                                       -------     -------
          Total                                        $11,962     $15,371

The following table summarizes our interventional business net revenue by product:

                                                            For the six months ended
                                                                    April 30,
Interventional Business Net Revenue (in thousands)              2004        2003
                                                              -------     -------
Coils and helices                                             $ 5,855     $ 8,910
Stylets and other wireforms                                     3,802       4,886
Machining, molding and tool making                              1,352         982
Other                                                             953         593
                                                              -------     -------
     Total                                                    $11,962     $15,371

Interventional business net revenue decreased 22% to $11,962,000 in the first half of fiscal 2004 from $15,371,000 in the first six months of fiscal 2003. The revenue decrease is due to a material slowdown in customer orders of our components for their CRM devices, including ICD's. We believe this slowdown in customer orders was due to our customers' accumulation of excess inventory as a result of lower than expected demand for our customers' end devices.

Machining, molding and tool making revenue increased 38% in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. This increase is due to the addition of new customers as well as added capabilities, such as micro machining, which have expanded the scope of services we provide.

Our interventional business has customarily experienced variations in revenue from period to period primarily due to variability in the timing of customer draws against annual purchase orders. Such variations are difficult to precisely predict and are expected to continue in the future.

The consolidated gross margin percentage increased two percentage points, from 43% to 45% during the first half of fiscal 2004 from the same period of fiscal 2003. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities. The increased gross margin is primarily attributable to revenue mix between the business units being weighted more heavily towards the surgical business in fiscal 2004 (53%) compared with 2003 (45%), partially offset by a decline in gross margin within the interventional business, which decreased to 21% in the first half of fiscal 2004 from 26% in the prior year. The five percentage point decrease in interventional gross margins were impacted primarily by two factors. Three percentage points of the margin decrease is the result of an adjustment of overhead rates attributable to lower production volumes and reduced labor hours, directly related to lower than planned revenue. Second, manufacturing variances resulted in approximately two points of the margin decrease. Factors which can result in manufacturing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

variances include: standard costs that are not reflective of current manufacturing costs, labor efficiencies, quality of raw materials and the training costs of new manufacturing staff and processes. We are currently addressing the variance issues within the interventional business. Surgical business gross margins increased one percentage point in the first half of fiscal 2004 to 65% from 64% in the same period in fiscal 2003. Manufacturing efficiencies is the primary driver of the gross margin increase in the surgical business.

SG&A expense during the first six months of fiscal 2004 increased $1,267,000, or 18%, to $8,248,000 from $6,981,000 in the comparable fiscal 2003 period. As a percentage of net revenue, SG&A expense was 33% in the first half of fiscal 2004 as compared to 25% in the prior year. Planned increases in regulatory and clinical expenses, facility expansion costs, and marketing efforts to increase revenue, combined with lower than expected revenue levels are the primary reasons for this percentage increase.

R&D expense decreased 6% during the first half of fiscal 2004 to $1,804,000 from $1,914,000 during the prior year period. As a percentage of revenue, R&D expense was consistent at 7% in the first half of both fiscal 2004 and fiscal 2003. In both business units, R&D expense fluctuates from period to period based on the timing and progress through external parties of the projects, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

Operating income decreased 61% in the first six months of fiscal 2004, to $1,211,000 from $3,114,000 in the first six months of fiscal 2003. Operating income for our surgical business decreased to $2,069,000 in the first half of fiscal 2004 compared with $2,202,000 in fiscal 2003. Operating income from our interventional business decreased from operating income of $912,000 in the first six months of 2003 to an operating loss of $858,000 in the first six months of 2004.

We recorded a provision for income taxes of $434,000 in the first half of fiscal 2004, at our expected annual effective tax rate of 32.5%, as compared to $1,073,000 at an effective tax rate of 34.5% in the first half of fiscal 2003. The two percentage point decrease in our expected effective tax rate in fiscal 2004 is primarily due to lower levels of pre-tax income combined with expected comparable levels of R&D tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents (cash and highly liquid investments with maturities of three months or less) were $20,070,000 at April 30, 2004 as compared to $44,102,000 at October 31, 2003, a decrease of $24,032,000. The decrease in cash is primarily related to our purchase of $20,958,000 of short-term investments during the first six months of fiscal 2004. These investments represent highly liquid, low-risk commercial paper with maturities greater than three months. Additional cash used was primarily for working capital requirements and investments in capital equipment and facilities necessary to support our expected future growth. As of April 30, 2004, the Company had long-term obligations (including current portions) of $142,000, requiring payments through 2005.

Operating activities used cash of $236,000 in the first six months of fiscal 2004, as compared to generating cash of $549,000 during the first six months of fiscal 2003. Cash was used by operations for working capital necessary to support expected growth in both business units. Cash was used primarily for accrued expenses (net decrease of $1,248,000) and inventories (net increase of $861,000).

Investing activities used $24,201,000 of cash during the first six months of fiscal 2004, primarily due to the purchase of $20,958,000 of short-term investments, as previously referenced. Additionally, $3,162,000 in purchases of property, plant and equipment and leasehold improvements were made during the first six months of fiscal 2004. During fiscal 2004, we currently expect to invest up to $7,000,000 in capital assets for various manufacturing, research and development, information technology and facility projects necessary to support our expected future growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Financing activities provided $405,000 of cash during the first six months of fiscal 2004, which consisted of proceeds of $589,000 received upon the exercise of stock options under our stock option plan, offset by $184,000 in cash repayments of capital equipment lease and other long-term obligations.

We primarily utilize internally generated cash flow and existing cash balances to fund the operations of our businesses. We believe existing cash, cash equivalents and short-term investments, coupled with anticipated cash flows from operations will be sufficient to satisfy our operating cash requirements for the next twelve months. This forward-looking statement regarding sufficiency of cash and cash flows, as well as our long-term cash requirements, will be a function of a number of variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents: Our cash and cash equivalents consist of cash as well as highly liquid investments with maturities of three months or less. These investments are carried at cost, which approximates fair value.

Short-term Investments: Our short-term investments consist of highly liquid debt securities with maturities greater than three months, and are classified and accounted for as being held-to-maturity. These investments are carried at amortized cost.

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

Inventories: Inventories, which are comprised of component parts, sub-assemblies and finished goods, are valued at the lower of first-in, first-out ("FIFO") cost or market. Overhead costs are applied to sub-assemblies and finished goods based on annual estimates of production volume and such costs. These estimates are reviewed and assessed for reasonableness on a quarterly basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal financial instruments we currently maintain are in cash equivalents, short-term investments and accounts receivable and long-term obligations. We believe that the interest rate, credit and market risk related to these accounts is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility of assets and establishment of appropriate allowances in connection with our internal controls and policies. We do not utilize any derivative financial instruments, derivative commodity instruments, other financial instruments or engage in any other hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a report of the voting results of the Company's annual shareholders meeting held on February 24, 2004.

Each of the six nominees named in the Company's proxy statement for its annual meeting of shareholders held on February 24, 2004, was elected. William G. Kobi, Karen Gilles Larson, Richard W. Perkins, Anton R. Potami, Timothy M. Scanlan and Edward E. Strickland were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. There were no broker non-votes, abstentions or votes withheld. The tabulation was as follows:

      Director           Votes For    Votes Against
      --------           ---------    -------------
William G. Kobi          9,785,889      143,693
Karen Gilles Larson      9,811,014      118,568
Richard W. Perkins       9,181,719      747,863
Anton R. Potami          9,740,738      188,844
Timothy M. Scanlan       9,795,040      134,542
Edward E. Strickland     9,742,661      186,921

In addition, a proposal to approve the Company's 2004 Non-Employee Director Stock Option Plan, as described in the proxy statement was approved. Broker non-votes, totaling 5,221,098, were treated as shares not entitled to vote on this matter. The tabulation was as follows:

                                                      Broker Non-Votes
Votes For   Votes Against    Votes Abstained        Not Entitled to Vote
---------   -------------    ---------------        --------------------
3,854,553       748,975          104,956                5,221,098

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

      10.1 2004 Non-Employee Director Option Plan (filed herewith electronically).

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

      b. Reports on Form 8-K

            On February 18, 2004, Synovis filed a report on Form 8-K filing certain financial information under Item 5 and furnishing a press release under Item 12, all relating to its earnings for the first quarter ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              SYNOVIS LIFE TECHNOLOGIES, INC.

Dated:   June 14, 2004        /s/ Connie L. Magnuson
                              -------------------------------------------
                              Connie L. Magnuson
                              Vice President of Finance, Chief Financial Officer
                              and Corporate Secretary
                              (Principal Financial Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS

      10.1 2004 Non-Employee Director Option Plan (filed herewith electronically).

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