Form 10-Q
period 2004-07-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2004-09-14
CIK 780127

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For quarterly period ended July 31, 2004

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

On September 8, 2004, there were 11,573,539 shares of the registrant's common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2004 AND 2003

(in thousands, except per share data)

                                                           Three Months Ended              Nine Months Ended
                                                               July 31,                       July 31,
                                                          2004           2003            2004           2003
                                                       ----------     ----------      ----------     ----------
Net revenue                                            $   15,145     $   15,279      $   40,407     $   43,046
Cost of revenue                                             9,593          8,551          23,592         24,309
                                                       ----------     ----------      ----------     ----------
Gross margin                                                5,552          6,728          16,815         18,737
Operating expenses:
Selling, general and administrative                         4,076          3,604          12,324         10,585
Research and development                                    1,129            903           2,933          2,817
Other                                                         153              -             153              -
                                                       ----------     ----------      ----------     ----------
Operating income                                              194          2,221           1,405          5,335
Other income, net                                              86             (2)            211             (3)
                                                       ----------     ----------      ----------     ----------
Income before provision for income taxes                      280          2,219           1,616          5,332
Provision for income taxes                                     93            756             527          1,829
                                                       ----------     ----------      ----------     ----------
Net income                                             $      187     $    1,463      $    1,089     $    3,503
                                                       ==========     ==========      ==========     ==========
Earnings per share:
     Basic                                             $     0.02     $     0.15      $     0.09     $     0.36
                                                       ==========     ==========      ==========     ==========
     Diluted                                           $     0.02     $     0.14      $     0.09     $     0.34
                                                       ==========     ==========      ==========     ==========

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
AS OF JULY 31, 2004 AND OCTOBER 31, 2003

(in thousands, except share and per share data)

                                                                                        July 31,      October 31,
                                                                                          2004           2003
                                                                                       ----------     -----------
ASSETS
Current assets:
Cash and cash equivalents                                                              $   14,015     $    44,102
Short-term investments                                                                     26,959               -
Accounts receivable, net                                                                    7,748           6,541
Inventories                                                                                10,458          10,849
Deferred income taxes                                                                         738             738
Other                                                                                       1,548           1,153
                                                                                       ----------     -----------
   Total current assets                                                                    61,466          63,383

Property, plant and equipment, net                                                         13,391          10,559
Goodwill                                                                                    4,890           4,843
Other intangible assets, net                                                                1,983           2,049
Other assets                                                                                   11              11
                                                                                       ----------     -----------
   Total assets                                                                        $   81,741     $    80,845
                                                                                       ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                       $    1,638     $     2,051
Accrued expenses                                                                            3,359           3,852
Current maturities of long-term obligations                                                    77             281
                                                                                       ----------     -----------
   Total current liabilities                                                                5,074           6,184

Deferred income taxes                                                                         554             554
Long-term obligations                                                                           5              45
                                                                                       ----------     -----------
   Total liabilities                                                                        5,633           6,783
                                                                                       ----------     -----------
Shareholders' equity:

Preferred stock: authorized 5,000,000 shares of $.01 par value;
   none issued or outstanding at July 31, 2004 and
   October 31, 2003                                                                             -               -

Common stock: authorized 20,000,000 shares of $.01 par value;
   issued and outstanding, 11,540,539 at July 31, 2004 and
   11,435,638 at October 31, 2003                                                             115             114
Additional paid-in capital                                                                 70,912          69,956
Retained earnings                                                                           5,081           3,992
                                                                                       ----------     -----------
   Total shareholders' equity                                                              76,108          74,062
                                                                                       ----------     -----------
   Total liabilities and shareholders' equity                                          $   81,741     $    80,845
                                                                                       ==========     ===========

       The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003

(in thousands)

                                                                                         Nine Months Ended
                                                                                              July 31,
                                                                                         2004          2003
                                                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $  1,089      $  3,503

Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation of property, plant and equipment                                             1,654         1,393
Amortization of intangible assets                                                           223           212
Tax benefit from exercise of stock options                                                  283             -
Other                                                                                         -            40

Changes in operating assets and liabilities:
Accounts receivable                                                                      (1,207)       (1,361)
Inventories                                                                                 391        (3,965)
Other current assets                                                                       (395)         (342)
Accounts payable                                                                           (413)          963
Accrued expenses                                                                           (493)        1,070
                                                                                       --------      --------
Net cash provided by operating activities                                                 1,132         1,513
                                                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property, plant and equipment                                                        76             -
Purchase of property, plant and equipment                                                (4,562)       (3,605)
Investments in patents and trademarks                                                      (157)         (104)
Purchases of short-term investments                                                     (65,835)            -
Redemptions of short-term investments                                                    38,876             -
Other                                                                                       (47)          (26)
                                                                                       --------      --------
Net cash used in investing activities                                                   (31,649)       (3,735)
                                                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans                                      674         1,341
Repayment of capital lease obligations                                                     (167)         (219)
Repayments of other long-term obligations                                                   (77)          (50)
                                                                                       --------      --------
Net cash provided by financing activities                                                   430         1,072
                                                                                       --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (30,087)       (1,150)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         44,102         7,866
                                                                                       --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 14,015      $  6,716
                                                                                       ========      ========

        The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)   BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements of Synovis Life Technologies, Inc. ("Synovis" or the "Company") have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Form 10-K for the year ended October 31, 2003.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and nine months ended July 31, 2004 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2004.

(2)   SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                         July 31,        October 31,
                                                           2004             2003
                                                       ------------     ------------
Inventories:
Raw materials ....................................     $  2,220,000     $  2,596,000
Work in process ..................................        4,928,000        3,365,000
Finished goods ...................................        3,310,000        4,888,000
                                                       ------------     ------------
                                                       $ 10,458,000     $ 10,849,000
                                                       ============     ============

(3)   GOODWILL AND OTHER INTANGIBLE ASSETS:

The following table summarizes the Company's amortized intangible assets:

                                                             As of July 31, 2004               As of October 31, 2003
                                                       -------------------------------     -------------------------------
                                                       Gross Carrying      Accumulated     Gross Carrying      Accumulated
                                                           Amount         Amortization         Amount         Amortization
                                                       --------------     ------------     --------------     ------------
Amortized intangible assets:
     Patents and trademarks                            $    1,225,000     $    439,000     $    1,068,000     $    381,000
     Developed technology                                   1,102,000          342,000          1,102,000          259,000
     Noncompete agreements                                  1,050,000          613,000          1,050,000          531,000
                                                       --------------     ------------     --------------     ------------
         Total                                         $    3,377,000     $  1,394,000     $    3,220,000     $  1,171,000
                                                       ==============     ============     ==============     ============

Amortization expense was $223,000 for the nine months ended July 31, 2004 and $212,000 for the nine months ended July 31, 2003. The estimated amortization expense for each of the next five years is approximately $297,000 per year, based on the Company's present intangible assets.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

The following is a summary of goodwill by business segment:

                                                       Interventional business     Surgical business        Total
                                                       -----------------------     -----------------     -----------
Goodwill as of:
     July 31, 2004                                     $             4,093,000     $         797,000     $ 4,890,000
     October 31, 2003                                  $             4,093,000     $         750,000     $ 4,843,000

No impairment losses were incurred during the nine months ended July 31, 2004.

(4)   STOCK BASED COMPENSATION:

The following table demonstrates the effect on net income and earnings per share, net of taxes, as if the fair value based method of accounting had been applied to all outstanding and unvested stock compensation awards in each period:

                                                              Three Months Ended                    Nine Months Ended
                                                                    July 31,                             July 31,
                                                            2004               2003               2004               2003
                                                       --------------     --------------     --------------     --------------

Net income as reported                                 $      187,000     $    1,463,000     $    1,089,000     $    3,503,000
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects                                                     214,000            165,000            465,000            366,000
                                                       --------------     --------------     --------------     --------------
Pro forma net income (loss)                            $      (27,000)    $    1,298,000     $      624,000     $    3,137,000
                                                       ==============     ==============     ==============     ==============
Basic earnings (loss) per share:
     As reported                                                 0.02               0.15               0.09               0.36
     Pro forma                                                  (0.00)              0.13               0.05               0.33
Diluted earnings (loss) per share:
     As reported                                                 0.02               0.14               0.09               0.34
     Pro forma                                                  (0.00)              0.12               0.05               0.30

                                                                 As of July 31,
                                                            2004               2003
                                                       --------------     --------------
Options outstanding ..............................            962,955          1,092,574
Range of exercise prices .........................     $2.00 - $25.07     $2.00 - $24.23
Range of expiration dates ........................        2004 - 2014        2003 - 2011
Non-vested stock awards ..........................                  -              2,233

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

(5)   EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                          Three Months Ended            Nine Months Ended
                                                                July 31,                      July 31,
                                                          2004           2003           2004           2003
                                                       ----------     ----------     ----------     ----------
Denominator for basic earnings per share  -
weighted-average common shares                         11,532,167      9,819,841     11,496,058      9,706,747

Effect of dilutive securities:
Shares associated with deferred
compensation                                                    -          2,233              -          2,233

Shares associated with option plans                       343,470        697,203        505,716        598,924
                                                       ----------     ----------     ----------     ----------
Potential dilutive common shares                          343,470        699,436        505,716        601,157
                                                       ----------     ----------     ----------     ----------
Denominator for diluted earnings per share  -
weighted-average common shares and dilutive
potential common shares                                11,875,637     10,519,277     12,001,774     10,307,904
                                                       ==========     ==========     ==========     ==========

Options excluded from EPS calculation because
exercise prices are greater than
the average market price of
the Company's common stock                                 59,647              -         31,810              -
                                                       ==========     ==========     ==========     ==========

(6)   SEGMENT INFORMATION:

The following table presents certain financial information by business segment for the three and nine months ended July 31, 2004 and 2003. Operating income for the surgical business reflects $153,000 in other operating expenses for the three and nine months ended July 31, 2004.

                                                             Three Months Ended                 Nine Months Ended
                                                                  July 31,                           July 31,
                                                           2004              2003             2004              2003
                                                       ------------      ------------     ------------      ------------
Net revenue:
     Surgical business                                 $  6,950,000      $  6,608,000     $ 20,250,000      $ 19,004,000
     Interventional business                              8,195,000         8,671,000       20,157,000        24,042,000
                                                       ------------      ------------     ------------      ------------
         Total                                         $ 15,145,000      $ 15,279,000     $ 40,407,000      $ 43,046,000
                                                       ============      ============     ============      ============

Operating income (loss):

     Surgical business                                 $    623,000      $  1,431,000     $  2,692,000      $  3,633,000
     Interventional business                               (429,000)          790,000       (1,287,000)        1,702,000
                                                       ------------      ------------     ------------      ------------
         Total                                         $    194,000      $  2,221,000     $  1,405,000      $  5,335,000
                                                       ============      ============     ============      ============


SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

(7)   SHAREHOLDERS' EQUITY:

During the nine months ended July 31, 2004, stock options for the purchase of 86,699 shares of the Company's common stock were exercised at prices between $2.59 and $12.20 per share. During the nine months ended July 31, 2003, stock options for the purchase of 274,342 shares of the Company's common stock were exercised at prices between $2.09 and $12.21 per share.

(8)   SHORT-TERM INVESTMENTS:

During the nine months ended July 31, 2004, the Company purchased $65,835,000 of highly liquid debt securities with maturities greater than three months and redeemed at maturity $38,876,000 of highly liquid debt securities with maturities greater than three months, resulting in net holdings of $26,959,000 of such securities at the end of the period. The investments are classified and accounted for as being held-to-maturity, and are carried at amortized cost.

(9)   SHAREHOLDER LITIGATION

Between June and August 2004, five lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota by individual shareholders who seek to represent a class of purchasers of the Company's common stock during the period from October 16, 2003 and May 18, 2004. The complaints generally allege that the defendants violated the Securities Exchange Act of 1934 by issuing false or misleading statements about the Company's business and prospects, which artificially inflated the price of the Company's securities. No damages have been specified. The Company believes that the lawsuits have no factual basis and intends to vigorously defend the actions. Two related actions brought by individual shareholders who seek to represent the Company derivatively have also been filed in United States District Court for the District of Minnesota. Those lawsuits allege that certain officers and the Company's directors violated their fiduciary duties to the Company. The board has also received a demand to commence a claim against certain directors and officers and is in the process of creating a special litigation committee to address that demand. The Company is unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings. The Company has incurred legal expenses and expects to incur additional legal expenses related to these suits in the future, potentially up to $500,000, the amount of deductible under the insurance policy the Company believes provides coverage for such lawsuits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The disclosures in this Form 10-Q may include "forward-looking statements" made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "should", "could", "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, the "important factors" listed from time to time in the Company's filings with the Securities and Exchange Commission, such as the year-end Annual Report on Form 10-K for the year ended October 31, 2003 as well as risks related to the ongoing shareholder litigation as discussed in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

Our interventional business manufactures components and devices used primarily in cardiac rhythm management, neurostimulation, and interventional vascular procedures, including micro-wire components such as fixation helices, conducting coils, stylets, and guidewires, as well as other complex polymer and machined components.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2004 WITH THE THREE MONTHS ENDED JULY 31, 2003

The following table summarizes our condensed consolidated operating results for the quarter ended:

                                                          July 31, 2004           July 31, 2003
                                                         $$$           %        $$$           %
                                                       -------       -----    -------       -----
Summary of Operating Results (in thousands)
Net revenue                                            $15,145       100.0%   $15,279       100.0%
Cost of revenue                                          9,593        63.3      8,551        56.0
                                                       -------       -----    -------       -----
Gross margin                                             5,552        36.7      6,728        44.0

Selling, general and administrative                      4,076        26.9      3,604        23.6
Research and development                                 1,129         7.5        903         5.9
Other operating expenses                                   153         1.0          -         0.0
                                                       -------       -----    -------       -----
Operating expenses                                       5,358        35.4      4,507        29.5
                                                       -------       -----    -------       -----
Operating income                                       $   194         1.3%   $ 2,221        14.5%
                                                       =======       =====    =======       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Net revenue decreased 1% to $15,145,000 in the third quarter of fiscal 2004 compared with $15,279,000 in the third quarter of fiscal 2003. Our consolidated operating income decreased 91% to $194,000 in the third quarter of fiscal 2004 from $2,221,000 in the prior year quarter. Consolidated net income decreased 87% in the current quarter to $187,000, or two cents per diluted share, from $1,463,000, or fourteen cents per diluted share, in the same quarter of fiscal 2003.

The following table summarizes our condensed consolidated operating results by business segment for the quarter ended:

                                                               July 31,
Business Segment Information (in thousands)              2004           2003
                                                       --------       --------
        Net revenue
             Surgical business                         $  6,950       $  6,608
             Interventional business                      8,195          8,671
                                                       --------       --------
             Total                                     $ 15,145       $ 15,279

        Gross margin
             Surgical business                         $  4,200       $  4,332
             Interventional business                      1,352          2,396
                                                       --------       --------
             Total                                     $  5,552       $  6,728

        Gross margin percentage
             Surgical business                               60%            66%
             Interventional business                         16%            28%
             Total                                           37%            44%

        Operating income (loss)
             Surgical business                         $    623       $  1,431
             Interventional business                       (429)           790
                                                       --------       --------
             Total                                     $    194       $  2,221

Our surgical business generated net revenue of $6,950,000 in the second quarter of fiscal 2004, a 5% increase from $6,608,000 in the year-ago quarter. The increase in surgical business revenue was primarily due to increased volumes of product sold.

Worldwide net revenue from the sales of Peri-Strips(R) was $3,197,000 in the third quarter of fiscal 2004, a one percent increase compared to the third quarter of fiscal 2003 and a 15 percent sequential increase compared to the second quarter of fiscal 2004. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, notably gastric bypass surgery. Gastric bypass is a surgical treatment for morbid obesity, which affects an estimated 23 million Americans. While Peri-Strips revenue gained momentum throughout the third quarter of fiscal 2004, we believe it is too early to predict a continuing trend due to several factors within the gastric bypass market which have not stabilized. These factors appear to continue to affect our business, and include: capacity constraints of many surgical practices that perform gastric bypass, the development of centers of excellence driven by the American Society of Bariatric Surgeons ("ASBS") and insurance providers encouraging patients towards such centers which specialize in gastric bypass surgery and have an expected lower rate of complications, certain hospitals electing not to support gastric bypass programs, and the concerns of some insurers that offer either health care or liability coverage. A new competitive product was introduced at the ASBS meeting in June 2004, but we believe this product has not yet had any discernable effect on Peri-Strips sales. Also during the third quarter, the Centers for Medicare and Medicaid Services announced that they now consider obesity to be an illness, meaning they will evaluate obesity treatments to reach conclusions about their effectiveness and potential coverage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Revenue from other surgical business product lines, which include among others Tissue-Guard, Veritas(R) and Microsurgery, was $3,753,000 in the third quarter of fiscal 2004, an increase of $316,000 or 9% compared to the third quarter of fiscal 2003. Tissue-Guard revenue increased $169,000 or 9% to $2,068,000 in the third quarter of fiscal 2004. Veritas revenue increased $73,000 or 55% to $206,000 during the third quarter of fiscal 2004. Revenue from our Microsurgery product line increased $71,000 or 21% to $405,000 in the third quarter of fiscal 2004, driven by an increase in sales of the Microvascular Anastomotic Coupler System ("Coupler"). The Coupler is a device used by microsurgeons to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.

Our interventional business customers predominantly operate in the cardiac rhythm management ("CRM") market which includes the following three market segments: pacing, implantable cardioverter defibrillation ("ICD") and congestive heart failure ("CHF"). For each of these market segments, we produce conductor and shocking coils for pacing and defibrillator leads, helices for active fixation leads, and stylets used to deliver and place all types of leads.

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

The following table summarizes our interventional business net revenue by market for the quarter ended:

                                                                       July 31,
Interventional Business Net Revenue (in thousands)                 2004         2003
                                                                 --------     --------
         Cardiac rhythm management                               $  5,985     $  6,784
         Other                                                      2,210        1,887
                                                                 --------     --------
              Total                                              $  8,195        8,671

The following table summarizes our interventional business net revenue by product for the quarter ended:

                                                                       July 31,
Interventional Business Net Revenue (in thousands)                 2004         2003
                                                                 --------     --------
        Coils and helices                                        $  4,773     $  4,932
        Stylets and other wireforms                                 2,230        2,597
        Machining, molding and tool making                            763          572
        Other                                                         429          570
                                                                 --------     --------
             Total                                               $  8,195     $  8,671

Interventional business net revenue decreased 5% to $8,195,000 in the third quarter of fiscal 2004 from $8,671,000 in the third quarter of fiscal 2003. The revenue decrease is due to a continued slowdown in customer orders for CRM device components. We believe this slowdown in customer orders is due to our customers' accumulation of inventory in prior periods as a result of lower than expected demand for their end devices. Third quarter interventional business revenue increased 15% over the second quarter of fiscal 2004.

Machining, molding and tool making revenue increased 33% in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. This increase is due to the addition of new customers as well as added capabilities, such as micro machining and micro molding, which have expanded the scope of services we provide.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Our interventional business was recently issued two patents from the U.S. Patent and Trademark Office - one for a steerable stylet delivery system and another for an adjustable stiffness stylet delivery system. We expect these technologies to have applications in site-specific and minimally invasive therapies. In March 2004, our interventional business received clearance from the FDA regarding 510(k) approval for its Navi-Glide(TM) Steerable Stylet ("Navi-Glide"), a proprietary single-use device intended to enable the physician to define and vary the curvature of the sytlet during implantation of the cardiac lead, thereby avoiding the need to remove and recurve the stylet during introduction of the lead. Our interventional business is moving the Navi-Glide and its patented steerable technology towards commercialization through our customers, with any related revenue dependant upon the time required to develop the technology to our customers' specifications, acceptance by our customers of the developed technology and market acceptance of the products using this technology, as well as variability of customer orders.

Our interventional business has customarily experienced variations in revenue from period to period primarily due to inherent variability in the timing of customer draws against annual purchase orders. Such variations are difficult to precisely predict and are expected to continue in the future.

The consolidated gross margin percentage decreased seven percentage points, from 44% to 37%, during the third quarter of fiscal 2004 from the comparable quarter of fiscal 2003. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities. Gross margins in our interventional business decreased to 16% in the third quarter of fiscal 2004 from 28% in the prior year. The 12 percentage point decrease in interventional gross margins primarily reflects two factors. First, seven points of the margin decrease is the result of an adjustment of overhead rates attributable to lower production volumes and reduced labor hours, directly related to lower than planned revenue. Second, manufacturing variances resulted in five points of the margin decrease. Factors which resulted in manufacturing variances include: standard costs that are not reflective of current manufacturing costs, labor efficiencies, quality of raw materials and the training costs of new manufacturing staff and processes. Gross margins for our surgical business decreased six percentage points in the third quarter of fiscal 2004, from 66% to 60%. The decrease is primarily due to lower utilization of manufacturing resources and higher fixed production costs, which thereby resulted in higher overhead rates associated with fiscal 2004 manufacturing activities.

Selling, general and administrative ("SG&A") expense during the third quarter of fiscal 2004 increased $472,000, or 13%, to $4,076,000 from $3,604,000 in the comparable fiscal 2003 quarter. As a percentage of net revenue, SG&A expense was 27% in the third quarter of fiscal 2004 as compared to 24% in the prior year quarter. Planned increases in regulatory and clinical expenses, facility expansion costs and marketing efforts, combined with lower revenue levels are the primary reasons for this percentage increase.

Research and development ("R&D") expense increased 25% during the third quarter of fiscal 2004 to $1,129,000 from $903,000 during the prior year quarter. As a percentage of revenue, R&D expense was 7% in the third quarter of fiscal 2004 as compared to 6% in the prior year quarter. In both business units, R&D expense fluctuates from quarter to quarter based on the timing and progress through external parties of the projects, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

During the third quarter of fiscal 2004 we incurred $153,000 of other operating expenses, which were recorded within our surgical business. We incurred $133,000 of expenses related to our consideration of a significant acquisition, which was terminated for a variety of reasons. The remaining $20,000 was for legal fees incurred through July 31, 2004 pertaining to recently filed lawsuits against the Company which allege that the Company and certain of its executive officers violated the Securities Exchange Act of 1934 by issuing false or misleading statements about the Company's business and prospects, which artificially inflated the price of the Company's securities. We believe that the lawsuits have no factual basis and intend to vigorously defend the actions. However

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

we expect to incur additional legal expenses related to these suits in the future, potentially up to $500,000, the deductible under the insurance policy the Company believes provides coverage for such lawsuits.

Operating income decreased 91% in the third quarter of fiscal 2004, to $194,000 from $2,221,000 in the third quarter of fiscal 2003. Third quarter operating income for our surgical business, after inclusion of the other operating costs noted above, decreased to $623,000 in fiscal 2004 compared with $1,431,000 in fiscal 2003. Operating income for our interventional business decreased from operating income of $790,000 in the third quarter of 2003 to an operating loss of $429,000 in the third quarter of 2004.

We recorded a provision for income taxes of $93,000 in the third quarter of fiscal 2004, at an effective tax rate of 33.2%, as compared to $756,000 at an effective tax rate of 34.1% in the second quarter of fiscal 2003.

Comparison of the Nine Months Ended July 31, 2004 with the Nine Months Ended July 31, 2003

The following table summarizes our condensed consolidated operating results for the nine months ended:

                                                                     July 31, 2004         July 31, 2003
Summary of Operating Results (in thousands)                        $$$           %        $$$           %
                                                                 -------       -----    -------       -----
Net revenue                                                      $40,407       100.0%   $43,046       100.0%
Cost of revenue                                                   23,592        58.4     24,309        56.5
                                                                 -------       -----    -------       -----
Gross margin                                                      16,815        41.6     18,737        43.5

Selling, general and administrative                               12,324        30.5     10,585        24.6
Research and development                                           2,933         7.2      2,817         6.5
Other operating expenses                                             153         0.4          -         0.0
                                                                 -------       -----    -------       -----
Operating expenses                                                15,410        38.1     13,402        31.1
                                                                 -------       -----    -------       -----
Operating income                                                 $ 1,405         3.5%   $ 5,335        12.4%
                                                                 =======       =====    =======       =====

Net revenue decreased 6% to $40,407,000 in the first nine months of fiscal 2004 compared with $43,046,000 in the first nine months of fiscal 2003. Our consolidated operating income decreased 74% to $1,405,000 in the first nine months of fiscal 2004 from $5,335,000 in the prior year period. Consolidated net income decreased 69% in the first nine months of fiscal 2004 to $1,089,000, or nine cents per diluted share, from $3,503,000, or thirty-four cents per diluted share, in the same period of fiscal 2003.

The following table summarizes our condensed consolidated operating results by business segment for the nine months ended:

                                                                July 31,
Business Segment Information (in thousands)               2004             2003
                                                       ----------       ----------
         Net revenue
              Surgical business                        $   20,250       $   19,004
              Interventional business                      20,157           24,042
                                                       ----------       ----------
              Total                                    $   40,407       $   43,046

         Gross margin

              Surgical business                        $   12,903       $   12,290
              Interventional business                       3,912            6,447
                                                       ----------       ----------
              Total                                    $   16,815       $   18,737

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Gross margin percentage
              Surgical business                                64%              65%
              Interventional business                          19%              27%
              Total                                            42%              44%

         Operating income (loss)
              Surgical business                        $    2,692       $    3,633
              Interventional business                      (1,287)           1,702
                                                       ----------       ----------
              Total                                    $    1,405       $    5,335

Our surgical business generated net revenue of $20,250,000 in the first nine months of fiscal 2004, a 7% increase from $19,004,000 in the same period of fiscal 2003. The increase in surgical business revenue was primarily due to increased volumes of product sold.

Worldwide net revenue from the sales of Peri-Strips(R) increased $410,000 or 5% to $9,078,000 in the first nine months of fiscal 2004, from $8,668,000 in the first nine months of fiscal 2003. The growth rate of Peri-Strips revenue in the first nine months of fiscal 2004 is lower than in previous periods due to several factors within the gastric bypass market: capacity constraints of many surgical practices that perform gastric bypass, the development of centers of excellence driven by the ASBS and insurance providers encouraging patients towards such centers which specialize in gastric bypass surgery and have an expected lower rate of complications, certain hospitals electing not to support gastric bypass programs, concerns of some insurers that offer either health care or liability coverage and the impact of new competition in the first quarter of fiscal 2004.

Revenue from other surgical product lines, which include among others Tissue-Guard, Veritas(R) and Microsurgery, was $11,172,000 in the first three quarters of fiscal 2004, an increase of $836,000 or 8% compared to the first nine months of fiscal 2003. Tissue-Guard revenue increased $486,000 or 9% to $6,097,000 in the first three quarters of fiscal 2004. Veritas revenue increased 41% to $495,000 during the first nine months of fiscal 2004. Revenue from our Microsurgery product line increased $298,000 or 30% to $1,289,000 in the first nine months of fiscal 2004.

The following table summarizes our interventional business net revenue by market for the nine months ended:

                                                            July 31,
Interventional Business Net Revenue (in thousands)       2004         2003
                                                       --------     --------
        Cardiac rhythm management                      $ 14,687     $ 18,740
        Other                                             5,470        5,302
                                                       --------     --------
             Total                                     $ 20,157     $ 24,042

The following table summarizes our interventional business net revenue by product for the nine months ended:

                                                                        July 31,
Interventional Business Net Revenue (in thousands)                 2004         2003
                                                                 --------     --------
         Coils and helices                                       $ 10,628     $ 13,842
         Stylets and other wireforms                                6,032        7,483
         Machining, molding and tool making                         2,115        1,554
         Other                                                      1,382        1,163
                                                                 --------     --------
              Total                                              $ 20,157     $ 24,042

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Interventional business net revenue decreased 16% to $20,157,000 in the first nine months of fiscal 2004 from $24,042,000 in the first nine months of fiscal 2003. The revenue decrease is due to a material slowdown in customer orders for CRM device components. We believe this slowdown in customer orders is due to our customers' accumulation of inventory in prior periods as a result of lower than expected demand for their end devices.

Machining, molding and tool making revenue increased 36% in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. This increase is due to the addition of new customers as well as added capabilities, such as micro machining and micro molding, which have expanded the scope of services we provide.

Our interventional business has customarily experienced variations in revenue from period to period primarily due to inherent variability in the timing of customer draws against annual purchase orders. Such variations are difficult to precisely predict and are expected to continue in the future.

The consolidated gross margin percentage decreased two percentage points, from 44% to 42%, during the first nine months of fiscal 2004 from the same period of fiscal 2003. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities. The decreased gross margin is primarily attributable to decreased gross margins within our interventional business, somewhat offset by revenue mix between the business units being weighted more heavily towards the surgical business in the first nine months of fiscal 2004 (50%) compared same period in fiscal 2003 (44%). Gross margins at our interventional business decreased to 19% in the first nine months of fiscal 2004 from 27% in the first nine months of fiscal 2003. The eight percentage point decrease in interventional gross margins was impacted primarily by two factors. First, five percentage points of the margin decrease is the result of an adjustment of overhead rates attributable to lower production volumes and reduced labor hours, directly related to lower than planned revenue. Second, manufacturing variances resulted in approximately three points of the margin decrease. Factors which resulted in manufacturing variances include: standard costs that are not reflective of current manufacturing costs, labor efficiencies, quality of raw materials and the training costs of new manufacturing staff and processes. Surgical business gross margins decreased one percentage point in the first nine months of fiscal 2004 to 64% from 65% in the same period in fiscal 2003. The decrease is primarily due to higher fixed production costs, which thereby resulted in higher overhead rates associated with fiscal 2004 manufacturing activities.

SG&A expense during the first nine months of fiscal 2004 increased $1,739,000, or 16%, to $12,324,000 from $10,585,000 in the comparable fiscal 2003 period. As a percentage of net revenue, SG&A expense was 30% in the first nine months of fiscal 2004 as compared to 25% in the prior year. Planned increases in regulatory and clinical expenses, facility expansion costs, and marketing efforts, combined with lower than expected revenue levels are the primary reasons for this percentage increase.

R&D expense increased 4% during the first nine months of fiscal 2004 to $2,933,000 from $2,817,000 during the prior year period. As a percentage of revenue, R&D expense was consistent at 7% in the first nine months of both fiscal 2004 and fiscal 2003. In both business units, R&D expense fluctuates from period to period based on the timing and progress through external parties of the projects, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

During the first nine months of fiscal 2004 we incurred $153,000 of other operating expenses, both recorded within our surgical business. We incurred $133,000 of expenses related to a significant acquisition opportunity, which was terminated for a variety of reasons. The remaining $20,000 was for legal fees incurred through July 31, 2004 pertaining to recently filed lawsuits against the Company which allege that the Company and certain of its executive officers violated the Securities Exchange Act of 1934 by issuing false statements about the Company's business and prospects, which artificially inflated the price of the Company's securities. We believe that the lawsuits have no factual basis and intend to vigorously defend the actions. However, we expect to incur additional legal expenses

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

related to these suits in the future, potentially up to $500,000, the deductible under the insurance policy the Company believes provides coverage for such lawsuits.

Operating income decreased 74% in the first nine months of fiscal 2004, to $1,405,000 from $5,335,000 in the first nine months of fiscal 2003. Operating income for our surgical business, after inclusion of the other operating expenses noted above, decreased 26% to $2,692,000 in the first nine months of fiscal 2004 compared with $3,633,000 in fiscal 2003. Operating income from our interventional business decreased from operating income of $1,702,000 in the first nine months of 2003 to an operating loss of $1,287,000 in the first nine months of 2004.

We recorded a provision for income taxes of $527,000 in the first nine months of fiscal 2004, at an effective tax rate of 32.6%, as compared to $1,829,000 at an effective tax rate of 34.3% in the first nine months of fiscal 2003. The 1.7 percentage point decrease in our estimated effective tax rate in fiscal 2004 is primarily due to lower levels of pre-tax income combined with expected comparable levels of R&D tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $14,015,000 at July 31, 2004 as compared to $44,102,000 at October 31, 2003, a decrease of $30,087,000. The decrease in cash is primarily related to our net purchases of $26,959,000 of short-term investments during the first nine months of fiscal 2004. These investments represent highly liquid, low-risk commercial paper with maturities greater than three months. Additional cash used was primarily for investments in capital equipment and facilities necessary to support our expected future growth. As of July 31, 2004, the Company had long-term obligations (including current portions) of $82,000, requiring payments through 2005.

Operating activities provided cash of $1,132,000 in the first nine months of fiscal 2004, as compared to providing cash of $1,513,000 during the first nine months of fiscal 2003. Cash decreases related primarily to accounts receivable (net increase of $1,207,000) and accrued expenses (net decrease of $493,000). Positive cash impacts were related to net income of $1,089,000, depreciation and amortization of $1,877,000 and inventory decreases of $391,000.

Investing activities used $31,649,000 of cash during the first nine months of fiscal 2004, primarily due to the net purchases of $26,959,000 of short-term investments. Additionally, $4,562,000 in purchases of property, plant and equipment and leasehold improvements were made during the first nine months of fiscal 2004. During fiscal 2004, we currently expect to invest up to $6,500,000 in capital assets for various manufacturing, research and development, information technology and facility projects necessary to support our expected future growth.

Financing activities provided $430,000 of cash during the first nine months of fiscal 2004, which consisted of proceeds of $674,000 received upon the exercise of stock options under our stock option plan, offset by $244,000 in cash repayments of capital equipment lease and other long-term obligations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Between June and August 2004, five lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota by individual shareholders who seek to represent a class of purchasers of the Company's common stock during the period from October 16, 2003 and May 18, 2004. The complaints generally allege that the defendants violated the Securities Exchange Act of 1934 by issuing false or misleading statements about the Company's business and prospects, which artificially inflated the price of the Company's securities. No damages have been specified. The Company believes that the lawsuits have no factual basis and intends to vigorously defend the actions. Two related actions brought by individual shareholders who seek to represent the Company derivatively have also been filed in United States District Court for the District of Minnesota. Those lawsuits allege that certain officers and the Company's directors violated their fiduciary duties to the Company. The board has also received a demand to commence a claim against certain directors and officers and is in the process of creating a special litigation committee to address that demand. The Company is unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings. The Company has incurred legal expenses and expects to incur additional legal expenses related to these suits in the future, potentially up to $500,000, the deductible under the insurance policy the Company believes provides coverage for such lawsuits.

The Company is also currently involved in other litigation which is ordinary, routine litigation incidental to its business. Management believes losses, if any, that might eventually be sustained from such other litigation would not be material to the Company's consolidated financial position, results of operations or cash flows for any period. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that the Company's risk management practices, including its insurance coverage, are reasonably adequate to protect against potential material product liability losses.

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

b.    Reports on Form 8-K

         On May 19, 2004, Synovis filed a report on Form 8-K filing certain financial information under Item 5 and furnishing a press release under
         Item 12, all relating to its earnings for the three and six months ended April 30, 2004.

         On May 26, 2004, Synovis filed a report on Form 8-K filing and furnished a transcript of a conference call under Item 12, discussing its financial results for the three and six months ended April 30, 2004.

         On June 9, 2004, Synovis filed a report on Form 8-K under Item 5 and
         Item 7 in connection with a press release expressing sympathy on the death of Anton R. Potami, a board member of the Company.

         On June 23, 2004, Synovis filed a report on Form 8-K under Item 5 and
         Item 7 in connection with a press release announcing the promotion of David Buche to vice president of Synovis Life Technologies, Inc. and chief operating officer of the Synovis Surgical Innovations division.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        SYNOVIS LIFE TECHNOLOGIES, INC.

Dated: September 14, 2004               /s/ Connie L. Magnuson
                                        ----------------------------------------
                                        Connie L. Magnuson
                                        Vice President of Finance,
                                        Chief Financial Officer and
                                        Corporate Secretary
                                        (Principal Financial Officer)

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