Form 10-K
period 2004-10-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2005-01-14
CIK 780127

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1933

           FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-13907

                             ---------------------

                        SYNOVIS LIFE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                             ---------------------

                  MINNESOTA                                      41-1526554
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

                           2575 UNIVERSITY AVENUE W.,
                         ST. PAUL, MINNESOTA 55114-1024
                    (Address of principal executive offices)

                               TELEPHONE NUMBER:
                                 (651) 796-7300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS

                             ---------------------

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

    As of April 30, 2004, 11,518,861 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Registrant's outstanding Common Stock (based upon the last reported sale price of the Common Stock on that date by the Nasdaq National Market), excluding shares owned beneficially by executive officers and directors, was approximately $172,951,936.

    Part III of this Annual Report on Form 10-K incorporates by reference (to the extent specific sections are referred to herein) information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held February 22, 2005 (the "2005 Proxy Statement").

REGISTERED TRADEMARKS:

     APEX Processing(TM), Peri-Strips(R), Peri-Strips Dry(R), PSD Gel(TM), Dura-Guard(R), Vascu-Guard(R), Supple Peri-Guard(R), Peri-Guard(R), CV Peri-Guard(R), Biograft(R), Flo-Rester(R), Vascular Probe(TM), Flo-Thru Intraluminal Shunt(TM), Veritas(R), Navi-Glide(TM), Neurotube(R) and Synovis(TM) are trademarks of the Company.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "should", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors set forth under the heading "Important Factors" beginning in Part I, Item 1A.

                                     PART I

ITEM 1 -- BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

  INTRODUCTION

     Synovis Life Technologies, Inc. ("Synovis" or the "Company"), a diversified medical device company, develops, manufactures and markets products for the surgical and interventional treatment of disease. Our business is conducted in two reportable segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each.

     Our surgical business develops, manufactures and markets implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, leading to better patient outcomes and/or lower costs.

     Our interventional business develops, engineers, prototypes and manufactures coils, helices, stylets, guidewires and other complex micro-wire, polymer and micro-machined metal components used in interventional devices for cardiac rhythm management, neurostimulation, vascular and other procedures.

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

     In July 1998, we acquired Jer-Neen Manufacturing Co., Inc., as the foundation of our present interventional business and subsequently changed Jer-Neen's name to Synovis Interventional Solutions, Inc. in 2001.

     In July 2001, we acquired Micro Companies Alliance, Inc. ("MCA"), a Birmingham, Alabama company which provides products to the niche microsurgery market. MCA's surgical products include the Microvascular Anastomotic Coupler, a patented technology for connecting small arteries and/or veins faster, easier and as effectively as conventional suturing. MCA's name was subsequently changed to Synovis Micro Companies Alliance, Inc.

     In March 2002, our wholly-owned subsidiary Synovis Interventional Solutions, Inc. acquired Emtech, Inc., a privately held company with manufacturing capabilities in injection molding, computer numerical control machining and tool building. Subsequently, we expanded the capabilities of this business to include micro machining, which serves the medical device, pharmaceutical, biotechnology, and precision OEM markets. Emtech, Inc.'s name was subsequently changed to Synovis Precision Engineering, a division of Synovis Interventional Solutions, Inc.

     In April 2003, Synovis Caribe, Inc., a wholly owned subsidiary of Synovis Interventional Solutions, Inc., commenced operations in Dorado, Puerto Rico at a leased 22,700 square foot manufacturing facility. We believe this facility provides us a strategic and tactical advantage, including increasing the manufacturing capacity of our interventional business.

     In September 2003, we completed a $39,000,000 private placement of 1,500,000 shares of our common stock to institutional and other accredited investors. Net proceeds were approximately

$36,500,000 after deducting closing costs and related placement fees. A registration statement covering resale of the shares sold in the placement was declared effective by the Securities and Exchange Commission on October 9, 2003.

     In December 2004, our wholly owned subsidiary Synovis Micro Companies Alliance, Inc. purchased the rights to the Neurotube(R), a bioabsorbable nerve conduit, which is designed to help reconstruct nerves severed as a result of injury or disease.

     Synovis Life Technologies' principal executive offices are located at 2575 University Avenue W., St. Paul, Minnesota 55114-1024. We can be contacted by telephone at (651) 796-7300, by facsimile at (651) 642-9018, or by electronic mail at info@synovislife.com. Our website is www.synovislife.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     For financial information regarding our industry segments, please refer to
Note 3 to our consolidated financial statements under Item 8 of this report.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     The table below summarizes the revenue contributed by our significant products or product lines for the periods indicated.

                                                YEARS ENDED OCTOBER 31,
                                    ------------------------------------------------
                                         2004             2003             2002
                                    --------------   --------------   --------------
                                                    ($ IN THOUSANDS)
NET REVENUE:
Biomaterial Products
  Peri-Strips.....................  $11,860    22%   $11,722    20%   $ 7,237    18%
  Other Biomaterial Products......    8,934    16%     8,135    14%     6,783    17%
Devices for Microsurgery and
  Surgical Tools..................    4,812     9%     4,527     8%     4,461    11%
Other.............................    1,181     2%     1,239     2%     1,065     3%
                                    -------   ----   -------   ----   -------   ----
Total Surgical Business...........   26,787    49%    25,623    44%    19,546    49%

Coils and Helices.................   14,690    27%    18,122    31%    10,888    27%
Stylets and Other Wireforms.......    8,553    15%    10,204    18%     6,617    17%
Machining, Molding and Tool
  Making..........................    3,060     6%     2,252     4%     1,123     3%
Other.............................    1,954     3%     1,788     3%     1,788     4%
                                    -------   ----   -------   ----   -------   ----
Total Interventional Business.....   28,257    51%    32,366    56%    20,416    51%

  Total Net Revenue...............  $55,044   100%   $57,989   100%   $39,962   100%
                                    =======   ====   =======   ====   =======   ====

  PRODUCTS, MARKETS AND COMPETITION

  Description of the Surgical Business

     Our surgical business develops, manufactures and markets implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, leading to better patient outcomes and/or lower costs. Our products are sold by third party distributors and independent sales representatives to surgeons and hospitals under the Synovis brand name.

  Biomaterial Products

     A core competency of our surgical business is the development and manufacture of implantable biomaterial products for use by surgeons in various procedures where reinforcing, reconstructing and repairing tissue and preventing leaks of air, blood or other body fluids is desirable to achieve a favorable outcome. The historical choice when tissue repair is necessary has been to use autologous tissues, requiring the surgeon to excise tissue from another part of the patient's body. Harvesting tissue from the second surgical site may increase the procedural cost and time and increase the risk of complications, leading to additional pain and recovery time for the patient. Use of an available, off-the-shelf implantable medical product, whether tissue-based or synthetic, is an alternative to harvesting autologous tissue from the patient and is a means to reduce surgical costs and improve patient outcomes.

     Our biomaterial products are produced from bovine pericardium. Many of the product characteristics and competitive advantages are derived from the pericardium's collagen composition. Collagen, a fibrous protein found in animals, makes the pericardium durable and provides superior handling characteristics similar to autologous tissue. Host cells deposit a collagen matrix on the surface of the pericardial product allowing the biomaterial product to integrate into the host tissue. The bovine pericardium is processed using proprietary and patented technologies.

     Peri-Strips. More than half of our biomaterial sales are derived from Peri-Strips -- soft tissue stapling buttresses which are used as reinforcement at the surgical staple line to reduce the risk of potentially fatal fluid leaks, most significantly in gastric bypass surgery, a treatment for morbid obesity, and in lung volume reduction surgery ("LVRS"), a treatment for a segment of the late stage emphysema patient population. Peri-Strips accounted for 44% of our surgical business' revenue in fiscal 2004, compared to 46% in fiscal 2003.

     There are presently several factors affecting the gastric bypass market and the market for Peri-Strips: capacity constraints of many surgical practices that perform gastric bypass, the American Society of Bariatric Surgeons driving the development of centers of excellence which specialize in gastric bypass surgery and have an expected lower rate of complications, insurance providers aggravating capacity constraints by encouraging patients towards such centers of excellence, certain hospitals electing not to support gastric bypass programs, concerns of some insurers that offer either health care or liability coverage, and competing products and technologies.

     In August of 2003, the Centers of Medicare and Medicaid Services ("CMS") announced its intent to cover lung volume reduction surgery ("LVRS") following the outcome of a study that spanned seven years. Peri-Strips have been used in this procedure since 1994, but revenue from Peri-Strips usage in LVRS declined substantially after Medicare made a national non-coverage decision related to the surgery in January 1996. In fiscal 1995, the only full year of reimbursement for the surgery, Peri-Strips revenue from this procedure reached $5,550,000. We continued to derive Peri-Strips revenue from LVRS following the CMS national non-coverage decision from non-CMS reimbursed procedures, but product revenue declined each year until surgeons began using the product in gastric bypass in fiscal 2001. We expect increased revenue from Peri-Strips as a result of the CMS LVRS coverage decision, although the amount and timing of such revenue will be impacted by the frequency with which the procedure is performed and the extent to which Peri-Strips are utilized in such procedures.

     Other Biomaterial Products. Our other biomaterials product group includes Tissue-Guard and Veritas. Our Tissue-Guard product line is composed of biomaterial products used to repair and replace damaged tissue in cardiac, vascular, thoracic and abdominal surgeries and to repair the membrane covering the brain following neurosurgery. Our Veritas product line has market clearance for use in pelvic floor reconstruction, stress urinary incontinence treatment, vaginal and rectal prolapse repair as well as soft tissue repair. Veritas is remodelable, as demonstrated in animal studies with the formation of new blood vessels and host cell in-growth occurring into the Veritas patch in as early as 28 days. Other Biomaterial products accounted for 33% of our surgical business' revenue for fiscal 2004, compared to 32% during fiscal 2003.

  Devices for Microsurgery and Surgical Tools

     In addition to our biomaterial products, our surgical business offers devices for microsurgery and surgical tools designed to enhance productivity in a variety of cardiovascular, microsurgical and other surgical procedures. The device we believe to have the greatest potential is the Microvascular Anastomotic Coupler (the "Coupler"), a patented mechanical anastomotic product comprised of a pair of implantable, single-use rings. The Coupler is available in five sizes, ranging from 1.0mm to 3.0mm in diameter, to fit varying vessel diameters. We are working to expand the offerings of the Coupler to include 3.5mm and 4.0mm sizes, and expect to launch these additional sizes during fiscal 2005. The Coupler enables microsurgeons in numerous surgical specialties, including plastic and reconstructive, head and neck, orthopedic and hand, to perform highly effective anastomotic microsurgical procedures (the connecting of miniscule veins and arteries) faster, more easily and as or more dependably than traditional suture or sleeve anastomosis. The current device is used primarily with veins.

  Competition

     Our surgical products compete primarily on the basis of product performance and service. The surgical markets in which we compete are characterized by intense competition. These markets are dominated by very large, established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than we have. Many of these competitors offer broader product lines within our specific product market, particularly in our surgical tool markets and/or in the general field of medical devices and supplies. Broad product lines give many of our competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that compete with our products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have an advantage in marketing competing products to group purchasing organizations, health maintenance organizations and other managed care organizations that increasingly seek to reduce costs by centralizing and consolidating their purchasing functions.

     Competition with our biomaterial products is primarily from synthetic materials, other biological tissues and cadaveric tissue. The ability of these alternative products to compete with our biomaterial products vary based on each such product's indications for use, relative features and benefits and surgeon preference.

     There are presently two large private companies (W.L. Gore and Cook Group Inc.) with buttress products competing with Peri-Strips in the gastric bypass market. In addition, we also face indirect forms of competition, which include alternate surgical techniques such as oversewing the staple line and alternative procedures such as gastric banding. There can be no assurance that competing products or indirect forms of competition will not achieve greater acceptance or that future products or alternative treatments for morbid obesity will not offer similar or enhanced performance advantages.

     Synthetic materials are generally cheaper to produce and to the extent that comparable synthetic materials are available and effective in surgical procedures, we face significant price competition for our biomaterial products. There are other multi-purpose patches made from bovine and other types of animal tissue that compete with our products. We do not believe that these alternative bovine pericardium products have specific Food and Drug Administration ("FDA") marketing clearance for all surgical specialty markets in which we compete.

     Cadaveric tissue from tissue banks or from commercial distributors is sometimes utilized in neurological surgery and is often the choice for urologic procedures. We believe that the collagen characteristics exclusive to our biologic tissue, the strength of the multi-directional fibers of the pericardial substrate, the special configuration of our biomaterial products, and the proprietary tissue-fixation and purification processes we employ, offer significant benefits in product performance over cadaveric tissue and synthetic materials.

     Patent protection of our key products and manufacturing processes is an important component of our competitive position. The method by which Peri-Strips are attached to surgical staplers offers an ease of use advantage and is patent protected with regard to any and all materials. In addition, the manufacturing process of our remodelable Veritas product is patented.

  Description of the Interventional Business

     Our interventional business develops, engineers, prototypes and manufactures coils, helices, stylets, guidewires and other complex micro-wire, polymer and micro-machined metal components used in interventional devices for cardiac rhythm management, neurostimulation, vascular and other procedures. These products are sold primarily to other medical device manufacturing companies who incorporate them into their own products. In addition, our interventional business is designing and developing proprietary technology platforms which can be adapted for our customers.

     During the second quarter of fiscal 2003, our interventional business opened Synovis Caribe, Inc., a manufacturing facility in Puerto Rico. We believe this facility provides us a strategic and tactical advantage, including increasing the manufacturing capacity of our interventional business.

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

     Machining, Molding and Tool Making. Machining, molding and tool making provides micro-machining, polymer injection molding, micro-molding and CNC machining for customers in the medical device, pharmaceutical, biotechnology, instrumentation and electronics industries.

  Competition

     Our interventional business competes on the basis of superior quality of processes and production, rapid and flexible customer response, early development partnering and a fair price. Because the component parts provided by our interventional business usually comprise a minor portion of the total device-level price, we believe vendor performance and responsiveness are generally more critical competitive factors. There are several competitors to our core interventional business, most of which are substantially larger. Given the concentration of the wire component product industry, we believe that medical device customers are generally motivated to promote healthy competition among their various suppliers in order to ensure multiple supply sources for their critical device components.

     The primary medical device companies involved in the interventional cardiac and neurological markets include Medtronic, Guidant Corporation, St. Jude Medical, Boston Scientific and Johnson and Johnson Cordis. In addition, numerous early stage companies are pursuing new technologies in cardiovascular and interventional medicine. We anticipate that the cardiovascular and interventional medicine industry will continue to experience significant consolidation with the acquisition of earlier stage companies by the major industry participants. Although there can be no assurance, we believe that this consolidation will not hinder our interventional segment's growth opportunity as the major participants are expected to continue to seek multiple supply sources for critical device components such as those we offer.

  INTELLECTUAL PROPERTY

  Surgical Business

     In our surgical business, we protect our technology through patents, trade secrets, and proprietary know-how. We also seek to protect our technology through confidentiality agreements with employees, consultants and other parties. Supple Peri-Guard, which is used in the manufacture of the majority of our Tissue-Guard products, is protected exclusively by trade secrets. We hold United States patents related to Peri-Strips and Veritas Collagen Matrix. One of our patents on Peri-Strips includes provisions for the method of application of any material -- biological or synthetic -- to the surgical stapler. We also have the exclusive, worldwide, perpetual license to make, use and sell our Coupler products, which are patent protected.

  Interventional Business

     In our interventional business, we rely primarily on trade secret protection for our processes. We seek to practice a strict trade secret discipline with all employees, consultants, customers and other parties. We also maintain a confidentiality protocol on behalf of each of our customers, consistent with the business sensitivity to customer expectations and needs. The technology and equipment used in the interventional product manufacturing process is a combination of proprietary know-how and adaptation and development utilizing readily available components and equipment. Additionally, our interventional business is moving towards patent protection of proprietary technology platforms. During fiscal 2004, our interventional business was issued two patents from the U.S. Patent and Trademark Office -- one for a steerable stylet delivery system and another for an adjustable stiffness stylet delivery system.

  MARKETING AND CUSTOMERS

  Surgical Business

     Our surgical business' marketing and sales strategies include supporting our superior quality products with innovative and effective sales and marketing programs. These programs include advertising and direct mail campaigns, participation in surgical trade shows, support of the gathering, publication and presentation of clinical data and new product information by key surgeons, and collaboration with key surgeons on educational activities. An important strategy is to identify and assess customer needs. This is accomplished by developing and maintaining a close working relationship with the hospitals and surgeons who purchase and use our products and through observations and interactions with our customers.

     Our surgical business sells almost all of its products through a combination of third-party distributors and independent sales representatives. Our marketing and sales group works closely with these distributors and representatives to implement marketing strategies and to provide product training and support. Written agreements with distribution partners generally impose limited geographic exclusivity and minimum purchase requirements which approximate the distributor's estimates of growth that can be accomplished. These agreements may be terminated upon breach of the agreement by the distributor, including breach of the minimum sales obligations imposed by the agreement.

     In November 2004, we announced that our surgical business will transition to new distributors for our surgical products in a large distribution territory during fiscal 2005. Our current distributor, whose territory covers approximately 22% of the United States population and approximately 200 hospitals, will continue selling through our second fiscal quarter. New distributors will begin field activities with us in our second fiscal quarter, and will be fully responsible for sales initiatives beginning in our third fiscal quarter.

  Interventional Business

     Our interventional business strategy is to proactively seek significant business relationships with both our large participants and early development firms in major markets including cardiac rhythm management ("CRM"), neurostimilation and vascular intervention. The primary marketing strategy is to provide a rapid, flexible and creative response to customer needs, coupled with state of the art, high quality production. Additionally, our marketing strategy seeks to differentiate ourselves from competitors by promoting our custom development and engineering capabilities, supported by a relatively large engineering and technical staff, and extensive medical device experience amongst its professional employees. The utilization of these highly technical solutions and timely, effective delivery of development prototypes is believed to provide a key competitive advantage to both the customer and our interventional business. Our interventional facilities in Lino Lakes are ISO 9001-2000 certified and expect to pursue ISO 13485:2003 compliance in fiscal 2005, a demonstration to our customers of our quality commitment. Our facility in Dorado, Puerto Rico achieved ISO 13485:2003 compliance in August 2004.

     Information regarding our significant customers is included in Note 10 to our consolidated financial statements under Item 8 of this report.

  ADDITIONAL INFORMATION REGARDING THE SURGICAL AND INTERVENTIONAL BUSINESSES

  Backlog

     Based on experience, we believe that backlog is not a meaningful predictor of future revenue levels in either of our businesses.

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

  Research and Development

     As a component of our business growth strategy, we continue to make a significant investment in research and development ("R&D") as well as new product design and engineering in both our surgical and interventional businesses. Our consolidated R&D expense for fiscal 2004, 2003 and 2002 was $4,072,000, $3,806,000 and $2,272,000, respectively.

     The R&D activities our surgical business is expecting to advance in fiscal 2005 include new applications for Veritas, additional products for colon and colorectal opportunities, product enhancements related to Peri-Strips and advancing the technology of the Coupler. Our surgical business' longer-term initiatives, among others, include expansion of the Coupler into the coronary and/or other markets. We cannot estimate the probability of success, timing of completion or project costs related to this project due to growing FDA scrutiny with regards to such a device.

     In fiscal 2005, our interventional business' R&D initiatives will continue to focus on designing and developing proprietary technology platforms which can be adapted for our customers. Recent R&D efforts included technology platforms for a steerable stylet and an adjustable stiffness stylet. The steerable stylet technology will initially be used for placement of CRM and neurostimulation leads. We expect to advance these and other technologies to indications where they could be adapted to deliver devices and therapy.

  GOVERNMENTAL REGULATION

  General

     The medical device industry in which our businesses operate is subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping and surveillance procedures for medical devices.

  Food and Drug Administration

     FDA regulations classify medical devices based on perceived risk to public health as either Class I, II or III devices, which are subject to general controls, special controls or pre-market approval ("PMA") requirements, respectively. While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices to be cleared by a 510(k) pre-market notification prior to marketing. This establishes that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 became effective. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If the product is notably new or different and substantial equivalence cannot be established, the FDA will require the manufacturer to submit a PMA application for a Class III device that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United

States. The process of obtaining PMA approval can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all. FDA controls the indicated uses for which a product may be marketed and strictly prohibits the marketing of medical devices for unapproved uses. FDA can withdraw products from the market for failure to comply with laws or the occurrence of safety risks.

     Of our current medical device products, Biograft is a Class III device. All other surgical products and the Navi-Glide steerable stylet have been classified as Class II medical devices and have received 510(k) marketing clearance from the FDA. For our interventional components, our customers are responsible for obtaining FDA market clearance for their end devices, of which our products are components of. Devices incorporating our interventional components are also subject to FDA marketing clearance, which is the responsibility of our customers.

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

  International Regulation

     International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations and duties and tax. Many of these regulations are similar to those of the FDA. With the exception of the European Union ("EU"), Canada and Australia, we typically rely on our surgical independent distributors covering a given country to comply with the majority of the foreign regulatory requirements, including registration of our devices with the appropriate governmental authorities. To date, and to the best of our knowledge, we have complied with the regulatory requirements in the foreign countries in which our surgical devices are marketed. We do, however, face certain regulatory risks in international markets related to our bovine tissue products, which are discussed in Part I, Item 1A of this Report.

     The registration system in the EU for our surgical devices requires that our quality system conform with international quality standards and that our surgical devices conform with "essential requirements" set forth by the Medical Device Directive ("MDD"). Manufacturing facilities and processes under which our surgical devices are produced are inspected and audited by the British Standards Institute ("BSI") to verify our compliance with the essential requirements of the MDD, as well as supplementary requirements for "Medical Devices Incorporating Animal Tissue." BSI verifies that our quality system conforms with the international quality standard and that our products conform with the "essential requirements" and "supplementary requirements" set forth by the MDD for the class of surgical devices we produce. BSI certifies our conformity with both the quality standards and the MDD requirements, entitling us to place the "CE" mark on all our current surgical devices, except Biograft, which is exempt. See the discussion on the risk factors of Biograft in Item 1, Part 1A of this Report.

  THIRD PARTY REIMBURSEMENT

     Our surgical devices are purchased primarily by hospitals and other users, while the interventional business' component products are sold directly to medical device manufacturers which, in turn, sell finished medical devices to hospitals and other end-users. Hospitals and end-users of such products bill various third party payers for the services provided to the patients. These payers, which include Medicare,

Medicaid, private health insurance plans and managed care organizations, reimburse all or part of the costs and fees associated with the procedures utilizing our products and/or components.

     The availability and level of reimbursement from third-party payers is significant to our business. With Medicare beneficiaries, CMS may establish a national coverage policy, including the amount to be reimbursed, for coverage of claims submitted for reimbursement related to a specific procedure. Private health insurance plans and managed care organizations make their own determinations regarding coverage and reimbursement based either upon "usual and customary" fees or, increasingly, upon a prospective payment system.

     In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators and regulators and third party payers to curb these costs. The development or increased use of more cost effective treatments for diseases could cause such payers to decrease or deny reimbursement for surgeries or to favor non-surgical alternatives to those surgical procedures currently utilizing our surgical products. A significant number of Americans enroll in some form of managed care plan. Higher managed care utilization typically drives down the payments for health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. We cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payer measures within a constantly changing healthcare landscape may have on our future business, financial condition or results of operations.

  EMPLOYEES

     At October 31, 2004, we employed approximately 420 full-time and part-time individuals, with approximately 185 employees in our surgical business and 235 in our interventional business. Our employees are not represented by a union, and we consider our relationship with our employees to be good.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     For information regarding our major customers and net revenue by geographic area, please refer to Note 10 to our consolidated financial statements under
Item 8 of this report.

ITEM 1A -- IMPORTANT FACTORS

     The following factors are important and should be considered carefully in connection with any evaluation of our business, financial condition, results of operations and prospects. Additionally, the following factors could cause our actual results to materially differ from those reflected in any forward-looking statements.

WE MAY NOT BE ABLE TO MANAGE FLUCTUATIONS IN REVENUES.

     Our revenues have fluctuated significantly over the past several years. In fiscal 2004, our revenues decreased five percent from the prior year. In fiscal 2003 and 2002 we achieved growth of 45% and 40%, respectively, primarily through successful acquisitions, internal product and technology development, and increased market acceptance of our products. There can be no assurance that we can manage the significant challenges that accompany such fluctuations in revenue, including alignment of infrastructure to match revenue levels, appropriate staffing levels, and manufacturing flexibility. In addition, there can be no assurance that we will be able to identify and successfully consummate acquisitions, develop new products and applications, and increase market acceptance of our products to the degree necessary to achieve rates of revenue growth and profitability in future periods comparable to those experienced in fiscal 2003 and 2002. Additionally, our interventional business has customarily experienced variations in revenue from period to period primarily due to inherent variability in the timing of customer demand. Such variations are difficult to precisely predict and are expected to continue in the future.

WE ARE PRESENTLY INVOLVED IN CLASS ACTION LITIGATION.

     Between June and August 2004, five lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota by individual shareholders who seek to represent a class of purchasers of the Company's common stock during the period from October 16, 2003 to May 18, 2004. The complaints generally allege that the defendants violated the Securities Exchange Act of 1934 by issuing false or misleading statements about our business and prospects, which artificially inflated the price of the Company's securities. No damages have been specified. We believe that the lawsuits have no factual basis and intend to vigorously defend the actions. Two related actions brought by individual shareholders who seek to represent the Company derivatively have also been filed in United States District Court for the District of Minnesota. Those lawsuits allege that certain officers and the Company's directors violated their fiduciary duties to the Company. The Company's Board of Directors has also received a demand to commence a claim against certain directors and officers and has created a special litigation committee to address that demand. We are unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings and have not recorded a liability in our consolidated balance sheet. We have incurred legal expenses and expect to incur additional legal expenses related to these suits in the future, potentially up to $500,000 in aggregate, the deductible under the insurance policy we believe provides coverage for such lawsuits.

WE FACE SIGNIFICANT COMPETITION FROM ESTABLISHED COMPETITORS IN THE MEDICAL DEVICE INDUSTRY.

     We face intense competition. The medical device industry is highly competitive and characterized by rapid innovation and technological change. We expect technology to continue to develop rapidly, and our success will depend to a large extent on our ability to maintain a competitive position with our technology. There can be no assurance that we will be able to compete effectively in the marketplace or that products developed by our competitors will not render our products obsolete or non-competitive. Similarly, there can be no assurance that our competitors will not succeed in developing or marketing products that are viewed by surgeons as providing superior clinical performance or are less expensive relative to the products we currently market or may develop.

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

WE ARE DEPENDENT ON A SINGLE CUSTOMER FOR A LARGE PERCENTAGE OF THE SALES IN OUR INTERVENTIONAL BUSINESS.

     One customer accounts for a large percentage of the sales of our interventional business. This customer represented 46% and 56% of this business segment's revenue for the years ended October 31,

2004 and 2003, respectively. We provide multiple products to this customer, which are ultimately incorporated into a variety of medical devices. There can be no assurance that we will be able to maintain our relationship with this significant customer, or, in the event of a deterioration or termination of the relationship, that we will be able to achieve the same production levels with new or existing customers. The significant deterioration or loss of this customer could materially adversely affect our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO ADEQUATELY ENFORCE OR PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR TO PROTECT OURSELVES AGAINST THE INFRINGEMENT CLAIMS OF OTHERS.

     In our surgical business, we protect our technology through patents, trade secrets, and proprietary know-how. We also seek to protect our technology through confidentiality agreements with employees, consultants and other parties. In our interventional business, we rely largely on trade secret protection for our processes, although we are seeking patent protection of proprietary technology platforms, and in fiscal 2004 have been issued two patents from the U.S. Patent and Trademark Office.

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

     The medical device industry is characterized by frequent and substantial intellectual property litigation, and competitors may resort to intellectual property litigation as a means of competition. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of the outcome, could result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Litigation may also be necessary to enforce patents issued to us and license agreements entered into by us, to protect our trade secrets or know-how or to determine the enforcement, scope and validity of the proprietary rights of others. An adverse determination in any such proceeding could subject us to significant liabilities to third parties or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that the necessary licenses would be available to us on satisfactory terms, if at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, which, in turn, would have a material adverse effect on our business, financial condition and results of operations.

OUR FAILURE TO OBTAIN REGULATORY CLEARANCE/APPROVAL AND MAINTAIN REGULATORY COMPLIANCE FOR ANY OF OUR PRODUCTS WOULD IMPACT OUR ABILITY TO GENERATE REVENUE FROM THOSE PRODUCTS.

     We must comply with FDA regulations to market our products in the United States. The medical device industry in which our business operates is subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping and surveillance procedures for medical devices including our surgical devices, any interventional devices and those medical devices which incorporate our interventional business component products.

     The process of obtaining marketing clearance or approvals from the FDA for new products and new applications for existing products can be time-consuming and expensive, and there is no assurance that such clearance/approvals will be granted, or that the FDA review will not involve delays that would adversely affect our ability to commercialize additional products or additional applications for existing products. Some of our surgical products and those devices incorporating interventional components that are in the research and development stage may be subject to a lengthy and expensive pre-market approval process with the FDA. FDA has the authority to control the indicated uses of a medical device. Products can also be withdrawn from the market due to failure to comply with regulatory standards or the occurrence of unforeseen problems. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us.

     Our manufacturing facilities and processes are subject to regulation. The FDA, various state agencies and foreign regulatory agencies inspect our manufacturing facilities to determine whether we are in compliance with various regulations relating to quality systems, such as manufacturing practices, validation, testing, quality control, product labeling and product surveillance. A determination that we are in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures and, in extreme cases, criminal sanctions, depending on the nature of the violation.

     We must obtain regulatory approvals to market our products internationally. The registration scheme in the majority of international markets (e.g. Europe, Canada) for our surgical business' products requires that our quality system conforms to international quality standards. Compliance with these requirements as well as product standards allows their sale in these countries. There can be no assurance that we will be able to maintain compliance with these regulations. In addition, there can be no assurance that we will be successful in obtaining registration for new product introductions. Devices incorporating our interventional products are also subject to these requirements, and there can be no assurance that we or our interventional business customers will be successful in obtaining or maintaining compliance with the international regulatory scheme for current or future products.

     Further, international regulatory bodies have established varying additional regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely, in part, on our surgical independent distributors to comply with such foreign regulatory requirements. As a result, our communication with foreign regulatory agencies may be indirect as it occurs through the foreign distributor. The inability or failure of independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors' ability to sell our surgical products internationally and thereby adversely affect our business, financial condition and results of operations.

BECAUSE OUR BIOMATERIAL PRODUCTS ARE MANUFACTURED FROM BOVINE PERICARDIUM, PERCEPTIONS ABOUT BOVINE SPONGIFORM ENCEPHALOPATHY MAY IMPACT OUR SALES.

     Under the direction of the USDA, the U.S. government has had an active program of surveillance and import controls since the late 1980s designed to prevent the introduction of Bovine Spongiform Encephalopathy ("BSE") into U.S. cattle. The USDA program includes certain feed restrictions beginning in 1997. While BSE had previously been endemic to certain European Union markets, the first and only known case involving cattle in the U.S. was reported in December 2003. The World Health Organization has categorized the levels of BSE infectivity of tissue. Using this scheme, pericardium (which primarily consists of collagen) is categorized as no detectable infectivity. The European authorities have specifically reviewed our biomaterial sourcing and manufacturing processes and have also certified our bovine pericardium products.

     We obtain all of the raw pericardium for our biomaterial products from USDA-inspected slaughterhouses. The pericardium is collected under strict conditions; a USDA inspector examines each heart for disease and anomalies prior to harvesting the pericardium. Additional measures are also taken to ensure brain and spinal cord matter does not come into contact with the pericardium. Our tissue products are manufactured with sodium hydroxide, a processing technique recommended by international experts to remove or inactivate the prion, the agent believed to cause BSE, should it exist in the tissue. Pericardium is sourced from animals who are 30 months or younger. BSE clinical detectability is found in older animals. Sourcing from younger animals markedly decreases the likelihood of BSE transmission. Notwithstanding these safeguards, if BSE is found in cattle in the U.S. and/or the perception of risk associated with BSE increases, it could have a material adverse effect on our business, financial condition and results of operations.

     Our Dura-Guard product has not been approved for sale in France, nor are any of our bovine-based products currently approved for sale in Japan. We understand that regulatory approvals will not be granted in the present environment within those countries for use of animal derived products, including bovine pericardium, unless traceability to the specific source can be established. Total international sales of our bovine-based products accounted for 5.6% and 4.7% of our consolidated net sales for the year ended October 31, 2004 and 2003, respectively, and increased 14% over the previous year. Any prohibition by certain other countries of bovine pericardium products as a result of concerns related to BSE could have an adverse effect on our ability to maintain or grow international sales of these products.

     In 2004, the EU enacted medical device regulations that require product specific evaluation of bovine-based products for potential BSE patient health risks. All bovine-based surgical products currently sold in the EU are subject to this evaluation. Our bovine based products have been evaluated and have obtained approval.

ONE OF OUR PRODUCTS, THE BIOGRAFT, CONTAINS HUMAN TISSUE PRODUCTS THAT WILL BECOME SUBJECT TO MORE STRICT REGULATION IN THE UNITED STATES AND EUROPE.

     Spurred by incidents of the transmission of human disease during tissue transplantation, both the United States and Europe have recently focused attention on the safety of donor tissue and tissue processing establishments. In the United States, medical devices containing human tissue will be subject to additional controls, including umbilical cord vein grafts such as our Biograft product. As a result, Biograft will be subject to regulations that include screening and donor testing procedures effective May 2005.

     The medical device directive issued by the EU explicitly excludes medical devices from human tissue; however, there is an effort to include such devices under a comprehensive regulatory program. In Europe, Biograft will be subject to additional regulations that parallel U.S. regulations. These additional regulations are expected to be finalized in 2006.

     As a result, these additional regulatory requirements could make it uneconomical to sell Biograft. Revenue from Biograft was $907,000 and $977,000 in fiscal 2004 and 2003, respectively.

WE MAY FACE THE RISK OF PRODUCT LIABILITY CLAIMS AND PRODUCT RECALLS THAT COULD RESULT IN COSTLY AND TIME CONSUMING LITIGATION AND SIGNIFICANT LIABILITY.

     The medical device industry historically has been litigious, and the manufacture and sale of our products inherently entail a risk of product liability claims. In particular, our principal surgical devices and a significant portion of our interventional component products are designed to be permanently placed in the human body, and production or other errors could result in an unsafe product and injury to the patient. Although we maintain product liability insurance in amounts believed to be adequate based upon the nature and risks of our business in general and our actual experience to date, there can be no assurance that one or more liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms, if at all. Furthermore, we do not expect to be able to obtain insurance covering our costs and losses as the result of any recall of our products due to alleged defects, whether such a recall is instituted by us or required by a regulatory agency. A product liability claim, recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

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

     In November 2004, we announced that our surgical business will transition to new distributors for our surgical products in a large distribution territory during fiscal 2005. Our current distributor, whose territory covers approximately 22% of the United States population and approximately 200 hospitals, will continue selling through our second fiscal quarter ending April 30, 2005. New distributors will begin field activities with us in our second fiscal quarter, and will be fully responsible for sales initiatives beginning in our third fiscal quarter. Factors that could impact sales in the region during and after the change in distribution include, but are not limited to, the effectiveness of training of new sales reps on our products, our ability to successfully convert hospital purchasing from previous distribution to new distribution and the ever-present potential of increased competition.

DUE TO THE UNPREDICTABILITY OF THE HEALTH CARE INDUSTRY, OUR CUSTOMERS MAY NOT BE ABLE TO RECEIVE THIRD PARTY REIMBURSEMENT FOR THE SURGICAL PROCEDURES UTILIZING OUR PRODUCTS.

     Our surgical products are purchased primarily by hospitals and other users, and we sell our interventional component products directly to medical device manufacturers who, in turn, sell finished medical products to hospitals and other end-users. Hospitals and end-users of our products bill various third-party payers, including government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Third-party payers may deny reimbursement if they determine that a procedure was not in accordance with established third-party payer protocol regarding treatment methods. Our surgical products are reimbursed as a component of the overall surgical procedure reimbursement obtained from the third-party payer.

     Third-party payers are also increasingly challenging the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. While we believe our pricing is appropriate for the niche markets and technology of our products, we are unable to predict what changes will occur made in the reimbursement methods used by third-party payers. There can be no assurance that surgical procedures in which our products are directly or indirectly used will continue to be considered cost-effective by third-party payers, that reimbursement for such procedures will be available or, if available, will continue, or that third-party payers' reimbursement levels will not adversely affect our ability to sell our products on a profitable basis. The cost of health care has risen significantly over the past decade, and there have been and may continue to be proposals by legislators, regulators and third-party payers to curb these costs.

     Failure by hospitals and other users of our products to obtain reimbursement from third-party payers for procedures in which our products are used, changes in third-party payers' policies towards reimbursement for procedures directly or indirectly using our products or legislative action could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON HIGHLY SPECIALIZED EQUIPMENT TO MANUFACTURE OUR PRODUCTS AND LOSS OF OR DAMAGE TO OUR MANUFACTURING FACILITIES COULD RESULT IN SIGNIFICANT LOSSES.

     We operate a single manufacturing facility for our surgical business and three manufacturing facilities for our interventional business, with certain overlapping capabilities for manufacturing stylets, coils and helices. The loss of or damage to any manufacturing facility due to natural disaster, equipment failure or other difficulty could result in significant delays in production. Locating third party manufacturers to manufacture our products in such event would likely be difficult given the specialized equipment and processes necessary to produce those products. Although we maintain business interruption insurance to address the financial impact on our business, any sustained period of suspended production would likely have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2 -- PROPERTIES

     The Company has a lease for the corporate headquarters and surgical business, totaling 65,000 square feet, located at 2575 University Ave. W., St. Paul, Minnesota.

     - The base rent of the first lease for 36,000 square feet, which commenced August 1, 1995 and was due to expire July 31, 2005, is approximately $255,000 annually. An extension of the first lease was completed, extending the term to December 31, 2008, at a base rent to be determined based on market price on August 1, 2005.

     - In fiscal 2003, the Company signed an addendum lease to expand the office and manufacturing space at 2575 University Ave. W. by 29,000 square feet, which commenced on January 1, 2004 and runs through December 31, 2008. Annual base rent for the additional 29,000 square feet from January 2004 through December 2006 is approximately $316,000, and from January 2007 through December 2008 is approximately $330,000.

     The Company also has leases on three facilities for its interventional business totaling 33,000 square feet at 471 and 475 Apollo Drive, Lino Lakes, Minnesota.

     - The first lease for 25,000 square feet, commenced December 1, 1997 and is scheduled to expire on December 31, 2007. The base rent is approximately $113,000 annually.

     - The base rent of the second lease for 4,000 square feet, which commenced April 1, 1999 and expires on March 31, 2009 is approximately $19,000 annually.

     - The base rent of the third lease for 4,000 square feet, which commenced on December 1, 2003 and expires on March 31, 2009, is approximately $27,000.

     The Company leases approximately 22,700 square feet for its Caribe facility at Road 693, Km. 7.3, Dorado, Puerto Rico. The base rent of this lease, which commenced January 1, 2003 and expires February 28, 2008, is approximately $93,000 annually.

     The Company leases approximately 3,750 square feet for its MCA facility at 439 Industrial Lane, Birmingham, Alabama. The base rent of this lease, which commenced July 1, 2002 and expires June 30, 2005, is $33,600 annually.

     The Company pays apportioned real estate taxes and common costs on its St. Paul and Lino Lakes leased facilities. The Company also owns a 20,000 square foot manufacturing facility at 400 Apollo Drive, Lino Lakes, Minnesota, which was acquired in conjunction with an acquisition of a business in March 2002.

ITEM 3 -- LEGAL PROCEEDINGS

     Between June and August 2004, five lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota by individual shareholders who seek to represent a class of purchasers of the Company's common stock during the period from October 16, 2003 to May 18, 2004. The complaints generally allege that the defendants violated the Securities Exchange Act of 1934 by issuing false of misleading statements about our business and prospects, which artificially inflated the price of the Company's securities. No damages have been specified. We believe that the lawsuits have no factual basis and intend to vigorously defend the actions. Two related actions brought by individual shareholders who seek to represent the Company derivatively have also been filed in United States District Court for the District of Minnesota. Those lawsuits allege that certain officers and the Company's directors violated their fiduciary duties to the Company. The Company's Board of Directors has also received a demand to commence a claim against certain directors and officers and has created a special litigation committee to address that demand. We are unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings and have not recorded a liability in our consolidated balance sheet. We have incurred legal expenses and expect to incur additional legal expenses related to these suits in the future, potentially up to $500,000 in aggregate, the deductible under the insurance policy we believe provides coverage for such lawsuits.

     From time to time, the Company may become involved in litigation which is ordinary, routine litigation incidental to its business. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that the Company's risk management practices, including its insurance coverage, are reasonably adequate to protect against potential material product liability losses.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers, their ages, and their offices held as of October 31, 2004 are as follows:

NAME                                    AGE                   TITLE
----                                    ---                   -----
Karen Gilles Larson...................  62    President, Chief Executive Officer and
                                              Director
David A. Buche........................  43    Vice President and COO of Synovis
                                              Surgical Innovations
Michael K. Campbell...................  53    President of Synovis Micro Companies
                                              Alliance, Inc.
Mary L. Frick.........................  51    Vice President of
                                              Regulatory/Clinical/Quality Affairs
Evan S. Johnston......................  44    Vice President of Operations of
                                              Synovis Surgical Innovations
Richard W. Kramp......................  59    President and COO of Synovis
                                              Interventional Solutions
Connie L. Magnuson....................  43    Vice President of Finance, Chief
                                              Financial Officer and Corporate
                                              Secretary
B. Nicholas Oray, Ph.D. ..............  53    Vice President of Research and
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

     David A. Buche. Mr. Buche has served as a Vice President and Chief Operating Officer of Synovis Surgical Innovations since May 2004. From January 1998 to May 2004, he served as Vice President of Marketing and Sales of Synovis Surgical Innovations. Prior to January 1998, Mr. Buche held the positions of Director of Marketing from November 1997 and Director of International Marketing and Sales from March 1995. From 1988 to February 1995, Mr. Buche held various product and sales management positions at Spectranetics Corporation, a company that develops and markets technology for interventional cardiovascular therapy.

     Michael K. Campbell. Mr. Campbell has served as President of Synovis Micro Companies Alliance since July 6, 2001, the acquisition date of MCA by the Company. Prior to the acquisition he was President and CEO of MCA from July 2000 through July 2001. From June 1999 to May 2000, Mr. Campbell served as Executive Vice President of PrimeSource Surgical, a specialty operating room distributor. From 1979 to June 1999, he was with Futuretech, Inc., a specialty medical distribution company serving the southeastern United States, and served as principal board member and Vice President.

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

     Richard W. Kramp. Mr. Kramp has served as President and Chief Operating Officer of the Company's interventional business since August 2004. Prior to joining the Company, Mr. Kramp most recently served as the president and chief operating officer of Medical CV, Inc. From 1988 to 2003, Mr. Kramp served as President and Chief Operating Officer, and then President and Chief Executive Officer, as well as a Board Member at ATS Medical. From 1978 to 1988, Mr. Kramp held sales and marketing positions at St. Jude Medical, serving as Vice President of Sales and Marketing from 1981. Earlier, Mr. Kramp held sales management positions with Life Instruments, Inc., engineering positions with Cardiac Pacemakers, Inc., now part of Guidant Inc. Mr. Kramp has also served on the boards of C.A.B.G., Inc., Enpath Medical, Inc., Optical Sensors and the Lillehei Surgical Society.

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

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

  PRICE RANGE

     The Company's common stock is currently traded on the Nasdaq National Market under the symbol "SYNO." The following table sets forth, for each of the fiscal periods indicated, the range of high and low closing sale prices per share as reported by the Nasdaq National Market. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

                                                          2004              2003
                                                     ---------------   ---------------
QUARTER ENDED                                         HIGH     LOW      HIGH     LOW
-------------                                        ------   ------   ------   ------
January 31.........................................  $27.35   $16.19   $ 9.74   $ 8.00
April 30...........................................   17.40    14.07    14.88     9.00
July 31............................................   15.84     8.49    27.78    12.00
October 31.........................................   11.50     8.07    31.97    20.86

  DIVIDENDS

     The Company has not declared or paid any cash dividends on its common stock since its inception, and the Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future.

  SHAREHOLDERS

     As of November 30, 2004, there were approximately 5,500 beneficial owners and 1,000 registered shareholders of the Company's common stock.

ITEM 6 -- SELECTED FINANCIAL DATA

SUMMARY STATEMENTS OF INCOME DATA

                                               FOR THE YEAR ENDED OCTOBER 31,
                                       -----------------------------------------------
                                        2004      2003      2002      2001      2000
                                       -------   -------   -------   -------   -------
                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenue..........................  $55,044   $57,989   $39,962   $28,535   $22,098
Gross margin.........................   22,495    25,430    19,004    13,975    11,209
Operating income.....................    1,557     7,348     4,550     2,626       879
Net income...........................    1,278     4,973     3,041     1,755       589
Basic and diluted earnings per share
  Basic..............................     0.11      0.50      0.32      0.19      0.07
  Diluted............................     0.11      0.47      0.31      0.19      0.07
Weighted average shares outstanding
  Basic..............................   11,522     9,920     9,435     9,037     8,907
  Diluted............................   11,986    10,574     9,849     9,364     9,041

SUMMARY BALANCE SHEET DATA

                                                      AS OF OCTOBER 31,
                                       -----------------------------------------------
                                       2004       2003      2002      2001      2000
                                       ----      -------   -------   -------   -------
                                                       (IN THOUSANDS)
Working capital......................  $58,660   $57,199   $15,187   $12,913   $10,943
Total assets.........................   85,725    80,845    36,613    28,908    24,803
Long-term obligations................        0        45       322       210       392
Shareholders' equity.................   78,001    74,062    30,298    25,119    21,622

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Synovis Life Technologies, Inc. ("Synovis" or the "Company") is a diversified medical device company engaged in developing, manufacturing and marketing products for the surgical and interventional treatment of disease. Our business is conducted in two reportable segments, the surgical business and interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each.

     Our surgical business develops, manufactures and markets implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, leading to better patient outcomes and/or lower costs.

     Our interventional business develops, engineers, prototypes and manufactures coils, helices, stylets, guidewires and other complex micro-wire, polymer and micro-machined metal components used in interventional devices for cardiac rhythm management, neurostimulation, vascular and other procedures.

     After several years of significant business growth, both businesses confronted changes to their markets, which resulted in decreases in consolidated revenue and operating income in fiscal 2004. Key drivers of our fiscal 2004 results are factors causing the gastric bypass market to be in a state of flux and a significant decline in demand from our CRM customers as they adjusted their purchases. The following highlight our fiscal 2004 results:

     - Net revenue decreased 5% to $55.0 million.

     - Surgical business revenue increased 5% to $26.8 million.

     - Interventional business revenue decreased 13% to $28.2 million.

     - Operating income decreased 79% to $1.6 million; operating margin of 2.8%.

     - Surgical business operating income decreased 37% to $3.0 million.

     - Interventional business operating loss was $1.4 million, a decrease of $4.1 million from income of $2.7 million in fiscal 2003.

     - Net income of $1.3 million or 11 cents per diluted share; down from 47 cents and 31 cents per diluted share in fiscal 2003 and 2002, respectively.

     The following tables summarize the Company's condensed consolidated operating results for the years ended October 31, 2004, 2003 and 2002.

SUMMARY OF OPERATING RESULTS                               2004      2003      2002
----------------------------                              -------   -------   -------
                                                                (IN THOUSANDS)
Net revenue.............................................  $55,044   $57,989   $39,962
Cost of revenue.........................................   32,549    32,559    20,958
                                                          -------   -------   -------
  Gross margin..........................................   22,495    25,430    19,004
                                                          -------   -------   -------
Selling, general and administrative.....................   16,687    14,276    12,182
Research and development................................    4,072     3,806     2,272
Other...................................................      179         0         0
                                                          -------   -------   -------
  Operating expenses....................................   20,938    18,082    14,454
                                                          -------   -------   -------
  Operating income......................................  $ 1,557   $ 7,348   $ 4,550
                                                          =======   =======   =======

SUMMARY OF OPERATING RESULTS (AS A PERCENT OF NET REVENUE)   2004      2003      2002
----------------------------------------------------------  -------   -------   -------
Net revenue..............................................     100.0%    100.0%    100.0%
Cost of revenue..........................................      59.1      56.1      52.4
                                                            -------   -------   -------
  Gross margin...........................................      40.9      43.9      47.6
                                                            -------   -------   -------
Selling, general and administrative......................      30.4      24.6      30.5
Research and development.................................       7.4       6.6       5.7
Other....................................................       0.3       0.0       0.0
                                                            -------   -------   -------
  Operating expenses.....................................      38.1      31.2      36.2
                                                            -------   -------   -------
  Operating income.......................................       2.8%     12.7%     11.4%
                                                            =======   =======   =======

OPERATING RESULTS -- 2004 (IN THOUSANDS EXCEPT PER SHARE DATA)

     Net revenue decreased 5% during fiscal 2004 to $55,044 from $57,989 in fiscal 2003. Operating income decreased $5,791, or 79%, to $1,557 in fiscal 2004 from $7,348 in the prior year. Net income for fiscal 2004 decreased to $1,278, or 11 cents per diluted share, from $4,973, or 47 cents per diluted share, during fiscal 2003.

     Surgical business net revenue increased 5% to $26,787 in fiscal 2004 from $25,623 in fiscal 2003. The following table summarizes our surgical business net revenue by product for the years ended October 31:

                                                               2004      2003
                                                              -------   -------
Peri-Strips.................................................  $11,860   $11,722
Other Biomaterial Products..................................    8,934     8,135
Devices for Microsurgery and Surgical Tools.................    4,812     4,527
Other.......................................................    1,181     1,239
                                                              -------   -------
  Total.....................................................  $26,787   $25,623
                                                              =======   =======

     Driving the growth in fiscal 2004 was our Other Biomaterial product line. This line, which includes Tissue-Guard and Veritas(R), accounted for 69% of this segments' growth. Veritas and Tissue-Guard patches used in vascular procedures were responsible for most of this growth. Our Devices for Microsurgery and Surgical Tools product line increased $285 or 6% to $4,812, driven by a 31% increase in sales of the Coupler to $1,748. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results. We consider our surgical tools product line to be mature.

     Peri-Strips(R) revenue increased $138 or 1% to $11,860 in fiscal 2004. Peri-Strips are used to reduce risks and improve patient outcomes in surgical procedures, notably gastric bypass surgery and lung volume reduction surgery ("LVRS"). Gastric bypass surgery is a treatment for morbid obesity which is believed to afflict between 15 and 23 million Americans. The slowdown in Peri-Strips revenue growth during fiscal 2004 is attributable to several factors within the gastric bypass market which are in flux. These factors include: capacity constraints of many surgical practices that perform gastric bypass, the American Society of Bariatric Surgeons driving the development of centers of excellence which specialize in gastric bypass surgery and have an expected lower rate of complications, insurance providers aggravating capacity constraints by encouraging patients towards such centers of excellence, certain hospitals electing not to support gastric bypass programs, concerns of some insurers that offer either health care or liability coverage, and competing products and technologies.

     During the third quarter, the Centers for Medicare and Medicaid Services ("CMS") announced that they now consider obesity to be an illness, meaning they will evaluate obesity treatments to reach conclusions about their effectiveness and potential coverage. Additionally, two studies published in fiscal 2004 in the journal Obesity Surgery cite the advantages of using Peri-Strips in gastric bypass surgery. First, a study at Baylor University Medical Center, Dallas, associated the use of Peri-Strips with preventing leaks and decreasing bleeding at the gastric staple line, and furthermore, facilitating the transition of this operation to an outpatient procedure at Baylor. The second study, commissioned by Synovis, was conducted in Italy and demonstrated that using Peri-Strips to reinforce the gastric staple line during laparoscopic gastric bypass surgery reduced both the number of titanium clips used to prevent bleeding and concurrently reduced operating time.

     While the CMS consideration and study results are positive, the multitude of factors affecting the gastric bypass market are still in flux, and need to stabilize before we can reasonably assess our potential growth opportunities.

     Peri-Strips revenue from LVRS has been slow to materialize in fiscal 2004, following the decision by CMS to cover the procedure. Going forward, the amount and timing of such revenue will be impacted by the frequency with which the procedure is performed and the extent to which Peri-Strips are utilized in such procedures.

     Interventional business net revenue decreased 13% to $28,257 in fiscal 2004 from $32,366 in fiscal 2003. Our interventional business customers predominantly operate in the cardiac rhythm management ("CRM") market and we address three segments of this market: pacing, implantable cardioverter defibrillation and congestive heart failure. Within the CRM market, we produce conductor and shocking coils for pacing and defibrillator leads, helices for active fixation leads, and stylets used to implant all types of leads. Our interventional business has customarily experienced variations in revenue from period to period primarily due to inherent variability in the timing of customer demand. Such variations may continue in the future.

     The following table summarizes our interventional business net revenue by market for the years ended October 31:

                                                               2004      2003
                                                              -------   -------
Cardiac Rhythm Management...................................  $20,589   $25,479
Other.......................................................    7,668     6,887
                                                              -------   -------
  Total.....................................................  $28,257   $32,366
                                                              =======   =======

     The following table summarizes our interventional business net revenue by product for the years ended October 31:

                                                               2004      2003
                                                              -------   -------
Coils and Helices...........................................  $14,690   $18,122
Stylets and Other Wireforms.................................    8,553    10,204
Machining, Molding and Tool-Making..........................    3,060     2,252
Other.......................................................    1,954     1,788
                                                              -------   -------
  Total.....................................................  $28,257   $32,366
                                                              =======   =======

     Revenue from the three largest customers of the interventional business was a combined $22,640 in fiscal 2004, a decrease of $5,429 or 19% from $28,069 in fiscal 2003. Our interventional business is affected by the general dynamics of the CRM market, and we are most affected by the actions of our customers in response to this market. We, like other companies serving the CRM device industry, were severely impacted in fiscal 2004 as customers reduced purchases. Recently, the market opportunities in CRM seem more promising due to expansion of indications for some of these devices, although there can be no assurance that this will positively impact future revenue.

     Our interventional business was issued two patents in fiscal 2004 from the U.S. Patent and Trademark Office -- one for a steerable stylet delivery system and another for an adjustable stiffness stylet delivery system. We expect these technologies to have applications in site-specific and minimally invasive therapies. In March 2004, our interventional business received clearance from the FDA regarding 510(k) approval for its Navi-Glide(TM) Steerable Stylet ("Navi-Glide"), a proprietary single-use device intended to enable the physician to define and vary the curvature of the stylet during implantation of the cardiac lead, thereby avoiding the need to remove and recurve the stylet during introduction of the lead. Our interventional business is moving the Navi-Glide and its patented steerable technology towards commercialization through our customers, with any related revenue dependant upon the time required to develop the technology to our customers' specifications, acceptance by our customers of the developed technology and market acceptance of the products using this technology, as well as timing of customer orders.

     Our consolidated gross margin decreased three percentage points to 41% in fiscal 2004 from 44% during fiscal 2003. Gross margins in our interventional business decreased eight percentage points to 20% in fiscal 2004 from 28% in fiscal 2003. This decrease is primarily the result of significantly higher overhead rates attributable to lower production volumes and reduced labor hours, directly related to lower than planned revenue. In our surgical business, the gross margin for fiscal 2004 decreased two percentage points to 63%, primarily due to lower utilization of manufacturing resources and higher fixed production costs, which thereby resulted in higher overhead rates associated with fiscal 2004 manufacturing activities. Factors which affect the consolidated gross margin include the relative revenue of each business segment, product mix within each business segment, volume and other production activities. Accordingly, our consolidated gross margins may fluctuate from period to period based on variations in these factors.

     Selling, general and administrative ("SG&A") expense during fiscal 2004 increased 17% to $16,687 from $14,276 in fiscal 2003. As a percentage of net revenue, SG&A expense increased five percentage points, from 25% in fiscal 2003 to 30% in fiscal 2004. Planned increases in regulatory and clinical expenses, facility expansion costs and marketing efforts, combined with lower revenue levels, are the primary reasons for this percentage increase.

     Research and development ("R&D") expense during fiscal 2004 was $4,072, an increase of 7%, from $3,806 in 2003. As a percentage of net revenue, R&D expense increased from 6.6% in fiscal 2003 to 7.4% in fiscal 2004. This increase is partially due to the increased number, timing and nature of various surgical R&D projects, as well as development expenses of various interventional projects including proprietary technology platforms which can be adapted for our customers. In both business units, R&D expense can fluctuate from year to year based on the timing and progress through external parties of the projects, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

     During the second half of fiscal 2004 we incurred $179 of other operating expenses, which were recorded within our surgical business. We incurred $133 of expenses related to our consideration of a significant acquisition, which was terminated for a variety of reasons. The remaining $46 was for legal fees incurred through October 31, 2004 pertaining to lawsuits filed against the Company in fiscal 2004 which allege that the Company and certain of its executive officers violated the Securities Exchange Act of 1934 by issuing false or misleading statements about the Company's business and prospects, which artificially inflated the price of the Company's securities. We believe that the lawsuits have no factual basis and intend to vigorously defend the actions. However, we expect to incur additional legal expenses related to these suits in the future, potentially up to $500,000 in aggregate, the deductible under the insurance policy the Company believes provides coverage for such lawsuits.

     Operating income for fiscal 2004 was $1,557, a 79% decrease from $7,348 during fiscal 2003. Surgical business operating income decreased 37% to $2,972 in fiscal 2004 from $4,681 in fiscal 2003. Our interventional business recorded an operating loss of $1,415 in fiscal 2004, compared with operating income of $2,667 in fiscal 2003. Other income, primarily interest, increased to $336 in fiscal 2004 compared with $41 in fiscal 2003, as a result of increased cash, cash equivalents and short-term investments due to $36,486 in net proceeds from our September 2003 private placement.

     The provision for income taxes was $615 in fiscal 2004, at an effective tax rate of 33%, as compared to $2,416, at an effective tax rate of 33% in fiscal 2003. As of October 31, 2004, we have recorded $1,088 in net current deferred income tax assets and $1,227 in net long-term deferred income tax liabilities.

OPERATING RESULTS -- 2003 (IN THOUSANDS EXCEPT PER SHARE DATA)

     Net revenue increased 45% during fiscal 2003 to $57,989 from $39,962 in fiscal 2002. Operating income increased $2,798, or 61%, to $7,348 in fiscal 2003 from $4,550 in the prior year. Net income for fiscal 2003 increased to $4,973, or 47 cents per diluted share, from $3,041, or 31 cents per share, during fiscal 2002.

     Interventional business net revenue increased 59% to $32,366 in fiscal 2003 from $20,416 in fiscal 2002, following its fiscal 2002 growth rate of 60%. Our interventional business generated revenue growth in every product category over the same period of fiscal 2002. Product line revenue from coil and helices increased $7,234 or 66%, to $18,122 in fiscal 2003 from $10,888 in fiscal 2002. Product line revenue from stylets and other wireforms was $10,204 in fiscal 2003, an increase of $3,587 or 54% from $6,617 in fiscal 2002. The revenue increases noted in each of these product groups was primarily due to the high demand for interventional customers' end products during the year. Our interventional business manufactures products for customers providing medical devices in the large, high-growth markets of cardiac rhythm management, neurostimulation and vascular intervention. Growth drivers in these markets during fiscal 2003 included new medical device features and applications, a growing senior population and new clinical studies which support the use of device technologies as an alternative to traditional drug therapies. All of these factors contributed to increased demand for the devices our interventional customers provide to these markets, and accordingly increased demand for products manufactured by the interventional business.

     Our interventional business added machining, molding and tool making capabilities through an acquisition in March 2002 and subsequently added micro machining capabilities through continued investments made in fiscal 2003. These capabilities expanded the scope of offerings to interventional customers, resulting in net revenue of $2,252 in fiscal 2003 and $1,123 from March to October of fiscal 2002, in all cases excluding product manufactured for internal use. In March 2003, operations commenced at Synovis Caribe, Inc., a leased 22,700 square foot manufacturing facility in Dorado, Puerto Rico. The new facility is designed to increase the manufacturing capacity of our interventional business and strategically position us to capture new business.

     Net revenue for our surgical business increased 31% to $25,623 in fiscal 2003 from $19,546 in fiscal 2002. Revenue increases occurred across all significant surgical product groups during fiscal 2003. Peri-Strips(R) revenue increased $4,485 or 62% to $11,722 in fiscal 2003, and accounted for 74% of the segment's revenue growth.

     Revenue from our other surgical business product lines was $13,901 in fiscal 2003, an increase of 13% from $12,309 in fiscal 2002. Our microsurgery product line increased 26%, with net revenue of $1,335 in fiscal 2003 compared to $1,062 in fiscal 2002.

     Our consolidated gross margin decreased four percentage points from 48% in fiscal 2002 to 44% during fiscal 2003. Gross margins in our interventional business decreased five percentage points to 28% in fiscal 2003 from 33% in fiscal 2002. In fiscal 2002, our interventional business received milestone payments of $415, with no associated cost, for work performed under a development agreement. This revenue contributed two margin percentage points in fiscal 2002. There was no revenue from such contractual milestone payments in fiscal 2003. Product mix and the costs of a growing workforce also contributed to the decrease in the interventional business gross margin in fiscal 2003. In our surgical business, the gross margin for fiscal 2003 increased two percentage points to 65%, primarily due to sales mix, production volume and related manufacturing efficiencies.

     SG&A expense during fiscal 2003 increased 17% to $14,276 from $12,182 in fiscal 2002. As a percentage of net revenue, however, SG&A expense decreased by five percentage points, from 30% in fiscal 2002 to 25% in fiscal 2003. The percentage decrease is the result of controlled SG&A spending increases in a period of incrementally higher levels of revenue.

     R&D expense during fiscal 2003 was $3,806, an increase of 68%, from $2,272 in 2002. As a percentage of net revenue, R&D expense increased from 5.7% in fiscal 2002 to 6.6% in fiscal 2003. This planned increase was partially due to the development expenses of various interventional projects including proprietary devices for sale to interventional customers, along with the increased number, timing and nature of various surgical R&D projects.

     Operating income for fiscal 2003 was $7,348, a 61% increase, from $4,550 during fiscal 2002. Surgical business operating income increased 96% to $4,681 in fiscal 2003 from $2,387 in fiscal 2002. The increase in our surgical business was primarily due to relatively greater increases in volume of products sold, gross margin gains, and reduction in organizational operating expense as a percentage of revenue. Interventional business operating income increased 23% to $2,667 in fiscal 2003 from $2,163 in fiscal 2002.

     The provision for income taxes was $2,416 in fiscal 2003, at an effective tax rate of 33%, as compared to $1,544, at an effective tax rate of 34% in fiscal 2002. The decrease in the effective tax rate in fiscal 2003 is primarily due to higher R&D credits reflecting greater levels of R&D expenditures.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

     The following table summarizes our contractual obligations, capital leases and operating leases. For more information, see Note 6 to our consolidated financial statements. Our commitments under these obligations are as follows for the year ended October 31:

                                    2005     2006     2007    2008   2009   THEREAFTER   TOTAL
                                   ------   ------   ------   ----   ----   ----------   ------
Capital leases...................  $   40   $    0   $    0   $  0   $  0       $0       $   40
Operating leases.................   1,078    1,045    1,021    940    134        0        4,218
                                   ------   ------   ------   ----   ----       --       ------
                                   $1,118   $1,045   $1,021   $940   $134       $0       $4,258
                                   ======   ======   ======   ====   ====       ==       ======

     Cash and cash equivalents were $15,369 at October 31, 2004 as compared to $44,102 at October 31, 2003, a decrease of $28,733. The decrease in cash is primarily related to our net purchases of $26,931 of short-term investments during fiscal 2004. These investments represent highly liquid, low-risk commercial paper with maturities greater than three months. Additional cash was used primarily for investments in capital equipment and facilities necessary to support our expected future growth.

     Operating activities provided cash of $2,740 in fiscal 2004, as compared to $2,777 in fiscal 2003. Cash was provided by operations during fiscal 2004 through the combination of net income of $1,278 and non-cash expenses of $4,165, partially offset by a net increase in working capital. Working capital was used primarily for accounts receivable ($1,212) and inventories ($742), partially offset by cash provided by accounts payable ($1,500). Depreciation increased $497 in fiscal 2004 due mainly to the facility expansion at our St. Paul location. Inventory increased $742 due primarily to increased production and overhead rates within our surgical business. Our consolidated days sales outstanding in accounts receivable at October 31, 2004 was at 52 days, up from 42 days the previous year, and is largely attributable to one customer within our interventional business, who subsequently brought their account current in the first quarter of fiscal 2005.

     Investing activities used $32,890 of cash during fiscal 2004 compared to $4,411 in fiscal 2003, an increase of $28,479. The increase is primarily due to the net purchases of $26,931 in short-term investments. Capital expenditures were $5,712 in fiscal 2004, an increase of $1,373 from fiscal 2003, and largely reflect expenditures for building improvements and expansion, new enterprise resource planning software systems within certain businesses, as well as equipment acquisitions tied to expanding the capacity and capabilities of the interventional business. During fiscal 2005, we currently expect to invest up to $5,000 in capital assets for various manufacturing and other projects.

     Financing activities provided $1,417 of cash during fiscal 2004, compared to $37,870 in 2003. In fiscal 2003, we completed a private placement, which provided net proceeds of $36,486. Proceeds from our stock based compensation plans totaled $1,703 in fiscal 2004, a slight decrease of $39 from fiscal 2003, while payments of capital lease and other long-term obligations decreased $72 to $286 in fiscal 2004.

     We have historically funded the operations and investments in our businesses utilizing internally generated cash flow and existing cash balances. We believe existing cash, cash equivalents and short-term investments, coupled with anticipated cash flow from operations will be sufficient to satisfy our operating cash requirements for the next 12 months. These forward-looking statements, as well as our long-term cash requirements, will be a function of a number of variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.

     We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.

INFLATION

     We believe inflation has not had a material effect on our operations or financial condition.

FOREIGN CURRENCY TRANSACTIONS

     Substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars. Fluctuations in currency exchange rates in other countries may therefore influence the demand for our products by changing the price of our products as denominated in the currency of the countries in which the products are sold.

NEW ACCOUNTING STANDARDS

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement amends Chapter 4 of ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as requiring that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and the Company is currently assessing the impact of SFAS No. 151 on its operating results and financial condition.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal financial instruments we maintain are in cash and cash equivalents, short-term investments and accounts receivable. We believe that the interest rate, credit and market risk related to these accounts is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility of assets and establishment of appropriate allowances in connection with our internal controls and policies. We do not utilize any derivative financial instruments, derivative commodity instruments, or other financial instruments or engage in any other hedging activities, except where such instruments can be designated as a normal purchase or sale.

CRITICAL ACCOUNTING POLICES

     Goodwill: We account for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized, but is reviewed annually as of October 31 for impairment. See Note 2 to the consolidated financial statements included in this report on Form 10-K for additional goodwill information.

     Other Intangible Assets: Our other intangible assets, primarily developed technology, patents, trademarks, and non-compete agreements pertaining to business acquisitions, are recorded at cost and are amortized using the straight-line method over their estimated useful lives, generally seven to 17 years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. See Note 2 to the consolidated financial statements included in this report on Form 10-K for additional intangible asset information.

     Revenue Recognition: Our policy is to ship products to customers on FOB shipping point terms. We recognize revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance have occurred, the price and terms of sale are fixed and collection of the receivable is expected. All amounts billed to customers in a sales transaction related to shipping and handling are classified as net revenue. Our sales policy does not allow sales returns.

     Inventories: Inventories, which are comprised of component parts, subassemblies and finished goods, are valued at the lower of first-in, first-out ("FIFO") cost or market. Overhead costs are applied to sub-assemblies and finished goods based on annual estimates of production volumes and such costs. These estimates are reviewed and assessed for reasonableness on a quarterly basis and adjusted if so needed. The estimated value of excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value is established by us on a quarterly basis through review of inventory on hand and assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration.

     Derivative Instruments and Hedging Activities: We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Synovis Life Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Synovis Life Technologies, Inc. and Subsidiaries (the "Company") as of October 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2004 and 2003, and the results of its operations and cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 20, 2004

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        SYNOVIS LIFE TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              FOR THE FISCAL YEARS ENDED
                                                                      OCTOBER 31,
                                                              ---------------------------
                                                               2004      2003      2002
                                                              -------   -------   -------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
Net revenue.................................................  $55,044   $57,989   $39,962
Cost of revenue.............................................   32,549    32,559    20,958
                                                              -------   -------   -------
Gross margin................................................   22,495    25,430    19,004
Operating expenses:
Selling, general and administrative.........................   16,687    14,276    12,182
Research and development....................................    4,072     3,806     2,272
Other.......................................................      179         0         0
                                                              -------   -------   -------

Operating income............................................    1,557     7,348     4,550
Other income, net, primarily interest.......................      336        41        35
                                                              -------   -------   -------

Income before provision for income taxes....................    1,893     7,389     4,585
Provision for income taxes..................................      615     2,416     1,544
                                                              -------   -------   -------
Net income..................................................  $ 1,278   $ 4,973   $ 3,041
                                                              =======   =======   =======

Basic earnings per share....................................  $  0.11   $  0.50   $  0.32
                                                              =======   =======   =======
Diluted earnings per share..................................  $  0.11   $  0.47   $  0.31
                                                              =======   =======   =======

   The accompanying notes are an integral part of the consolidated financial statements

                        SYNOVIS LIFE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF OCTOBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  SHARE AND PER
                                                                   SHARE DATA)
                                      ASSETS
Cash and cash equivalents...................................   $15,369     $44,102
Short-term investments......................................    26,931          --
Accounts receivable, net....................................     7,722       6,541
Inventories.................................................    11,591      10,849
Deferred income tax asset, net..............................     1,088         738
Other current assets........................................     2,456       1,153
                                                               -------     -------
  Total current assets......................................    65,157      63,383
Property, plant and equipment, net..........................    13,704      10,559
Goodwill, net...............................................     4,905       4,843
Other intangible assets, net................................     1,948       2,049
Other assets................................................        11          11
                                                               -------     -------
  Total assets..............................................   $85,725     $80,845
                                                               =======     =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................   $ 3,551     $ 2,051
Accrued expenses............................................     2,906       3,852
Current maturities of capital lease and long-term
  obligations...............................................        40         281
                                                               -------     -------
  Total current liabilities.................................     6,497       6,184
Capital lease and other long-term obligations...............        --          45
Deferred income tax liability, net..........................     1,227         554
                                                               -------     -------
  Total liabilities.........................................     7,724       6,783
                                                               -------     -------
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par
  value; none issued or outstanding as of October 31, 2004
  and 2003..................................................        --          --
Common stock: authorized 20,000,000 shares of $0.01 par
  value; issued and outstanding, 11,713,700 and 11,435,638
  as of October 31, 2004 and 2003, respectively.............       117         114
Additional paid-in capital..................................    72,614      69,956
Retained earnings...........................................     5,270       3,992
                                                               -------     -------
  Total shareholders' equity................................    78,001      74,062
                                                               -------     -------
  Total liabilities and shareholders' equity................   $85,725     $80,845
                                                               =======     =======

   The accompanying notes are an integral part of the consolidated financial statements

                        SYNOVIS LIFE TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         RETAINED
                                       COMMON STOCK        ADDITIONAL                    EARNINGS
                                  ----------------------    PAID-IN       UNEARNED     (ACCUMULATED
                                    SHARES     PAR VALUE    CAPITAL     COMPENSATION     DEFICIT)      TOTAL
                                  ----------   ---------   ----------   ------------   ------------   -------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE AS OF OCTOBER 31,
  2001..........................   9,246,170     $ 92       $29,163        $(114)        $(4,022)     $25,119
Stock option activity, including
  tax benefit...................     178,572        2           801           --              --          803
Employee Stock Purchase Plan
  activity......................      34,621       --           192           --              --          192
Employee restricted stock
  activity......................     (13,575)      --           (81)         107              --           26
Stock issued in conjunction with
  the acquisition of Synovis
  PE............................     140,434        2         1,115           --              --        1,117
Net and comprehensive income....          --       --            --           --           3,041        3,041
                                  ----------     ----       -------        -----         -------      -------

BALANCE AS OF OCTOBER 31,
  2002..........................   9,586,222       96        31,190           (7)           (981)      30,298
Stock option activity, including
  tax benefit...................     315,863        3         1,989           --              --        1,992
Employee Stock Purchase Plan
  activity......................      34,435       --           327           --              --          327
Employee restricted stock
  activity......................        (882)      --           (21)           7              --          (14)
Stock issued in conjunction with
  private placement.............   1,500,000       15        36,471           --              --       36,486
Net and comprehensive income....          --       --            --           --           4,973        4,973
                                  ----------     ----       -------        -----         -------      -------

BALANCE AS OF OCTOBER 31,
  2003..........................  11,435,638      114        69,956           --           3,992       74,062
Stock option activity, including
  tax benefit...................     237,022        3         2,207           --              --        2,210
Employee Stock Purchase Plan
  activity......................      41,040       --           451           --              --          451
Net and comprehensive income....          --       --            --           --           1,278        1,278
                                  ----------     ----       -------        -----         -------      -------

BALANCE AS OF OCTOBER 31,
  2004..........................  11,713,700     $117       $72,614        $  --         $ 5,270      $78,001
                                  ==========     ====       =======        =====         =======      =======

   The accompanying notes are an integral part of the consolidated financial statements

                        SYNOVIS LIFE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE FISCAL YEARS ENDED
                                                                      OCTOBER 31,
                                                              ----------------------------
                                                                2004      2003      2002
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  1,278   $ 4,973   $ 3,041
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization of property, plant and
  equipment.................................................     2,377     1,880     1,508
Amortization of goodwill and other intangible assets........       286       307       286
Loss on sale of equipment...................................       190        --        --
Provision for uncollectible accounts........................        31        40        78
Non-cash compensation.......................................        --         6        91
Tax benefit from exercise of stock options..................       958       557       114
Deferred income taxes.......................................       323        44         3
Changes in operating assets and liabilities:
Accounts receivable.........................................    (1,212)   (1,766)     (999)
Inventories.................................................      (742)   (3,481)   (2,440)
Other current and non-current assets........................    (1,303)     (523)      (94)
Accounts payable............................................     1,500      (170)      938
Accrued expenses............................................      (946)      910       823
                                                              --------   -------   -------
  Net cash provided by operating activities.................     2,740     2,777     3,349
                                                              --------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................    (5,712)   (4,339)   (2,253)
Purchase of Synovis PE, net of cash acquired................        --        --      (620)
Purchases of short-term investments.........................   (92,726)       --        --
Redemptions of short-term investments.......................    65,795
Investments in patents and trademarks.......................      (185)      (42)     (189)
Other.......................................................       (62)      (30)      (20)
                                                              --------   -------   -------
  Net cash used in investing activities.....................   (32,890)   (4,411)   (3,082)
                                                              --------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans......     1,703     1,742       817
Proceeds from private placement, net of expenses (Note 7)...        --    36,486        --
Repayment of capital lease obligations......................      (182)     (252)     (141)
Repayment of other long-term obligations....................      (104)     (106)     (167)
                                                              --------   -------   -------
  Net cash provided by financing activities.................     1,417    37,870       509
                                                              --------   -------   -------
Net change in cash and cash equivalents.....................   (28,733)   36,236       776
Cash and cash equivalents at beginning of year..............    44,102     7,866     7,090
                                                              --------   -------   -------
Cash and cash equivalents at end of year....................  $ 15,369   $44,102   $ 7,866
                                                              ========   =======   =======

   The accompanying notes are an integral part of the consolidated financial statements

                        SYNOVIS LIFE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Synovis Life Technologies, Inc. ("Synovis" or the "Company") is a diversified medical device company engaged in developing, manufacturing and marketing products for the surgical and interventional treatment of disease. Its business is conducted in two reportable segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each.

     Our surgical business develops, manufactures and markets implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, leading to better patient outcomes and/or lower costs.

     Our interventional business develops, engineers, prototypes and manufactures coils, helices, stylets, guidewires and other complex micro-wire, polymer and micro-machined metal components used in interventional devices for cardiac rhythm management, neurostimulation, vascular and other procedures.

     Basis of Consolidation: The consolidated financial statements include the accounts of Synovis Life Technologies, Inc. and its wholly owned subsidiaries, Synovis Interventional Solutions, Inc. and Synovis Micro Companies Alliance, Inc., after elimination of intercompany accounts and transactions.

     Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

     Inventories: Inventories, which are comprised of component parts, work in process and finished goods, are valued at the lower of first-in, first-out ("FIFO") cost or market. Overhead costs are applied to sub-assemblies and finished goods based on annual estimates of production volume and such costs. These estimates are reviewed and assessed for reasonableness on a quarterly basis and adjusted if so needed. The estimated value of excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value is established on a quarterly basis through review of inventory on hand and assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration.

     Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Furniture, fixtures and computer equipment are depreciated over a three to seven year life, manufacturing equipment is depreciated over a five to 10 year life and buildings are depreciated over a 40 year life. Amortization of leasehold improvements is recorded on a straight-line basis over the life of the related facility leases or the estimated

                        SYNOVIS LIFE TECHNOLOGIES, INC.

useful life of the assets, whichever is shorter. Major replacements and improvements are capitalized and maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are charged to operations. The asset and related accumulated depreciation or amortization accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the Consolidated Statements of Income at the time of disposal. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Impairment losses are recorded whenever indicators of impairment are present.

     Goodwill: The Company accounts for goodwill under Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized, but is reviewed annually as of October 31 for impairment. See Note 2 for additional goodwill information.

     Other Intangible Assets: The Company's other intangible assets, primarily developed technology, patents, trademarks and non-compete agreements pertaining to business acquisitions, are recorded at cost and are amortized using the straight-line method over their estimated useful lives, generally seven to 17 years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. See Note 2 for additional intangible asset information.

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

     Shipping and Handling: The Company records all amounts billed to customers in a sales transaction related to shipping and handling as net revenue. The Company records costs related to shipping and handling in cost of revenue.

     Derivative Instruments and Hedging Activities: The Company may enter into derivative instruments or perform hedging activities. However, the Company's policy is to only enter into contracts that can be designated as normal purchases or sales. Substantially all of our contracts are negotiated, invoiced and paid in U.S. dollars.

     Research and Development: Research and development costs are expensed as incurred.

     Income Taxes: The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes ("temporary differences"). Temporary differences relate primarily to depreciation, non-compete obligations, the rate differential on undistributed foreign operations and the carrying value of receivables and inventory.

     Net Income Per Common Share: Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding, while diluted EPS is computed based on the weighted average number of common shares outstanding adjusted by the weighted average number of additional shares that would have been outstanding had the potential dilutive common shares been issued.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

Potential dilutive shares of common stock include stock options and other stock-based awards granted under the Company's stock-based compensation plans, when their impact is not anti-dilutive.

     Stock-Based Compensation: The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation as amended. This results in no charge to earnings when options are issued to employees and non-employee directors at an exercise price equal to the fair market value on the date of grant. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair market value at the grant dates consistent with SFAS No. 123, the Company's net income and income per share would have changed to the pro forma amounts indicated below for the fiscal years ended October 31:

                                                               2004       2003       2002
                                                             --------   --------   --------
                                                             (IN THOUSANDS, EXCEPT FOR PER
                                                                     SHARE AMOUNTS)
Net income
  As reported..............................................   $1,278     $4,973     $3,041
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects...............................      716        631        464
                                                              ------     ------     ------
Pro forma..................................................      562      4,342      2,577
Basic income per share
  As reported..............................................     0.11       0.50       0.32
  Pro forma................................................     0.05       0.44       0.27
Diluted income per share
  As reported..............................................     0.11       0.47       0.31
  Pro forma................................................     0.05       0.41       0.26

     The pro forma information includes stock options granted and purchases under the employee stock purchase plan ("ESPP"). The weighted average fair value per option granted during 2004, 2003 and 2002 was $4.30, $3.61 and $2.17, respectively, for the ESPP and $8.04, $5.85 and $4.09, respectively, for all other options. The weighted average fair value was calculated by using the fair value of each option on the date of grant. The fair value of the ESPP options includes the 15% purchase discount. The fair value of all other options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended October 31:

                                                         2004        2003        2002
                                                       ---------   ---------   ---------
Expected option term.................................  5.0 years   5.0 years   5.0 years
Expected volatility factor...........................         76%         79%         78%
Expected dividend yield..............................          0%          0%          0%
Risk-free interest rate..............................       3.46%       2.92%       3.60%

     New Accounting Standards: In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement amends Chapter 4 of ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as requiring that allocation

                        SYNOVIS LIFE TECHNOLOGIES, INC.

of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and the Company is currently assessing the impact of SFAS No. 151 on its operating results and financial condition.

     Reclassifications: Certain reclassifications have been made to the fiscal 2002 and fiscal 2003 consolidated financial statements to conform with the fiscal 2004 presentation. These reclassifications had no effect on net income or earnings per share.

2.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION (IN THOUSANDS):

                                                              AS OF OCTOBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Accounts receivable, net:
Trade receivables...........................................  $ 7,881   $ 6,696
Allowance for doubtful accounts.............................     (159)     (155)
                                                              -------   -------
                                                              $ 7,722   $ 6,541
                                                              =======   =======
Inventories:
Raw materials...............................................  $ 3,122   $ 2,596
Work in process.............................................    4,647     3,365
Finished goods..............................................    3,822     4,888
                                                              -------   -------
                                                              $11,591   $10,849
                                                              =======   =======
Property, plant and equipment, net:
Furniture, fixtures, and computer equipment.................  $ 4,684   $ 3,046
Manufacturing equipment.....................................   11,833    10,022
Leasehold improvements......................................    5,597     3,915
Equipment in process........................................    1,267     1,420
Accumulated depreciation and amortization...................   (9,677)   (7,844)
                                                              -------   -------
                                                              $13,704   $10,559
                                                              =======   =======
Accrued expenses:
Payroll, employee benefits and related taxes................  $ 2,004   $ 2,343
Accrued income taxes........................................       --       580
Other accrued expenses......................................      902       929
                                                              -------   -------
                                                              $ 2,906   $ 3,852
                                                              =======   =======

     Supplemental Cash Flow Information: The Company paid interest of $8, $43 and $45 during fiscal 2004, 2003 and 2002, respectively. Income tax payments made by the Company totaled $566, $1,341 and $1,461 for the years ended October 31, 2004, 2003 and 2002, respectively. Capital expenditures of $440 in fiscal 2003 were financed through Puerto Rican facility improvement incentives.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

     The following is a summary of net goodwill by business segment as of October 31:

                                                               2004     2003
                                                              ------   ------
Interventional business.....................................  $4,093   $4,093
Surgical business...........................................     812      750
                                                              ------   ------
                                                              $4,905   $4,843
                                                              ======   ======

     The following table summarizes the Company's amortizable intangible assets as of:

                                                                 OCTOBER 31, 2004
                                                      --------------------------------------
                                                                                  WEIGHTED
                                                       GROSS                      AVERAGE
                                                      CARRYING   ACCUMULATED    AMORTIZATION
                                                       AMOUNT    AMORTIZATION      PERIOD
                                                      --------   ------------   ------------
Patents and trademarks..............................   $1,253       $  447       14.3 years
Developed technology................................    1,102          369       10.0 years
Non-compete agreements..............................    1,050          641        9.7 years
                                                       ------       ------
  Total.............................................   $3,405       $1,457
                                                       ======       ======

                                                                 OCTOBER 31, 2003
                                                      --------------------------------------
                                                                                  WEIGHTED
                                                       GROSS                      AVERAGE
                                                      CARRYING   ACCUMULATED    AMORTIZATION
                                                       AMOUNT    AMORTIZATION      PERIOD
                                                      --------   ------------   ------------
Patents and trademarks..............................   $1,068       $  381       14.2 years
Developed technology................................    1,102          259       10.0 years
Non-compete agreements..............................    1,050          531        9.7 years
                                                       ------       ------
  Total.............................................   $3,220       $1,171
                                                       ======       ======

     Amortization expense for the assets listed above was $286 and $307 in fiscal 2004 and 2003, respectively. The estimated amortization expense for each of the next five years is expected to be approximately $300 per year.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

3.  SEGMENT INFORMATION (IN THOUSANDS):

     The Company's operations, which are presently based mainly in Minnesota and Dorado, Puerto Rico, are comprised of two segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each. The Company evaluates the performance of its business segments and allocates resources based upon their respective current or future earnings contribution to the consolidated earnings of the Company or based on the segment's product research and development efforts in process at that time. The Company's corporate assets, including cash and cash equivalents, short-term investments and deferred income taxes, are included with the surgical business segment.

                                                          FISCAL YEARS ENDED OCTOBER 31,
                                                          ------------------------------
                                                            2004       2003       2002
                                                          --------   --------   --------
Net revenue:
  Surgical business.....................................  $26,787    $25,623    $19,546
  Interventional business...............................   28,257     32,366     20,416
                                                          -------    -------    -------
     Total..............................................   55,044     57,989     39,962
Operating income (loss):
  Surgical business.....................................    2,972      4,681      2,387
  Interventional business...............................   (1,415)     2,667      2,163
                                                          -------    -------    -------
     Total..............................................    1,557      7,348      4,550
Depreciation and amortization:
  Surgical business.....................................      861        714        706
  Interventional business...............................    1,802      1,473      1,088
                                                          -------    -------    -------
     Total..............................................    2,663      2,187      1,794
Capital expenditures:
  Surgical business.....................................    3,334      1,289        657
  Interventional business...............................    2,378      2,660      2,143
                                                          -------    -------    -------
     Total..............................................    5,712      3,949      2,800
Total assets:
  Surgical business.....................................   73,693     68,415     25,440
  Interventional business...............................   12,032     12,430     11,173
                                                          -------    -------    -------
     Total..............................................  $85,725    $80,845    $36,613
                                                          =======    =======    =======

See Note 10 -- Major Customers and Net Revenue by Geographic Area, for additional information regarding concentrations.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

4.  INCOME TAXES (IN THOUSANDS):

     Provision for Income Taxes:

                                                               FOR THE FISCAL YEARS ENDED
                                                                      OCTOBER 31,
                                                              ----------------------------
                                                               2004      2003       2002
                                                              ------   --------   --------
Current:
Federal.....................................................   $237     $2,247     $1,381
State.......................................................     55        125        160
                                                               ----     ------     ------
                                                                292      2,372      1,541
                                                               ----     ------     ------
Deferred:
Federal.....................................................    208         41          2
State.......................................................    115          3          1
                                                               ----     ------     ------
                                                                323         44          3
                                                               ----     ------     ------
Total.......................................................   $615     $2,416     $1,544
                                                               ====     ======     ======

     Reconciliation of Effective Income Tax Rate:

                                                             FOR THE FISCAL YEARS ENDED
                                                                     OCTOBER 31,
                                                             ---------------------------
                                                              2004      2003      2002
                                                             -------   -------   -------
Income before income taxes.................................  $1,893    $7,389    $4,585
                                                             ------    ------    ------
Statutory federal rate.....................................     644     2,512     1,559
State taxes, net of federal benefit........................      45       137        73
Permanent differences......................................      65        45        (1)
Research and experimentation credits.......................    (200)     (268)     (100)
Other, net.................................................      61       (10)       13
                                                             ------    ------    ------
Provision for income taxes.................................  $  615    $2,416    $1,544
                                                             ======    ======    ======

                        SYNOVIS LIFE TECHNOLOGIES, INC.

     Components of Deferred Income Tax Assets (Liabilities):

                                                              AS OF OCTOBER 31,
                                                              -----------------
                                                                2004      2003
                                                              --------   ------
Inventory...................................................  $   400    $ 316
Rate differential on foreign operations.....................      560      355
Other, net..................................................      128       67
                                                              -------    -----
  Net current deferred income tax assets....................    1,088      738
                                                              -------    -----
Depreciation................................................   (1,400)    (741)
Non-compete obligation......................................      193      217
Other, net..................................................      (20)     (30)
                                                              -------    -----
  Net long-term deferred income tax liabilities.............   (1,227)    (554)
                                                              -------    -----
Net deferred income tax assets (liabilities)................  $  (139)   $ 184
                                                              =======    =====

     A tax benefit of $958, $557 and $114 related to the exercise of stock options was recorded to additional paid-in capital in fiscal 2004, 2003 and 2002, respectively. Management expects to fully utilize its net deferred tax assets against future taxable income.

5.  CAPITAL LEASES AND OTHER LONG-TERM OBLIGATIONS (IN THOUSANDS):

                                                               AS OF OCTOBER 31,
                                                               -----------------
                                                                2004      2003
                                                               ------    -------
Capital leases, present value ($42 less interest of $2).....    $ 40      $ 222
Contractual obligation to former shareholder of Synovis
  Interventional Solutions..................................      --        104
                                                                ----      -----
                                                                  40        326
Current portion.............................................     (40)      (281)
                                                                ----      -----
                                                                $ --      $  45
                                                                ====      =====

     The Company is the lessee of certain machinery and equipment under capital leases expiring in 2005. Assets and liabilities under capital leases have been recorded at the fair value of the asset when placed in service. Interest rates on the capitalized leases are approximately 8% and are imputed based on the lessor's implicit rate of return.

6.  COMMITMENTS AND CONTINGENCIES (IN THOUSANDS):

     Operating Leases: The Company is committed under non-cancelable operating leases for the rental of a majority of its office and production facilities. At October 31, 2004, the remaining terms on the leases range from one to five years. In addition to base rent charges, the Company also pays apportioned real estate taxes and common costs on its leased facilities. Total facilities rent expense, including real estate taxes and common costs, was $1,172, $760 and $606 for the years ended October 31, 2004, 2003 and 2002, respectively.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

     As of October 31, 2004, future minimum lease payments, excluding real estate taxes and common costs, due under existing non-cancelable operating leases are as follows:

FISCAL YEARS ENDED OCTOBER 31,
------------------------------
2005........................................................  $1,078
2006........................................................   1,045
2007........................................................   1,021
2008........................................................     940
2009........................................................     134
                                                              ------
                                                              $4,218
                                                              ======

     Royalties: The Company incurred royalty expense, primarily related to revenue from Peri-Strips, of approximately $645, $637 and $414 for the years ended October 31, 2004, 2003 and 2002, respectively, which is included in cost of revenue.

     Other Commitments: The Company is obligated to pay an earnout to the sole selling shareholder of a previous acquisition up to a cumulative total of $1.35 million based on 5% of related product revenues through 2010 which will be recorded as additional goodwill. Such payments were approximately $86, $59 and $52 for the years ended October 31, 2004, 2003 and 2002, respectively. Cumulative payments made through October 31, 2004 total $209.

     Other Contingencies: Between June and August 2004, five lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota by individual shareholders who seek to represent a class of purchasers of the Company's common stock during the period from October 16, 2003 to May 18, 2004. The complaints generally allege that the defendants violated the Securities Exchange Act of 1934 by issuing false or misleading statements about our business and prospects, which artificially inflated the price of the Company's securities. No damages have been specified. We believe that the lawsuits have no factual basis and intend to vigorously defend the actions. Two related actions brought by individual shareholders who seek to represent the Company derivatively have also been filed in United States District Court for the District of Minnesota. Those lawsuits allege that certain officers and the Company's directors violated their fiduciary duties to the Company. The Company's Board of Directors has also received a demand to commence a claim against certain directors and officers and has created a special litigation committee to address that demand. We are unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings and have not recorded a liability in our consolidated balance sheet. We have incurred legal expenses and expect to incur additional legal expenses related to these suits in the future, potentially up to $500,000 in aggregate, the deductible under the insurance policy we believe provides coverage for such lawsuits.

7.  SHAREHOLDERS' EQUITY (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA):

     Authorized Shares: The Company's authorized capital stock consists of 20,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

     Private Placement In Public Equity: In September 2003, the Company completed a private placement of 1,500,000 shares of its common stock at $26.00 per share for total gross proceeds of $39,000.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

Net proceeds received totaled $36,486 after the deduction of placement fees and other offering costs of $2,514. A registration statement covering the resale of these shares was declared effective by the Securities and Exchange Commission on October 9, 2003.

     Shareholder Rights Plan: In June 1996, the Company's Board of Directors declared a dividend distribution of one common stock purchase right ("Right") for each outstanding share of the Company's common stock on July 15, 1996. The Company also entered into a Rights Agreement governing the terms of the Rights, and each share of common stock issued subsequent to July 15, 1996 has been issued with an attached Right pursuant to the terms of the Rights Agreement.

     Upon exercise, each Right entitles the holder thereof to purchase one-tenth of a share of common stock at a purchase price of $4.00 per share as adjusted to reflect the value of the Company's 1997 spin-off of Vital Images, Inc. Upon the occurrence of certain events in connection with: (i) a person or group acquiring 15% or more of the Company's outstanding common stock; (ii) a third party announcing an offer to purchase a 15% or greater stake in the Company; or (iii) the Board of Directors declaring a person to be an "adverse person" based upon such person being a holder of 10% or more of the Company's outstanding stock and the Board's belief that such person's shares were acquired for short-term financial gain or that the shareholder might otherwise adversely affect the Company's business or prospects, the Rights become exercisable and entitle each holder thereof (other than the acquiring person or "adverse person") to purchase, for a price equal to 10 times the then-current purchase price of the Right, shares of common stock (or other securities of the Company) or equity securities of the acquiring company, as the case may be, having a market value equal to 20 times the then-current purchase price of the Right. In general, the Company is entitled to redeem the Rights in whole at a price of $.001 per Right (payable in cash, stock, or other consideration deemed appropriate by the Board of Directors) prior to the first to occur of any such events. Each Right will expire on June 11, 2006, if not previously redeemed or exercised.

     Stock-Based Compensation: The Company has various stock award and stock option plans and an ESPP. Under the stock award and stock option plans, the Company is authorized to grant up to 2,863,112 shares of its common stock for issuance under these plans. At October 31, 2004, 720,374 shares remained available for grant under these plans. Under the ESPP, the Company is authorized to sell and issue up to 300,000 shares of its common stock to its employees. At October 31, 2004 a total of 85,821 shares remained available for issuance under the ESPP.

     The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based compensation plans, when applicable, and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires pro forma disclosures regarding the Company's stock-based compensation plans. See Note 1 for additional information.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

     Stock Options: The exercise price of each stock option generally equals 100% of the market price of the Company's stock on the date of grant and has a maximum term of up to 10 years. Employee option grants generally vest ratably over one to five years, while options granted to non-employee directors of the Company generally vest ratably over three years. A summary of the status of the Company's stock options for the years ended October 31 is as follows:

                                       2004                   2003                   2002
                               --------------------   --------------------   --------------------
                                           WEIGHTED               WEIGHTED               WEIGHTED
                                           AVERAGE                AVERAGE                AVERAGE
                                           EXERCISE               EXERCISE               EXERCISE
                                SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                               ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.......................  1,001,909    $ 6.00    1,272,826    $ 5.34    1,358,035    $4.80
Granted......................    146,196     13.55      109,871     10.00      186,101     7.47
Exercised....................   (237,022)     5.28     (315,863)     4.55     (178,572)    3.86
Cancelled....................    (69,285)     9.33      (64,925)     6.99      (92,738)    4.43
                               ---------    ------    ---------    ------    ---------    -----
Outstanding at end of year...    841,798    $ 7.24    1,001,909    $ 6.00    1,272,826    $5.34
                               =========    ======    =========    ======    =========    =====
Options exercisable at end of
  year.......................    671,798    $ 6.69      777,109    $ 5.55      995,911    $5.10
                               =========    ======    =========    ======    =========    =====

     The following table summarizes information about stock options outstanding at October 31, 2004:

                                                           WEIGHTED                    WEIGHTED
                                                            AVERAGE                     AVERAGE
                                               WEIGHTED    REMAINING                   EXERCISE
                                  NUMBER OF    AVERAGE    CONTRACTUAL    NUMBER OF     PRICE OF
                                   OPTIONS     EXERCISE      LIFE         OPTIONS     EXERCISABLE
        RANGE OF PRICES          OUTSTANDING    PRICE       (YEARS)     EXERCISABLE     OPTIONS
        ---------------          -----------   --------   -----------   -----------   -----------
$ 2.00 - $ 4.38................    219,287      $ 3.83       2.34         219,287       $ 3.83
  4.44 -   5.96................    225,052        5.26       2.48         198,052         5.34
  6.00 -   8.27................    194,087        7.66       4.66         169,087         7.58
  8.30 -  14.23................    172,040       10.56       7.22          54,040        10.09
 14.74 -  25.07................     31,332       24.50       4.96          31,332        24.50
                                   -------      ------       ----         -------       ------
$ 2.00 - $25.07................    841,798      $ 7.24       4.01         671,798       $ 6.69
                                   =======      ======       ====         =======       ======

     Employee Stock Purchase Plan: The Company sponsors an Employee Stock Purchase Plan under which 300,000 shares of common stock were reserved for future issuance. The ESPP was established to enable employees of the Company to invest in Company stock through payroll deductions. Options are granted to employees to purchase shares of stock at a price that is the lower of 85% of the fair market value of the stock on the first or last day of each offering period. There were 41,040, 34,435 and 34,621 shares purchased through the ESPP in fiscal 2004, 2003 and 2002, respectively.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

8.  EARNINGS PER SHARE (IN THOUSANDS):

     The following table sets forth the computation of basic and diluted shares outstanding for the fiscal years ended October 31:

                                                            2004      2003      2002
                                                           -------   -------   ------
Numerator:
Net income...............................................  $ 1,278   $ 4,973   $3,041
                                                           =======   =======   ======
Denominator:
Denominator for basic earnings per share -- weighted
  average common shares..................................   11,522     9,920    9,435
Effect of dilutive securities:
Shares associated with stock awards......................       --        --        2
Shares associated with option plans......................      464       654      412
                                                           -------   -------   ------
Dilutive potential common shares.........................      464       654      414
                                                           -------   -------   ------
Denominator for diluted earnings per share -- weighted
  average common shares and dilutive potential common
  shares.................................................   11,986    10,574    9,849
                                                           =======   =======   ======

     Stock options outstanding with exercise prices greater than the average market price of the Company's common stock totaled 59, 0 and 136 options for fiscal years ended October 31, 2004, 2003 and 2002, respectively.

9.  EMPLOYEE BENEFIT PLANS (IN THOUSANDS):

     Salary Reduction Plans: The Company sponsors a salary reduction plan for all eligible U.S. employees who qualify under Section 401(k) of the Internal Revenue Code. Employees may contribute up to 100% of their annual compensation, subject to annual limitations. The Company also sponsors a salary reduction plan for all eligible Puerto Rican employees who qualify under Section 1165(e) of the Puerto Rican tax code. Employees may contribute up to 10% of their annual compensation, subject to annual limitations. At its discretion, the Company may make matching contributions equal to a percentage of the salary reduction or other discretionary amount for each plan. In fiscal 2004, 2003 and 2002, the Company made discretionary matching contributions to employee participants in the plan of $48, $43 and $38, respectively.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

10.  MAJOR CUSTOMERS AND NET REVENUE BY GEOGRAPHIC AREA:

     Substantially all of the Company's international net revenues are negotiated, invoiced and paid in U.S. dollars. The following tables summarize significant customers and international net revenues by geographic area as of and for the years ended October 31:

                                                              2004   2003   2002
                                                              ----   ----   ----
Percent of Net Revenue by Significant Customers:
A. .........................................................  24%    31%    30%
B. .........................................................  13%    10%     9%
C. .........................................................  11%    10%    12%

                                                              2004   2003   2002
                                                              ----   ----   ----
Percent of Accounts Receivable by Significant Customers:
A. .........................................................  16%    18%    17%
B. .........................................................  13%    10%    12%
C. .........................................................   6%     9%     9%

                                                              2004     2003     2002
                                                             ------   ------   ------
International Net Revenues by Geographic Area (in
  thousands):
Europe.....................................................  $2,977   $3,113   $2,615
Asia and Pacific region....................................   1,095      888      687
Canada.....................................................     431      418      335
Other......................................................     317      269      151
                                                             ------   ------   ------
Total......................................................  $4,820   $4,688   $3,788
                                                             ======   ======   ======
Percent of total net revenue...............................       9%       8%       9%

     The Company does not require collateral from its customers to support their accounts receivable. Customers A and B are customers of the interventional business segment and customer C is a customer of the surgical business. The Company's international revenues are primarily generated through the surgical business. All of the Company's long-lived assets are located in the United States and its territories.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

11.  QUARTERLY INFORMATION (IN THOUSANDS EXCEPT PER SHARE DATA):

                                                  FIRST    SECOND     THIRD    FOURTH
FISCAL 2004 (UNAUDITED)                          QUARTER   QUARTER   QUARTER   QUARTER
-----------------------                          -------   -------   -------   -------
Net revenue....................................  $11,519   $13,743   $15,145   $14,637
Gross margin...................................    5,618     5,645     5,552     5,680
Operating income...............................      567       644       194       152
Net income.....................................      419       483       187       189
Basic earnings per share.......................     0.04      0.04      0.02      0.02
Diluted earnings per share.....................     0.03      0.04      0.02      0.02

FISCAL 2003 (UNAUDITED)

Net revenue....................................  $12,469   $15,298   $15,279   $14,943
Gross margin...................................    5,442     6,567     6,728     6,693
Operating income...............................    1,210     1,904     2,221     2,013
Net income.....................................      793     1,247     1,463     1,470
Basic earnings per share.......................     0.08      0.13      0.15      0.14
Diluted earnings per share.....................     0.08      0.12      0.14      0.13

     Quarterly calculations of net earnings per share are made independently during the fiscal year.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A -- CONTROLS AND PROCEDURES

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

ITEM 9B -- OTHER INFORMATION

     As described in more detail in Note 7 to the financial statements included in this report, the Company is a party to a Rights Agreement, dated June 12, 1996, with American Stock Transfer & Trust Company. On December 7, 2004 the Company provided formal notice to American Stock Transfer of an adjustment to the "Purchase Price" under the agreement in connection with the Company's 1997 spin-off distribution of its former subsidiary, Vital Images, Inc. This adjustment had the effect of reducing the Purchase Price from $6.00 to $4.00. The Rights Agreement is incorporated by reference as an Exhibit to this report as provided in Item 15, and at the website of the Securities and Exchange Commission at http://www.sec.gov.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of the Registrant:

          The information under the captions "Election of Directors -- Information About Nominees" and "Election of
     Directors -- Other Information About Nominees" in the Registrant's 2005 Proxy Statement is incorporated herein by reference.

     (b) Executive Officers of the Registrant:

          Information concerning Executive Officers of the Company is included under the caption "Executive Officers" in Item 4A in this Report.

     (c) Compliance with Section 16(a) of the Exchange Act:

          The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2005 Proxy Statement is incorporated herein by reference.

     (d) Audit Committee and Audit Committee Financial Expert:

          The information under the caption "Membership and Role of the Audit Committee" in the Registrant's 2005 Proxy Statement is incorporated herein by reference.

     (e) Code of Ethics:

          We have adopted a Code of Ethics that applies to our Chief Executive Officer and all senior financial officers. A copy of the Code of Ethics has been filed as Exhibit 14.1 to this report on Form 10-K.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information under the captions "Principal Shareholders and Beneficial Ownership of Management" in the Registrant's 2005 Proxy Statement is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information as of October 31, 2004 with respect to compensation plans under which equity securities the Company are authorized for issuance.

                                      A                      B                         C
                             --------------------   --------------------   -------------------------
                                  NUMBER OF                                  NUMBER OF SECURITIES
                               SECURITIES TO BE                             REMAINING AVAILABLE FOR
                                 ISSUED UPON          WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                 EXERCISE OF         EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                             OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN A)(1)
-------------                --------------------   --------------------   -------------------------
Equity Compensation Plans
  approved by the Company's
  stockholders.............        841,798                 $7.24                    806,195
Equity Compensation Plans
  not approved by the
  Company's stockholders...             --                    --                         --
                                   -------                 -----                    -------
Total......................        841,798                 $7.24                    806,195
                                   =======                 =====                    =======

---------------

(1) Included in the securities remaining available for issuance (Column C) are 301,374 in shares associated with various stock award and stock option plans, 419,000 in securities associated with the 2004 non-employee director stock option plan and 85,821 shares associated with the Company's Employee Stock Purchase Program.

     The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Registrant's 2005 Proxy Statement is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Relationships and Related Transactions" in the Registrant's 2005 Proxy Statement is incorporated herein by reference.

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

     (a) Audit Fees:

          The information under the caption "Audit Fees" in the Registrant's 2005 Proxy Statement is incorporated herein by reference.

     (b) Audit Related Fees:

          The information under the caption "Audit Related Fees" in the Registrant's 2005 Proxy Statement is incorporated herein by reference.

     (c) Tax Fees:

          The information under the caption "Tax Fees" in the Registrant's 2005 Proxy Statement is incorporated herein by reference.

     (d) All Other Fees:

          The information under the caption "All Other Fees" in the Registrant's 2005 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 15 -- EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

     (a) List of documents filed as part of this Report:

     (1) Financial Statements, Related Notes and Report of Independent Registered Public Accounting Firm:

          The following financial statements are included in this report on the pages indicated:

                                                              PAGE
                                                              -----
- Report of Deloitte & Touche LLP...........................     32
- Consolidated Statements of Income for the years ended
  October 31, 2004, 2003 and 2002...........................     33
- Consolidated Balance Sheets as of October 31, 2004 and
  2003......................................................     34
- Consolidated Statements of Shareholders' Equity for the
  years ended October 31, 2004, 2003 and 2002...............     35
- Consolidated Statements of Cash Flows for the years ended
  October 31, 2004, 2003 and 2002...........................     36
- Notes to Consolidated Financial Statements................  37-50

     (2) Financial Statement Schedule:

          The following financial statement schedule and Report of Independent Registered Public Accounting Firm thereon are included herein and should be read in conjunction with the Consolidated Financial Statements referred to above (page numbers refer to pages in this Report on Form 10-K):

- Report of Independent Registered Public Accounting Firm on
  Schedule..................................................   55
- Schedule II -- Valuation and Qualifying Accounts..........   56

          All other financial statement schedules not listed have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable.

     (3) Exhibits:

          The exhibits to this Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-2 of this Report.

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

             F. Amendment to form of change in control agreement between the Company and Karen Gilles Larson, Connie L. Magnuson, David A. Buche and Dr. B. Nicholas Oray (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000 (File No. 0-13907)).

             G. Change in control agreement dated November 1, 2000 between the Company and each of the following: Mary Frick and Evan Johnston
        (incorporated by reference to           Exhibit 10.1 to the Company's
        Quarterly Report on Form 10-Q for the period ended January 31, 2001 (File No. 0-13907)).

             H. Employment agreement, including a change of control agreement, dated July 6, 2001 between the Company and Michael K. Campbell (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2001 (File No. 0-13907)).

             I. 2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2004 (File No. 0-13907)).

             J. Severance agreement dated August 18, 2004 between the Company and Fariborz Boor Boor (filed herewith electronically).

             K. Change in control agreement dated August 30, 2004 between the Company and Richard Kramp (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated September 3, 2004 (File No. 0-13907)).

             L. Summary of fiscal 2005 Non-Employee Director Cash Compensation (filed herewith electronically).

     (b) Exhibits:

          The response to this portion of Item 15 is included as a separate section of this Report on Form 10-K on pages E-1 to E-2.

     (c) Financial Statement Schedule:

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Synovis Life Technologies, Inc.

     We have audited the consolidated balance sheets of Synovis Life Technologies, Inc. and Subsidiaries ("the Company") as of October 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2004, and have issued our report thereon dated December 20, 2004; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
December 20, 2004

                                  SCHEDULE II

                        SYNOVIS LIFE TECHNOLOGIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT   CHARGED TO                BALANCE AT
                                            BEGINNING     COST AND                   END OF
DESCRIPTION                                 OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
-----------                                 ----------   ----------   ----------   ----------
Allowance for doubtful accounts:
Year ended October 31, 2004...............   $155,000     $31,000      $27,000      $159,000
Year ended October 31, 2003...............    155,000      40,000       40,000       155,000
Year ended October 31, 2002...............    111,000      78,000       34,000       155,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYNOVIS LIFE TECHNOLOGIES, INC.

                                          By     /s/ KAREN GILLES LARSON
                                            ------------------------------------
                                                    Karen Gilles Larson,
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Dated: January 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 14, 2005 by the following persons on behalf of the registrant and in the capacities indicated.


       /s/ KAREN GILLES LARSON            President, Chief Executive Officer and Director
--------------------------------------
         Karen Gilles Larson


        /s/ CONNIE L. MAGNUSON           Vice President of Finance, Chief Financial Officer
--------------------------------------                and Corporate Secretary
          Connie L. Magnuson                (Principal Financial and Accounting Officer)


        /s/ TIMOTHY M. SCANLAN                      Chairman, Board of Directors
--------------------------------------
          Timothy M. Scanlan


          /s/ MARK F. PALMA                                   Director
--------------------------------------
            Mark F. Palma


        /s/ RICHARD W. PERKINS                                Director
--------------------------------------
          Richard W. Perkins


         /s/ WILLIAM G. KOBI                                  Director
--------------------------------------
           William G. Kobi


       /s/ EDWARD E. STRICKLAND                               Director
--------------------------------------
         Edward E. Strickland


         /s/ SVEN A. WEHRWEIN                                 Director
--------------------------------------
           Sven A. Wehrwein

                        SYNOVIS LIFE TECHNOLOGIES, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED OCTOBER 31, 2004

 3.1 Restated Articles of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No. 0-13907)).
 3.2     Amendment to Restated Articles of Incorporation of the
         Company, as amended, dated March 20, 1997 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No.
         0-13907)).
 3.3 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
         Statement on Form S-4 (File No. 33-74750)).
 3.4     Amendment to Restated Articles of Incorporation, effective
         May 1, 2002, regarding the Company name Change from
         'Bio-Vascular, Inc.' to 'Synovis Life Technologies, Inc.'
         (incorporated by reference to Exhibit 3.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended April
         30, 2002 (File No. 0-13907)).
 4.1     Form of common stock Certificate of the Company
         (incorporated by reference to Company's Exhibit 4.1 to the registration statement on Form 10 (File No. 0-13907)).
 4.2     Form of Rights Agreement, dated as of June 12, 1996, between
         Bio-Vascular, Inc. Transfer & Trust reference to 13907)).
         and American Stock Company, which Exhibit 4.1 to the includes as Exhibit Company's Current A the form of Report on Form 8-K Rights Certificate dated June 12, 1996
         (incorporated by (File No. 0-13907)).
 4.3 Restated Articles of Incorporation of the Company, as amended (see Exhibit 3.1).
 4.4     Amendment to Restated Articles of Incorporation of the
         Company, as amended, dated March 20, 1997 (see Exhibit 3.2).
 4.5     Amended and Restated Bylaws of the Company (see Exhibit
         3.3).
10.1 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company's Annual Report of Form 10-K for the year ended October 31, 1998 (File No.
         0-13907)).
10.2 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.16 to the Company's Annual Report of Form 10-K for the year ended October 31, 2000 (File No.
         0-13907)).
10.3 Form of Change in Control Agreement entered into between the Company and Karen Gilles Larson (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).
10.4 Form of Change in Control Agreement entered into between the Company and each of Connie L. Magnuson dated January 12,
         1998 and David A. Buche dated January 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the period ended January 31, 1998
         (File No. 0-13907)).
10.5 Change in Control Agreement dated February 1, 1999 between the Company and Dr. B. Nicholas Oray (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No.
         0-13907)).
10.6 Amendment to form of change in control agreement between the Company and Karen Gilles Larson, Connie L. Magnuson, David
         A. Buche and B. Nicholas Oray (incorporated by reference to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000 (File No. 0-13907)).
10.7 Change in control agreement dated November 1, 2000 between the Company and each of the following: Mary Frick and Evan
         Johnston (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended
         January 31, 2001 (File No. 0-13907)).

10.8 Acquisition Agreement and Plan of Reorganization by and among the Company, MCA Acquisition, Inc., Medical Companies
         Alliance, Inc. and Michael K. Campbell, dated July 6, 2001
         (incorporated by reference to Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the period ended July 31,
         2001 (File No. 0-13907)).
10.9 Employment agreement, including a change of control agreement, dated July 6, 2001 between the Company and Michael K. Campbell (incorporated by reference to Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2001 (File No. 0-13907)).
10.10 Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).
10.11    Lease Agreement effective August 27, 1997 between Jer-Neen
         Manufacturing Co., Inc. (d/b/a Synovis Interventional
         Solutions, Inc.) and F&G Incorporated (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No.
         0-13907)).
10.12 Acquisition agreement and Plan of Reorganization by and among the Company and Emtech, Inc., dated March 6, 2002
         (incorporated by reference to Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the period ended April 30,
         2002 (File No. 0-13907)).
10.13 Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated September
         19, 2002 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the period ended
         October 31, 2002 (File No. 0-13907)).
10.14    Amendment to Lease Agreement between Synovis Interventional
         Solutions, Inc. and Sentry Real Estate, Inc., dated October
         15, 2002 (incorporated by reference to Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the period ended
         January 31, 2003 (File No. 0-13907)).
10.15 Change in control agreement dated August 30, 2004, between the Company and Richard Kramp (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated
         September 3, 2004 (File No. 0-13907)).
10.16    Severance Agreement between the Company and Fariborz Boor
         Boor, dated August 18, 2004 (filed herewith electronically).
10.17 2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Report on Form
         10-Q for the period ended April 30, 2004 (File No.
         0-13907)).
10.18    Summary of fiscal 2005 Non-Employee Director Cash
         Compensation (filed herewith electronically).
14.1     Code of Ethics for Chief Executive Officer and Senior
         Financial Officers (filed herewith electronically).
21.1 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the period ended October 31, 2002 (file No.
         0-13907)).
23.1 Consent of Deloitte and Touche LLP (filed herewith electronically).
31.1     Certification of Chief Executive Officer pursuant to Rule
         13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).
31.2     Certification of Chief Financial Officer pursuant to Rule
         13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).
32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         (filed herewith electronically).