Form 10-Q
period 2005-01-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2005-03-10
CIK 780127

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended January 31, 2005 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____


                         Commission File Number 0-13907


                                ----------------


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


                                ----------------


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

On March 7, 2005, there were 11,757,230 shares of the registrant's common stock, par value $.01 per share, outstanding.


================================================================================

--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME  (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                               Three Months Ended
                                                                   January 31,
                                                              2005             2004
                                                           -----------      ----------

Net revenue                                                  $  13,423        $ 11,519
Cost of revenue                                                  8,196           5,901
                                                           -----------      ----------
Gross margin                                                     5,227           5,618

Operating expenses:
Selling, general and administrative                              4,162           4,157
Research and development                                           908             894
Other                                                               36               -
                                                           -----------      ----------

Operating income                                                   121             567

Other income, net                                                  185              67
                                                           -----------      ----------

Income before provision for income taxes                           306             634

Provision for income taxes                                         101             215
                                                           -----------      ----------

Net income                                                    $    205         $   419
                                                           ===========      ==========

Earnings per share:
        Basic                                                $    0.02         $  0.04
                                                           ===========      ==========
        Diluted                                              $    0.02         $  0.03
                                                           ===========      ==========


      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS  (UNAUDITED)
AS OF JANUARY 31, 2005 AND OCTOBER 31, 2004
--------------------------------------------------------------------------------
(in thousands, except share and per share data)

                                                                                   January 31,         October 31,
                                                                                      2005                2004
                                                                                ------------------   ----------------

ASSETS
Current assets:
Cash and cash equivalents                                                              $    8,124         $   15,369
Short-term investments                                                                     33,477             26,931
Accounts receivable, net                                                                    6,945              7,722
Inventories                                                                                11,270             11,591
Deferred income tax asset, net                                                              1,088              1,088
Other current assets                                                                        2,441              2,467
                                                                                ------------------   ----------------
    Total current assets                                                                   63,345             65,168

Property, plant and equipment, net                                                         13,897             13,704
Goodwill, net                                                                               5,262              4,905
Other intangible assets, net                                                                2,542              1,948
                                                                                ------------------   ----------------
    Total assets                                                                       $   85,046         $   85,725
                                                                                ==================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                       $    2,287          $   3,551
Accrued expenses                                                                            3,097              2,906
Current maturities of capital lease obligations                                                25                 40
                                                                                ------------------   ----------------
    Total current liabilities                                                               5,409              6,497

Deferred income tax liability, net                                                          1,227              1,227
                                                                                ------------------   ----------------
    Total liabilities                                                                       6,636              7,724
                                                                                ------------------   ----------------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at January 31, 2005 and
    October 31, 2004                                                                            -                  -
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 11,748,641 at January 31, 2005 and
    11,713,700 at October 31, 2004                                                            117                117
Additional paid-in capital                                                                 72,818             72,614
Retained earnings                                                                           5,475              5,270
                                                                                ------------------   ----------------
    Total shareholders' equity                                                             78,410             78,001
                                                                                ------------------   ----------------
    Total liabilities and shareholders' equity                                         $   85,046         $   85,725
                                                                                ==================   ================


      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
--------------------------------------------------------------------------------
(in thousands)

                                                                                              Three Months Ended
                                                                                                 January 31,
                                                                                             2005            2004
                                                                                         -------------   -------------

NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $      205       $     419

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment                                                    641             502
Amortization of intangible assets                                                                 98              74
Tax benefit from exercise of stock options                                                         -             283

Changes in operating assets and liabilities:
Accounts receivable                                                                              777             531
Inventories                                                                                      321          (1,142)
Other current and non-current assets                                                              26              27
Accounts payable                                                                              (1,264)            (95)
Accrued expenses                                                                                 191          (1,018)
                                                                                         -------------   -------------

Net cash provided by (used in) operating activities                                              995            (419)
                                                                                         -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                                       (834)         (1,217)
Disposition of property, plant and equipment                                                       -              43
Investments in patents and trademarks                                                            (43)            (43)
Purchases of short-term investments                                                          (33,546)              -
Redemptions of short-term investments                                                         27,000               -
Purchase of assets of Neuroregen, LLC                                                           (986)              -
Other                                                                                            (20)            (17)
                                                                                         -------------   -------------

Net cash used in investing activities                                                         (8,429)         (1,234)
                                                                                         -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans                                           204             287
Repayment of capital lease obligations                                                           (15)            (66)
Repayments of other long-term obligations                                                          -             (25)
                                                                                         -------------   -------------

Net cash provided by financing activities                                                        189             196
                                                                                         -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (7,245)         (1,457)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              15,369          44,102
                                                                                         -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $    8,124       $  42,645
                                                                                         =============   =============



      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(1)  BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements of Synovis Life Technologies, Inc. (Synovis or the Company) have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three months ended January 31, 2005 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2005.

(2)  ACQUISITION OF BUSINESS:

On December 6, 2004, Synovis Micro Companies Alliance, Inc. (MCA), a wholly owned subsidiary of Synovis Life Technologies, Inc., purchased substantially all of the assets of Neuroregen, LLC. The primary asset acquired was the rights to the Neurotube(R), a bioabsorbable nerve conduit which is designed to assist in the regeneration of nerves severed as a result of injury or disease. Synovis MCA will sell the Neurotube through its independent reps. The purchase price included a cash payment of $986,000 plus certain additional payments to the former shareholders of Neuroregen, LLC. These additional payments will be based on the cumulative net sales of the Neurotube through December 6, 2009 and are equal to 4% of the first $2,000,000 of cumulative net sales, 8% of the next $3,000,000 in cumulative net sales and 12% of all cumulative net sales in excess of $5,000,000. Approximately $653,000 of the purchase price was allocated to identifiable intangible assets to be amortized on a straight line basis over an estimated average useful life of five years. The remaining amount of the purchase price was recorded as goodwill. Additional payments to the former shareholders of Neuroregen, LLC will be recorded as additional goodwill when earned.

As the acquisition occurred in December 2004, sales of the Neurotube from December 7, 2004 to January 31, 2005 are included in the Consolidated Condensed Statement of Income for the three month period ended January 31, 2005. The assets acquired in the transaction are included in the Company's Consolidated Condensed Balance Sheet as of January 31, 2005 and the purchase transaction has been included in the Consolidated Condensed Statement of Cash Flows for the three month period ended January 31, 2005.

Pro forma combined financial information for the three month periods ended January 31, 2005 and 2004 have not been provided as the historical operating results of Neuroregen, LLC are not considered significant in relation to the Company's results for the periods then ended.

(3)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION (in thousands):

                                                                                  January 31,      October 31,
                                                                                     2005             2004
                                                                                     ----             ----
Inventories:
Finished Goods..................................................................   $ 3,897            3,822
Work in process.................................................................     4,553            4,647
Raw Materials...................................................................     2,820            3,122
                                                                                   -------          -------
                                                                                   $11,270          $11,591
                                                                                   =======          =======

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)




(4)  GOODWILL AND OTHER INTANGIBLE ASSETS (in thousands):

The following table summarizes the Company's amortized intangible assets:

                                          As of January 31,                        As of October 31,
                                               2005                                       2004
                                               ----                                       ----

                               Gross Carrying         Accumulated         Gross Carrying        Accumulated
                                  Amount              Amortization           Amount             Amortization
                                  ------              ------------           ------             ------------
Amortized intangible assets:
     Patents and trademarks     $   1,495               $     475          $   1,253              $     447
     Developed technology           1,102                     397              1,102                    369
     Noncompete agreements          1,100                     673              1,050                    641
     Other                            400                      10                  -                      -
                                ---------               ---------          ---------              ---------
         Total                  $   4,097               $   1,555          $   3,405              $   1,457
                                =========               =========          =========              =========



Amortization expense was $98 for the three months ended January 31, 2005 and $74 for the three months ended January 31, 2004. The estimated amortization expense for each of the next five years is approximately $500 per year, based on the Company's present intangible assets.

The following is a summary of goodwill by business segment:

                                   Interventional business      Surgical business       Total
                                   -----------------------      -----------------       -----
Goodwill as of:
     January 31, 2005                    $   4,093                 $   1,169          $   5,262
     October 31, 2004                    $   4,093                 $     812          $   4,905


No impairment losses were incurred during the three months ended January 31, 2005.


(5)  STOCK BASED COMPENSATION (in thousands except share and per share data):

The following table demonstrates the effect on net income and earnings per share, net of taxes, as if the fair value based method of accounting had been applied to all outstanding and unvested stock compensation awards in each period:

                                                                  Three Months Ended
                                                                      January 31,
                                                               2005                   2004
                                                               ----                   ----
Net income
As reported                                                 $    205              $     419
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                       182                    130
                                                            --------              ---------

Pro forma                                                   $     23              $     289
                                                            ========              =========

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)



Basic earnings per share:
     As reported                                                 0.02             0.04
     Pro forma                                                   0.00             0.03
Diluted earnings per share:
     As reported                                                 0.02             0.03
     Pro forma                                                   0.00             0.02


                                                                                       As of January 31,
                                                                                2005                       2004
                                                                                ----                       ----
Options outstanding............................................                 923,676                   982,611
Range of exercise prices.......................................          $2.00 - $25.07            $2.00 - $25.07
Range of expiration dates......................................            2005 -- 2014              2004 -- 2011


(6)    EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:


                                                             Three Months Ended
                                                                 January 31,
                                                             2005            2004
                                                             ----            ----

Denominator for basic earnings per share --
weighted-average common shares.....................      11,727,821      11,459,261

Shares associated with option plans................         275,948         602,963
                                                         ----------      ----------

Denominator for diluted earnings per share --
weighted-average common shares and dilutive
potential common shares............................      12,003,769      12,062,224
                                                         ==========      ==========

Options excluded from EPS calculation because
exercise prices are greater than the average
market price of the Company's common stock.........          95,628          30,906
                                                         ==========      ==========



(7)    SEGMENT INFORMATION (in thousands):

The Company's operations, which are presently based mainly in Minnesota and Puerto Rico, are comprised of two operating segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each. The Company evaluates the performance of its business segments and allocates resources based upon their respective current or future

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)



earnings contribution to the consolidated earnings of the Company or based upon the segment's product research and development efforts in process at that time.

Beginning in fiscal 2005, operations that are not included in either of the operating segments are included in the category "corporate and other." The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, including the costs of being a public company and the unallocated time of management personnel who support corporate activities. Prior year amounts have been reclassified to provide comparable financial presentation.

The following table presents certain financial information by business segment for the three months ended January 31, 2005 and 2004:

                                                         Three Months Ended
                                                             January 31,
                                                        2005             2004
                                                        ----             ----

Net revenue:
     Surgical business                               $   6,543        $   6,686
     Interventional business                             6,880            4,833
                                                     ---------        ---------
         Total                                       $  13,423        $  11,519
                                                     =========        =========

Operating income (loss):
     Surgical business                               $     877        $   1,490
     Interventional business                              (275)            (518)
     Corporate and other                                  (481)            (405)
                                                     ---------        ---------
          Total                                     $      121              567
                                                     =========        =========



(8)   SHAREHOLDERS' EQUITY:

During the three months ended January 31, 2005, stock options for the purchase of 34,941 shares of the Company's common stock were exercised at prices between $2.59 and $10.07 per share. During the three months ended January 31, 2004, stock options for the purchase of 50,654 shares of the Company's common stock were exercised at prices between $3.85 and $12.20 per share.


(9)   SHORT-TERM INVESTMENTS (in thousands):

During the three months ended January 31, 2005, the Company purchased $33,546 and redeemed at maturity $27,000 of short-term investments, resulting in net holdings of $33,477 of such securities at the end of the period. Short-term investments consist of highly liquid debt securities with maturities greater than three months and less than one year. The Company determines the appropriate classification of its investments at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Available for sale securities are measured at fair market value in the balance sheets. As the fair market value of our available for sale investments approximates their amortized cost, there are no unrealized gains or losses for these investments to be reported as a separate component of shareholders' equity.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)



(10)   SHAREHOLDER LITIGATION:

Between June and August 2004, five lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota by individual shareholders who seek to represent a class of purchasers of the Company's common stock during the period from October 16, 2003 through May 18, 2004. Those lawsuits have been consolidated into a single case which has expanded the class period from May 21, 2003 through May 18, 2004. The consolidated complaint generally alleges that the defendants violated the Securities Exchange Act of 1934 by issuing false or misleading statements about our business and prospects, which artificially inflated the price of the Company's securities. No damages have been specified. The Company believes that the lawsuit has no factual basis and intends to vigorously defend the consolidated action. Two related actions brought by individual shareholders who seek to represent the Company derivatively have also been filed in United States District Court for the District of Minnesota. Those lawsuits allege that certain officers and the Company's directors violated their fiduciary duties to the Company. The Company's Board of Directors has also received a demand to commence a claim against certain directors and officers and has created a special litigation committee to address that demand. The Company is unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings and have not recorded a liability in the Company's consolidated balance sheet. The Company has incurred legal expenses and expects to incur additional legal expenses related to these suits in the future, potentially up to $500,000 in aggregate, the deductible under the insurance policy we believe provides coverage for such lawsuits. Legal and other fees could exceed the amount of the Company's deductible for which, at this time, the Company anticipates our insurance carriers would reimburse us.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Forward-Looking Statements:

The disclosures in this Form 10-Q include "forward-looking statements" made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "should", "could", "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, the "important factors" listed from time to time in the Company's filings with the Securities and Exchange Commission, such as the Annual Report on Form 10-K for the year ended October 31, 2004.

OVERVIEW

Synovis Life Technologies, Inc. is a diversified medical device company engaged in developing, manufacturing and marketing products for the surgical and interventional treatment of disease. Our business is conducted in two operating segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each.

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

Beginning in fiscal 2005, operations that are not included in either of the operating segments are included in the category "corporate and other." The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, including the costs of being a public company and the unallocated time of management personnel who support corporate activities. Prior year amounts have been reclassified to provide comparable financial presentation.

On December 6, 2004, Synovis Micro Companies Alliance, Inc. (MCA), a wholly owned subsidiary of Synovis Life Technologies, Inc., purchased substantially all of the assets of Neuroregen, LLC. The primary asset acquired was the rights to the Neurotube(R), a bioabsorbable nerve conduit which is designed to assist in the regeneration of nerves severed as a result of injury or disease. Synovis MCA will sell the Neurotube through its independent reps. The purchase price included a cash payment of $986,000 plus certain additional payments to the former shareholders of Neuroregen, LLC. These additional payments will be based on the cumulative net sales of the Neurotube through December 6, 2009 and are equal to 4% of the first $2,000,000 of cumulative net sales, 8% of the next $3,000,000 in cumulative net sales and 12% of all cumulative net sales in excess of $5,000,000. Approximately $653,000 of the purchase price was allocated to identifiable intangible assets to be amortized on a straight line basis over an estimated average useful life of five years. The remaining amount of the purchase price was recorded as goodwill. Additional payments to the former shareholders of Neuroregen, LLC will be recorded as additional goodwill when earned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2005 WITH THE THREE MONTHS ENDED JANUARY 31, 2004 (IN THOUSANDS EXCEPT PER SHARE DATA)

The following table summarizes our condensed consolidated operating results for the first quarter of fiscal 2005 and fiscal 2004:

                                                                       For the quarter ended
                                                                            January 31,
         Summary of Operating Results                                  2005             2004
                                                                       ----             ----
         Net revenue                                                $ 13,423         $ 11,519
         Cost of revenue                                               8,196            5,901
                                                                    -------------------------
         Gross margin                                                  5,227            5,618

         Selling, general and administrative                           4,162            4,157
         Research and development                                        908              894
         Other operating expenses                                         36                0
                                                                    -------------------------
         Operating expenses                                            5,106            5,051
                                                                    -------------------------
         Operating income                                           $    121         $    567
                                                                    =========================

                                                                       For the quarter ended
                                                                            January 31,
         Summary of Operating Results (as a % of revenue)              2005             2004
                                                                       ----             ----
         Net revenue                                                  100.0%           100.0%
         Cost of revenue                                               61.1             51.2
                                                                    -------------------------
         Gross margin                                                  38.9             48.8

         Selling, general and administrative                           31.0             36.1
         Research and development                                       6.8              7.8
         Other operating expenses                                       0.2              0.0
                                                                    -------------------------
         Operating expenses                                            38.0             43.9
                                                                    -------------------------
         Operating income                                               0.9%             4.9%
                                                                    =========================

Net revenue increased 17% to $13,423 in the first quarter of fiscal 2005 compared with $11,519 in the first quarter of fiscal 2004. Our consolidated operating income decreased 79% to $121 in the first quarter of fiscal 2005 from $567 in the prior year quarter. Consolidated net income decreased 51% in the current quarter to $205, or two cents per diluted share, from $419, or three cents per diluted share, in the same quarter of fiscal 2004.

The following table summarizes our condensed consolidated operating results by business segment for the first quarter of fiscal 2005 and fiscal 2004:


                                                                   For the quarter ended
                                                                          January 31,
           Business Segment Information                             2005             2004
                                                                    ----             ----
                    Net revenue
                         Surgical business                       $   6,543       $   6,686
                         Interventional business                     6,880           4,833
                                                                 ---------       ---------
                                Total                            $  13,423       $  11,519

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------



                           Gross margin
                                Surgical business                $   3,910       $   4,345
                                Interventional business              1,317           1,273
                                                                 ---------       ---------
                                Total                            $   5,227       $   5,618

                           Gross margin percentage
                                Surgical business                       60%             65%
                                Interventional business                 19%             26%
                                Total                                   39%             49%

                           Operating income (loss)
                                Surgical business                $     877       $   1,490
                                Interventional business               (275)           (518)
                                Corporate and other                   (481)           (405)
                                                                 ---------       ---------
                                Total                            $     121       $     567

Our surgical business generated net revenue of $6,543 in the first quarter of fiscal 2005, a 2% decrease from $6,686 in the year-ago quarter. The following table summarizes our surgical business net revenue by product group for the first quarter of fiscal 2005 and fiscal 2004:

                                                                             For the quarter ended
                                                                                  January 31,
         Surgical Business Net Revenue                                    2005                    2004
                                                                          ----                    ----
                  Peri-Strips(R)                                       $   2,713               $   3,095
                  Other Biomaterial Products                               2,204                   2,091
                  Devices for Microsurgery and Surgical Tools              1,327                   1,187
                  Other                                                      299                     313
                                                                       ---------               ---------
                       Total                                           $   6,543               $   6,686

The decrease in surgical business net revenue is due to decreased sales of Peri-Strips, partially offset by increases in Other Biomaterial Products and Devices for Microsurgery and Surgical Tools. Worldwide net revenue from the sales of Peri-Strips decreased 12% over the first quarter of fiscal 2004, contributing net revenue of $2,713 in the first quarter of 2005, compared to $3,095 in the first quarter of 2004. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominance of our revenue in gastric bypass surgery.

The decrease in Peri-Strips revenue in the first quarter of fiscal 2005 is believed to be attributable to several factors within the gastric bypass market, which is in a state of flux. These factors include but may not be limited to:

     - capacity constraints of many surgical practices that perform gastric bypass,

     - insurance providers aggravating capacity constraints by encouraging patients towards centers of excellence which specialize in gastric bypass,

     -    certain hospitals electing not to support gastric bypass programs,

     - concerns of some insurers that offer either health care or liability coverage, and

     -    alternatives to gastric bypass surgery.

Revenue from Other Biomaterial Products increased 5% to $2,204 in the first quarter of fiscal 2005. This increase was driven by increased revenue from our Veritas(R) remodelable biomaterial products, which increased $80 to $225 in the quarter. Revenue from Devices for Microsurgery and Surgical Tools was $1,327 in the first quarter of fiscal 2005, an increase of $140 or 12% from $1,187 in the year-ago quarter. Driving this increase were increased sales of our Coupler products and $69 in revenue from our newly acquired Neurotube(R) product. The Coupler is a device to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------



connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results. The Neurotube is designed to assist in the regeneration of nerves severed as a result of injury or disease.

In November 2004, we announced that our surgical business had reached a mutual agreement with a distributor to change the representation of its products in a large U.S. territory. By agreement, the transition process continues through April 2005, when new sales representation will be in place. The territory affected by the change covers approximately 22% of the U.S. population and approximately 200 hospitals that use our products. We believe this transition will yield long-term benefits, although the process of change will have short-term costs.

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

The following table summarizes our interventional business net revenue by market for the first quarter of fiscal 2005 and fiscal 2004:

                                                                           For the quarter ended
                                                                                 January 31,
                  Interventional Business Net Revenue                      2005             2004
                                                                           ----             ----
                           Cardiac rhythm management                     $  5,100         $  3,595
                           Other                                            1,780            1,238
                                                                         --------         --------
                                Total                                    $  6,880         $  4,833

The following table summarizes our interventional business net revenue by product for the first quarter of fiscal 2005 and fiscal 2004:

                                                                           For the quarter ended
                                                                                 January 31,
                  Interventional Business Net Revenue                      2005             2004
                                                                           ----             ----
                           Coils and helices                             $  3,438         $   2,205
                           Stylets and other wireforms                      2,329             1,628
                           Machining, molding and tool making                 873               633
                           Other                                              240               367
                                                                         --------         ---------
                                Total                                    $  6,880         $   4,833

Interventional business net revenue increased 42% to $6,880 in the first quarter of fiscal 2005 from $4,833 in the first quarter of fiscal 2004. The revenue increase is primarily due to increased sales to our interventional businesses' three largest customers, who collectively accounted for 81% and 77% of revenue in the first quarter of fiscal 2005 and 2004, respectively. Sales growth to these customers averaged 49% in the first quarter of fiscal 2005 compared to the prior-year period.

Our interventional business is indirectly affected by the market conditions and trends of the CRM market, and we are directly affected by the actions of our customers in response to this market. Sales of components within the CRM market increased 42% in the first quarter of fiscal 2005, and accounted for 74% of our interventional businesses' revenue growth in the quarter.

During the first quarter of fiscal 2005, our interventional business recorded its first sales of a product incorporating our Navi-Glide(TM) Steerable Stylet ("Navi-Glide") technology. The Navi-Glide is designed as a single-use

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------



disposable device designed to assist physicians in interventional cardiac and neuro procedures. This sale marked the completion of a development cycle initiated with one of our customers in prior years. We are presently working with other customers on individualized applications of this technology. We currently expect minimal revenue from Navi-Glide in fiscal 2005 as the adaptation, development and review processes required to bring these projects to completion are lengthy in nature, and are shared with our customers, who control the timeline and prioritization of such projects.

The consolidated gross margin percentage decreased ten percentage points, from 49% to 39% during the first quarter of fiscal 2005 from the same quarter of fiscal 2004. The decreased consolidated gross margin is primarily due to two reasons. First, four of the ten percentage point decrease in the first fiscal quarter of 2005 is attributable to the impact of business unit mix being weighted more heavily to our interventional business, which operates at a lower gross margin percentage than our surgical business. Second, higher overhead rates in fiscal 2004 associated with the manufacturing costs within both business units resulted in decreased gross margin in the first quarter of fiscal 2005 compared to the prior year, due to the accounting mechanics for matching these costs of production to the units when sold. The increase in fiscal 2004 rates was due to higher overhead costs incurred to facilitate and support expected future growth and expansion at both businesses. The gross margin for our surgical business decreased five percentage points, from 65% in the first quarter of fiscal 2004 to 60% in the first quarter of fiscal 2005. While increased overhead rates are the primary driver of the decreased margin, product mix also was a factor. Gross margin in the interventional business decreased seven percentage points, from 26% in fiscal 2004 to 19% in fiscal 2005, primarily attributable to higher overhead rates as noted above. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities. Accordingly, our consolidated gross margins may fluctuate from period to period based on variations in these factors.

Selling, general and administrative ("SG&A") expense during the first quarter of fiscal 2005 was $4,162, essentially flat with fiscal 2004 of $4,157. As a percentage of net revenue, SG&A expense was 31% in the first quarter of fiscal 2005 as compared to 36% in the prior year quarter. During the 2005 period, we incurred added SG&A costs associated with preparing for Sarbanes-Oxley compliance, increases at our surgical business resulting from our fiscal 2004 facility expansion, as well as increased operating expenses associated with the acquisition of the Neurotube product line. These increases are offset by decreased SG&A costs within our interventional business, which are the result of a leaner management structure and decreased legal fees in this segment in the current quarter.

Research and development ("R&D") expense increased 2% during the first quarter of fiscal 2005 to $908 from $894 during the prior-year quarter. This increase is partially due to the timing and nature of various surgical device projects, along with the development of a steerable guidewire within our interventional business. In both business units R&D expense fluctuates from quarter to quarter based on the timing and progress through external parties of the projects, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

During the first quarter of fiscal 2005 we incurred $36 of other operating expenses, which is for legal and other fees incurred in connection with certain filed lawsuits against the Company. These lawsuits allege that the Company and certain of its executive officers violated the Securities Exchange Act of 1934 by issuing false or misleading statements about the Company's business and prospects, which artificially inflated the price of the Company's securities. We believe that the lawsuits have no factual basis and intend to vigorously defend the actions. However, we expect to incur additional legal expenses related to these suits in the future, potentially up to $500, the deductible under the insurance policy the Company believes provides coverage for such lawsuits. Through January 31, 2005, we have incurred $82 in legal and other fees related to the lawsuits.

Operating income decreased 79% in the first quarter of fiscal 2005, to $121 from $567 in the first quarter of fiscal 2004. First quarter operating income for our surgical business decreased $613 to $877 in fiscal 2005 compared with

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------



$1,490 in fiscal 2004. Operating loss for our interventional business was reduced by $243 to $275 in the first quarter of 2005 from $518 in fiscal 2004. Operating expenses in our corporate and other business increased $76 to $481 in the first quarter of fiscal 2005 from $405 in the first quarter of 2004.

We recorded a provision for income taxes of $101 in the first quarter of fiscal 2005, at an effective tax rate of 33%, as compared to $215 at an effective tax rate of 34% in the first quarter of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

Cash and cash equivalents were $8,124 at January 31, 2005 as compared to $15,369 at October 31, 2004, a decrease of $7,245. The decrease in cash is primarily related to net purchases of $6,546 of short-term investments during the first three months of fiscal 2005. These investments represent highly liquid, low-risk debt securities with maturities greater than three months. Additionally, $986 of cash was used in the first quarter of fiscal 2005 for the purchase of substantially all of the operating assets of Neuroregen, LLC.

Operating activities generated cash of $995 in the first three months of fiscal 2005, as compared to using cash of $419 during the first three months of fiscal 2004. Cash in the first quarter of fiscal 2005 was primarily provided by net income of $205 and non-cash expenses of $739. Working capital generated cash of $51. Accounts receivable provided cash of $777, primarily as a result of a decrease within our interventional business, which was due in large part to one account where the processing of payments to us was delayed as of October 31, 2004. Inventories decreased by $321, driven by a decrease in our interventional business where inventories can fluctuate significantly depending upon the timing of purchases and usage of precious metals. Accrued expenses and accounts payable decreased by a net of $1,073 due to timing of various payments.

Investing activities used $8,429 of cash during the first three months of fiscal 2005 compared to $1,234 in the prior-year period. The increase is primarily due to the net purchases of $6,546 in short-term investments, $986 of cash used for the purchase of substantially all of the operating assets of Neuroregen, LLC and $834 used for capital expenditures for purchases of equipment and leasehold improvements. During fiscal 2005, we may spend up to $5,000 for investments in capital assets for various manufacturing, research and development, information technology and facility projects necessary to support our expected future growth.

Financing activities provided $189 of cash during the first three months of fiscal 2005, similar to $196 provided in the first quarter of fiscal 2004. Proceeds from stock-based compensation plans totaled $204, offset by $15 in cash repayments of capital lease obligations.

We have historically funded the operations and investments in our businesses utilizing internally generated cash flow and existing cash balances. We believe existing cash, cash equivalents and short-term investments, coupled with anticipated cash flows from operations will be sufficient to satisfy our operating cash requirements for the next twelve months. This forward-looking statement, as well as our long-term cash requirements, will be a function of a number of variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.

CRITICAL ACCOUNTING POLICIES

Short-term Investments: Our short-term investments consist of highly liquid debt securities with maturities greater than three months and less than one year. We determine the appropriate classification of our investments at the time of purchase. Debt securities are classified as held to maturity when we have the positive intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Available for sale securities are measured at fair market value in the balance sheets. As the fair market value of our available for sale investments approximates their amortized cost,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


there are no unrealized gains or losses for these investments to be reported as a separate component of shareholders' equity.

Goodwill: In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill is no longer amortized, but is reviewed annually for impairment as of the end of each fiscal year. Please see Note 4 to the unaudited consolidated condensed financial statements for additional goodwill information.

Other Intangible Assets: Our other intangible assets, primarily developed technology, patents, trademarks, and non-compete agreements pertaining to previous business acquisitions, are recorded at cost and are amortized using the straight-line method over their estimated useful lives, generally five to 17 years. These assets are reviewed annually for impairment as of the end of each fiscal year. Please see Note 4 to the unaudited consolidated condensed financial statements for additional intangible asset information.

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

NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs. This statement amends Chapter 4 of ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as requiring that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and the Company is currently assessing the impact of SFAS No. 151 on its operating results and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised). SFAS No. 123 (revised) revises SFAS No. 123 and requires entities to recognize compensation expense for all share-based payment transactions in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123 (revised) requires a company to record compensation expense for all awards granted after the date of adoption of SFAS No. 123 (revised) and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123 (revised) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact of the adoption of SFAS No. 123 (revised) on its operating results and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal financial instruments we maintain are in short-term investments and accounts receivable. We believe that the interest rate, credit and market risk related to these accounts is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility of assets and establishment of appropriate allowances in connection with our internal controls and policies. We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.

ITEM 4 -- CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

Between June and August 2004, five lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota by individual shareholders who seek to represent a class of purchasers of the Company's common stock during the period from October 16, 2003 through May 18, 2004. Those lawsuits have been consolidated into a single case which has expanded the class period from May 21, 2003 through May 18, 2004. The consolidated complaint generally alleges that the defendants violated the Securities Exchange Act of 1934 by issuing false or misleading statements about our business and prospects, which artificially inflated the price of the Company's securities. No damages have been specified. We believe that the lawsuit has no factual basis and intend to vigorously defend the consolidated action. Two related actions brought by individual shareholders who seek to represent the Company derivatively have also been filed in United States District Court for the District of Minnesota. Those lawsuits allege that certain officers and the Company's directors violated their fiduciary duties to the Company. The Company's Board of Directors has also received a demand to commence a claim against certain directors and officers and has created a special litigation committee to address that demand. We are unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings and have not recorded a liability in our consolidated balance sheet. We have incurred legal expenses and expect to incur additional legal expenses related to these suits in the future, potentially up to $500,000 in aggregate, the deductible under the insurance policy we believe provides coverage for such lawsuits. Legal and other fees could exceed the amount of our deductible for which, at this time, we anticipate our insurance carriers would reimburse us.

From time to time, the Company may become involved in litigation which is ordinary, routine litigation incidental to its business. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that the Company's risk management practices, including its insurance coverage, are reasonably adequate to protect against potential material liability losses.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     a.      Exhibits

     10.1    Compensation Arrangements for Named Executive Officers (filed herewith electronically).

     31.1    Certification of Chief Executive Officer pursuant to Rule 13a -- 14(a) of the Securities Exchange
             Act of 1934 (filed herewith electronically).

     31.2    Certification of Chief Financial Officer pursuant to Rule 13a -- 14(a) of the Securities Exchange
             Act of 1934 (filed herewith electronically).

     32.1    Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section
             1350, as adopted pursuant to Section 906 of the Sarbanes -- Oxley Act of 2002 (filed herewith electronically).

     b.      Reports on Form 8-K

             On November 10, 2004, Synovis filed a report on Form 8-K under Item
             8.01 in connection with a press release announcing that the surgical business segment will transition to new distribution for its surgical innovations products in a large distributor territory.

             On December 1, 2004, Synovis filed a report on Form 8-K filing certain financial information under Item 2.02 and furnishing a press release under Item 8.01, all relating to its earnings for the three and twelve months ended October 31, 2004.

             On December 7, 2004, Synovis filed a report on Form 8-K under Item
             1.01 discussing changes to non-employee director compensation in fiscal 2005 and Item 5.01 in connection with the election of Mark
             F. Palma and Sven A. Wehrwein to the Company's Board of Directors.

             On December 17, 2004, Synovis filed an amended report on Form 8-K/A under Item 5.02 which announced Board committee elections for Mr. Palma and Mr. Wehrwein.

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            SYNOVIS LIFE TECHNOLOGIES, INC.


Dated:   March 10, 2005                     /s/ Connie L. Magnuson
                                            ------------------------------------
                                            Connie L. Magnuson
                                            Vice President of Finance, Chief
                                            Financial Officer and Corporate
                                            Secretary (Principal Financial
                                            Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


     10.1    Compensation Arrangements for Named Executive Officers (filed herewith electronically).

     31.1    Certification of Chief Executive Officer pursuant to Rule 13a -- 14(a) of the Securities Exchange
             Act of 1934 (filed herewith electronically).

     31.2    Certification of Chief Financial Officer pursuant to Rule 13a -- 14(a) of the Securities Exchange
             Act of 1934 (filed herewith electronically).

     32.1    Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section
             1350, as adopted pursuant to Section 906 of the Sarbanes -- Oxley Act of 2002 (filed herewith electronically).