Form 10-Q
period 2005-04-30
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2005-06-08
CIK 780127

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

                    For quarterly period ended April 30, 2005
                                       OR

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

               ---------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  X   No
                                       ---     ----

On June 5, 2005, there were 11,796,298 shares of the registrant's common stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME  (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2005 AND 2004

-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
                                                                   Three Months Ended                  Six Months Ended
                                                                        April 30,                          April 30,
`                                                                 2005             2004             2005              2004
                                                             ---------------   -------------    --------------    -------------

Net revenue                                                        $ 14,366        $ 13,743          $ 27,789         $ 25,262
Cost of revenue                                                       8,966           8,098            17,162           13,999
                                                             ---------------   -------------    -------------------------------
Gross margin                                                          5,400           5,645            10,627           11,263

Operating expenses:
Selling, general and administrative                                   4,238           4,091             8,400            8,248
Research and development                                              1,264             910             2,172            1,804
Other                                                                    50               -                86                -
                                                             ---------------   -------------    -------------------------------
Operating income (loss)                                                (152)            644               (31)           1,211

Interest income, net                                                    197              58               382              125
                                                             ---------------   -------------    -------------------------------

Income before provision for income taxes                                 45             702               351            1,336

Provision for income taxes                                                4             219               105              434
                                                             ---------------   -------------    -------------------------------

Net income                                                             $ 41           $ 483             $ 246            $ 902
                                                             ===============   =============    ===============================

Earnings per share:
        Basic                                                           $ -          $ 0.04            $ 0.02           $ 0.08
                                                             ===============   =============    ==============    =============
        Diluted                                                         $ -          $ 0.04            $ 0.02           $ 0.08
                                                             ===============   =============    ==============    =============



      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS  (UNAUDITED)
AS OF APRIL 30, 2005 AND OCTOBER 31, 2004

--------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)
                                                                                    April 30,         October 31,
                                                                                      2005                2004
                                                                                 ----------------    ---------------

ASSETS
Current assets:
Cash and cash equivalents                                                        $         5,745     $       15,369
Short-term investments                                                                    36,060             26,931
Accounts receivable, net                                                                   7,735              7,722
Inventories                                                                               10,405             11,591
Deferred income tax asset, net                                                             1,088              1,088
Other current assets                                                                       2,415              2,467
                                                                                 ----------------    ---------------
    Total current assets                                                                  63,448             65,168

Property, plant and equipment, net                                                        14,049             13,704
Goodwill                                                                                   5,284              4,905
Other intangible assets, net                                                               2,475              1,948
                                                                                 ----------------    ---------------
    Total assets                                                                 $        85,256     $       85,725
                                                                                 ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                 $         2,191     $        3,551
Accrued expenses                                                                           3,073              2,906
Current maturities of capital lease obligations                                               15                 40
                                                                                 ----------------    ---------------
    Total current liabilities                                                              5,279              6,497

Deferred income tax liability, net                                                         1,227              1,227
                                                                                 ----------------    ---------------
    Total liabilities                                                                      6,506              7,724
                                                                                 ----------------    ---------------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at April 30, 2005 and
    October 31, 2004                                                                           -                  -
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 11,796,928 at April 30, 2005 and
    11,713,700 at October 31, 2004                                                           118                117
Additional paid-in capital                                                                73,116             72,614
Retained earnings                                                                          5,516              5,270
                                                                                 ----------------    ---------------
    Total shareholders' equity                                                            78,750             78,001
                                                                                 ----------------    ---------------
    Total liabilities and shareholders' equity                                   $        85,256     $       85,725
                                                                                 ================    ===============



      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND 2004

-------------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                                                Six Months Ended
                                                                                                     April 30,
                                                                                             2005              2004
                                                                                         --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $         246     $         902

Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
Depreciation of property, plant and equipment                                                    1,368             1,035
Amortization of intangible assets                                                                  206               148
Tax benefit from exercise of stock options                                                           -               283
Loss on disposal of manufacturing equipment                                                        174                 -

Changes in operating assets and liabilities:
Accounts receivable                                                                                (13)             (224)
Inventories                                                                                      1,186              (861)
Other current and non-current assets                                                                52              (105)
Accounts payable                                                                                (1,360)             (166)
Accrued expenses                                                                                   167            (1,248)
                                                                                         --------------    --------------

Net cash provided by (used in) operating activities                                              2,026              (236)
                                                                                         --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                                       (1,887)           (3,162)
Investments in patents and trademarks                                                              (83)              (89)
Purchases of short-term investments                                                            (57,479)          (20,958)
Redemptions of short-term investments                                                           48,350                 -
Purchase of assets of Neuroregen, LLC                                                             (986)                -
Other                                                                                              (43)                8
                                                                                         --------------    --------------

Net cash used in investing activities                                                          (12,128)          (24,201)
                                                                                         --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans                                             503               589
Repayment of capital lease and other long-term obligations                                         (25)             (184)
                                                                                         --------------    --------------

Net cash provided by financing activities                                                          478               405
                                                                                         --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (9,624)          (24,032)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                15,369            44,102
                                                                                         --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $       5,745     $      20,070
                                                                                         ==============    ==============


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

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and six months ended April 30, 2005 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2005.

(2)  ACQUISITION OF BUSINESS:

On December 6, 2004, Synovis Micro Companies Alliance, Inc. (MCA), a wholly owned subsidiary of Synovis Life Technologies, Inc., purchased substantially all of the assets of Neuroregen, LLC. The primary asset acquired was the rights to the Neurotube(R), a bioabsorbable nerve conduit which is designed to assist in the regeneration of nerves. The purchase price included a cash payment of $986,000 plus certain additional payments to the former shareholders of Neuroregen, LLC. These additional payments will be based on the cumulative net sales of the Neurotube through December 6, 2009 and are equal to 4% of the first $2,000,000 of cumulative net sales, 8% of the next $3,000,000 in cumulative net sales and 12% of all cumulative net sales in excess of $5,000,000. Approximately $653,000 of the purchase price was allocated to identifiable intangible assets to be amortized on a straight line basis over an estimated average useful life of five years. The remaining amount of the purchase price was recorded as goodwill. Additional payments to the former shareholders of Neuroregen, LLC will be recorded as additional goodwill when earned.

As the acquisition occurred in December 2004, sales of the Neurotube from December 7, 2004 to April 30, 2005 are included in the Consolidated Condensed Statement of Income for the three and six month period ended April 30, 2005. The assets acquired in the transaction are included in the Company's Consolidated Condensed Balance Sheet as of April 30, 2005 and the purchase transaction has been included in the Consolidated Condensed Statement of Cash Flows for the six month period ended April 30, 2005.

Pro forma combined financial information for the three and six month periods ended April 30, 2005 and 2004 have not been provided as the historical operating results of Neuroregen, LLC are not considered significant in relation to the Company's results for the periods then ended.

(3)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION (in thousands):

                                                                                    April 30,      October 31,
                                                                                      2005            2004
                                                                                      ----            ----
Inventories:

Finished Goods..................................................................   $    3,671       $   3,822
Work in process.................................................................        4,211           4,647
Raw Materials...................................................................        2,523           3,122
                                                                                   ----------       ---------
                                                                                   $   10,405       $  11,591
                                                                                   ==========       =========

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------



(4)  GOODWILL AND OTHER INTANGIBLE ASSETS (in thousands):


The following table summarizes the Company's amortized intangible assets:

                                               As of April 30,                                   As of October 31,
                                                     2005                                               2004
                                                     ----                                               ----
                                   Gross Carrying            Accumulated             Gross Carrying              Accumulated
                                        Amount              Amortization                 Amount                 Amortization
                                   --------------           ------------             --------------             ------------
Amortized intangible assets:
     Patents and trademarks         $       1,536           $         507             $       1,253             $        447
     Developed technology                   1,102                     424                     1,102                      369
     Noncompete agreements                  1,500                     732                     1,050                      641
                                    -------------           -------------             -------------             ------------
         Total                      $       4,138           $       1,663             $       3,405             $      1,457
                                    =============           =============             =============             ============


Amortization expense was $206,000 for the six months ended April 30, 2005 and $148,000 for the six months ended April 30, 2004. The estimated amortization expense for each of the next five years is approximately $500,000 per year, based on the Company's present intangible assets.

The following is a summary of goodwill by business segment:

                                             Interventional business           Surgical business            Total
                                             -----------------------           -----------------            -----
Goodwill as of:
     April 30, 2005                               $    4,093                     $     1,191              $   5,284
     October 31, 2004                             $    4,093                     $       812              $   4,905


No impairment losses were incurred during the six months ended April 30, 2005.

(5)  STOCK BASED COMPENSATION (in thousands except share and per share data):

The following table demonstrates the effect on net income and earnings per share, net of taxes, as if the fair value based method of accounting had been applied to all outstanding and unvested stock compensation awards in each period:

                                                                Three Months Ended                Six Months Ended
                                                                     April 30,                        April 30,

                                                               2005           2004             2005              2004
                                                               ----           ----             ----               ----
Net income

As reported                                                  $    41         $   483         $   246           $   902

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                              212             186             404               315
                                                             -------         -------         -------           -------
Pro forma net income (loss)                                  $  (171)        $   297         $  (158)          $   587
                                                             =======         =======         =======           =======

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------




Basic earnings per share:
     As reported                                                  0.00            0.04           0.02        0.08
     Pro forma                                                   (0.01)           0.03          (0.01)       0.05
Diluted earnings per share:
     As reported                                                  0.00            0.04           0.02        0.08
     Pro forma                                                   (0.01)           0.02          (0.01)       0.05


                                                                                        As of April 30,
                                                                                 2005                      2004
                                                                                 ----                      ----

Options outstanding.......................................................          898,821                   982,376
Range of exercise prices..................................................   $2.00 - $25.07            $2.00 - $25.07
Range of expiration dates.................................................     2005 -- 2014              2004 -- 2014


(6)  EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:


                                                               Three Months Ended                 Six Months Ended
                                                                     April 30,                         April 30,
                                                              2005             2004             2005               2004
                                                              ----             ----             ----               ----

Denominator for basic earnings per share --
weighted-average common shares                             11,761,679       11,496,762        11,744,470        11,459,261


Shares associated with option plans                           244,317          495,566           259,707           558,129
                                                           ----------       ----------        ----------        ----------


Denominator for diluted earnings per share --
weighted-average common shares and dilutive
potential common shares                                    12,005,996       11,992,328        12,004,177        12,017,390
                                                           ==========       ===========       ==========        ==========



Options excluded from EPS calculation because
exercise prices are greater than the average
market price of the Company's common stock                    222,136           32,214           166,640            31,964
                                                           ==========       ==========        ==========        ==========

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------



(7)  SEGMENT INFORMATION (in thousands):

The Company's operations, which are presently based mainly in Minnesota and Puerto Rico, are comprised of two operating segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each. The Company evaluates the performance of its business segments and allocates resources based upon their respective current or future earnings contribution to the consolidated earnings of the Company or based upon the segment's product research and development efforts in process at that time.

Operations that are not included in either of the operating segments are included in the category "corporate and other." The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, including the costs of being a public company and the portion of management time estimated to be associated with corporate activities.

The following table presents certain financial information by business segment for the three and six months ended April 30, 2005 and 2004:


                                                         Three Months Ended                 Six Months Ended
                                                              April 30,                        April 30,
                                                        2005             2004             2005          2004
                                                        ----             ----             ----          ----
Net revenue:
     Surgical business                              $  5,950          $  6,614         $ 12,493      $ 13,300
     Interventional business                           8,416             7,129           15,296        11,962
                                                    --------          --------         --------      --------
         Total                                      $ 14,366          $ 13,743         $ 27,789      $ 25,262
                                                    ========          ========         ========      ========

Operating income (loss):
     Surgical business                              $    212          $  1,355         $  1,089      $  2,845
     Interventional business                             169              (306)            (106)         (824)
     Corporate and other                                (533)             (405)          (1,014)         (810)
                                                    --------          --------         --------      --------
          Total                                     $   (152)         $    644         $    (31)     $  1,211
                                                    ========          ========         ========      ========


(8)  SHAREHOLDERS' EQUITY:

During the six months ended April 30, 2005, stock options for the purchase of 62,530 shares of the Company's common stock were exercised at prices between $2.59 and $10.07 per share. During the six months ended April 30, 2004, stock options for the purchase of 65,021 shares of the Company's common stock were exercised at prices between $3.85 and $12.20 per share.

(9)  SHORT-TERM INVESTMENTS (in thousands):

During the six months ended April 30, 2005, the Company purchased $57,479 and redeemed at maturity $48,350 of short-term investments, resulting in net holdings of $36,060 of such securities at the end of the period. Short-term investments consist of highly liquid debt securities with maturities less than one year. The Company determines the appropriate classification of its investments at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Available for sale securities are measured at fair market value in the balance sheets. As the fair market value of our available for sale investments approximates their amortized cost, there are no unrealized gains or losses for these investments to be reported as a separate component of shareholders' equity.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


(10)  SUBSEQUENT EVENTS:

On May 13, 2005, the Company accelerated the vesting of 19,000 unvested and "out-of-the-money" stock options that were granted under the Company's 1995 Stock Incentive Plan. The acceleration is intended to enable the Company to avoid recognizing compensation expenses associated with these options in future periods following its adoption of Financial Accounting Standards Board ("FASB") Statement No. 123R (Shared-Based Payment) as of November 1, 2005.

Of the Company's other outstanding options, only options held by non-employee directors will remain unvested under their current terms at the time of the Company's adoption of FASB Statement No. 123R. The Company is evaluating alternatives to these options and its other stock-based compensation practices.

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

Operations that are not included in either of the operating segments are included in the category "corporate and other." The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, including the costs of being a public company and the estimated time of management personnel in support of corporate activities.

On December 6, 2004, Synovis Micro Companies Alliance, Inc. (MCA), a wholly owned subsidiary of Synovis Life Technologies, Inc., purchased substantially all of the assets of Neuroregen, LLC. The primary asset acquired was the rights to the Neurotube(R), a bioabsorbable nerve conduit which is designed to assist in the regeneration of nerves. The purchase price included a cash payment of $986,000 plus certain additional payments to the former shareholders of Neuroregen, LLC. These additional payments will be based on the cumulative net sales of the Neurotube through December 6, 2009 and are equal to 4% of the first $2,000,000 of cumulative net sales, 8% of the next $3,000,000 in cumulative net sales and 12% of all cumulative net sales in excess of $5,000,000. Approximately $653,000 of the purchase price was allocated to identifiable intangible assets to be amortized on a straight line basis over an estimated average useful life of five years. The remaining amount of the purchase price was recorded as goodwill. Additional payments to the former shareholders of Neuroregen, LLC will be recorded as additional goodwill when earned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2005 WITH THE THREE MONTHS ENDED APRIL 30, 2004 (IN THOUSANDS EXCEPT PER SHARE DATA)

The following table summarizes our condensed consolidated operating results:

                                                              For the quarter ended     For the quarter ended
                                                                  April 30, 2004            April 30, 2005

                                                                  $$$            %          $$$           %
                                                                  ---           ---         ---          ---
         Summary of Operating Results
         Net revenue                                           $ 14,366       100.0%      $13,743       100.0%
         Cost of revenue                                          8,966        62.4         8,098        58.9
                                                               ----------------------    --------------------
         Gross margin                                             5,400        37.6         5,645        41.1

         Selling, general and administrative                      4,238        29.5         4,091        29.8
         Research and development                                 1,264         8.8           910         6.6
         Other                                                       50         0.3             0         0.0
                                                               ----------------------    --------------------
         Operating expenses                                       5,552        38.6         5,001        36.4
                                                               ----------------------    --------------------
         Operating (loss) income                               $   (152)       (1.0%)     $   644         4.7%
                                                               ======================    ====================


Net revenue increased 5% to $14,366 in the second quarter of fiscal 2005 compared with $13,743 in the second quarter of fiscal 2004. Our consolidated operating income decreased $796 to a loss of $152 in the second quarter of fiscal 2005 from income of $644 in the prior year quarter. Consolidated net income decreased 92% in the current quarter to $41, or zero cents per diluted share, from $483, or four cents per diluted share, in the same quarter of fiscal 2004.

The following table summarizes our condensed consolidated operating results by business segment:

                                                                                    For the quarter ended
                                                                                           April 30,
                  Business Segment Information (in thousands)                       2005              2004
                                                                                    ----              ----

                           Net revenue
                                Surgical business                                $   5,950         $   6,614
                                Interventional business                              8,416             7,129
                                                                                 ---------         ---------
                                Total                                            $  14,366         $  13,743

                           Gross margin
                                Surgical business                                $   3,582         $   4,358
                                Interventional business                              1,818             1,287
                                                                                ----------         ---------
                                Total                                            $   5,400         $   5,645

                           Gross margin percentage
                                Surgical business                                       60%               66%
                                Interventional business                                 22%               18%
                                Total                                                   38%               41%

                           Operating income (loss)
                                Surgical business                                $      212        $   1,355
                                Interventional business                                 169             (306)
                                Corporate and other                                    (533)            (405)
                                                                                 ----------        ---------
                                Total                                            $     (152)       $     644

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------



Our surgical business generated net revenue of $5,950 in the second quarter of fiscal 2005, a 10% decrease from $6,614 in the year-ago quarter. The following table summarizes our surgical business net revenue by product group for the second quarter of fiscal 2005 and fiscal 2004:

                                                                         For the quarter ended
                                                                                April 30,
         Surgical Business Net Revenue                                    2005              2004
                                                                          ----              ----

                  Peri-Strips(R)                                       $   2,170         $   2,785
                  Other Biomaterial Products                               2,078             2,227
                  Devices for Microsurgery and Surgical Tools              1,382             1,293
                  Other                                                      320               309
                                                                       ---------         ---------
                       Total                                           $   5,950         $   6,614

The decreased volume in surgical business net revenue is primarily due to decreased sales of Peri-Strips. Worldwide net revenue from the sales of Peri-Strips, which includes our newly introduced Peri-Strips Dry with Veritas(R) Collagen Matrix ("PSD Veritas"), was $2,170 in the second quarter of fiscal 2005. This was a decrease of 22% over the second quarter of fiscal 2004 ($2,785) and 20% over the first quarter of fiscal 2005 ($2,713). Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominance of our revenue in gastric bypass surgery.

The decrease in Peri-Strips revenue in the second quarter of fiscal 2005 is believed to be attributable to several factors occurring within the gastric bypass market, which continues to be in a state of flux. These factors include but may not be limited to:

     -    availability of insurance to patients to cover gastric bypass,

     -    certain hospitals electing not to support gastric bypass programs,

     -    competing buttressing products,

     -    alternatives to gastric bypass surgery, including gastric banding, and

     - patient perception of gastric bypass as a safe, effective treatment option.

To the extent the above and other market factors continue to negatively impact Peri-Strips revenue, surgical business and consolidated operating performance could be adversely affected.

Revenue from Other Biomaterial Products decreased 7% to $2,078 in the second quarter of fiscal 2005. The decrease was primarily driven by the country of Taiwan, which as of April 2004, no longer permitted imports of bovine-based tissue products. In the second quarter of fiscal 2004, sales of Other Biomaterial Products to Taiwan totaled $87. The decrease was partially offset by increased revenue from our Veritas(R) remodelable biomaterial products, which increased $54 to $198 in the quarter. Revenue from Devices for Microsurgery and Surgical Tools was $1,382 in the second quarter of fiscal 2005, an increase of $89 or 7% from $1,293 in the year-ago quarter. Driving this increase were increased sales of our Coupler products and $90 in revenue from our newly acquired Neurotube(R) product. The Coupler is a device to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results. The Neurotube is designed to assist in the regeneration of nerves.

In November 2004, we announced that our surgical business had reached a mutual agreement with a distributor to change the representation of its products in a large U.S. territory. By agreement, the distributor stopped representing our products as of April 30, 2005, and new sales representation became effective May 1, 2005. The territory affected by the change covers approximately 22% of the U.S. population and approximately 200 hospitals that use our products. We believe this transition will yield long-term benefits, although the process of change will have short-term costs.

Given the continued revenue decrease of the surgical business into the second quarter, we are expecting to add several personnel who will work in concert with our distributors and reps in an effort to drive sales of our surgical

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


products. We do not expect to see revenue gains in the near term from any resources added in the third quarter given the time required to identify good candidates, the selection process and training required before they are sent into the field.

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

The following table summarizes our interventional business net revenue by market for the second quarter of fiscal 2005 and fiscal 2004:

                                                                           For the quarter ended
                                                                                 April 30,
                  Interventional Business Net Revenue                      2005             2004
                                                                           ----             ----
                           Cardiac rhythm management                    $   6,617        $   5,107
                           Other                                            1,799            2,022
                                                                        ---------        ---------
                                Total                                   $   8,416        $   7,129

The following table summarizes our interventional business net revenue by product for the second quarter of fiscal 2005 and fiscal 2004:


                                                                           For the quarter ended
                                                                                  April 30,
                  Interventional Business Net Revenue                      2005             2004
                                                                           ----             ----
                           Coils and helices                            $   4,257        $   3,650
                           Stylets and other wireforms                      2,769            2,174
                           Machining, molding and tool making               1,060              719
                           Other                                              330              586
                                                                       ----------        ---------
                                Total                                   $   8,416        $   7,129

Interventional business net revenue increased 18% to $8,416 in the second quarter of fiscal 2005 from $7,129 in the second quarter of fiscal 2004. The revenue increase is primarily due to increased sales to our interventional businesses' three largest customers, who collectively accounted for 81% of revenue in each of the second quarters of fiscal 2005 and 2004.

Our interventional business is indirectly affected by the market conditions and trends of the CRM market, and we are directly affected by the actions of our customers in response to this market. Sales of components within the CRM market increased 30% in the second quarter of fiscal 2005 as compared to the same period in fiscal 2004. As previously reported, however, we believe that interventional business revenue in fiscal 2004 was negatively impacted by a material slowdown in customer orders for components for their CRM devices.

The consolidated gross margin percentage decreased three percentage points, from 41% to 38% during the second quarter of fiscal 2005 from the same quarter of fiscal 2004. The decreased consolidated gross margin percentage is attributable to the impact of business unit mix being weighted more heavily to our interventional business, which operates at a lower gross margin percentage than our surgical business. The gross margin for our surgical business decreased six percentage points, from 66% in the second quarter of fiscal 2004 to 60% in the second quarter of fiscal 2005. The decreased margin within our surgical business is primarily due to higher overhead rates in fiscal 2004 as compared to fiscal 2003. As inventory within our surgical business turns approximately twice a year, inventory sold in the second quarter of fiscal 2004 was produced in fiscal 2003 at lower rates. While increased overhead rates are the primary driver of the decreased surgical business margin, product mix also was a factor, as Peri-Strips generally

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------



have a higher gross margin than our other surgical business products. Over the past four quarters, gross margins for the surgical business have ranged from 59.8% to 60.4%. For the remainder of fiscal 2005, surgical business gross margins are expected to be dependent upon product mix and overall revenue levels. Gross margin in the interventional business increased four percentage points, from 18% in fiscal 2004 to 22% in fiscal 2005. The improvement is due to a reduced cost structure that resulted from the realignment and right-sizing of our direct labor and overhead workforce, our focus on manufacturing efficiencies and our continued transfer of manufacturing activities to Puerto Rico, where labor rates are lower. We expect gross margins in the interventional business to improve in the second half of fiscal 2005 as compared to the first half of the year. However, there can be no assurance interventional margins will improve. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities. Accordingly, our consolidated gross margins may fluctuate from period to period based on variations in these factors.

Selling, general and administrative ("SG&A") expense during the second quarter of fiscal 2005 was $4,238, an increase of 4% compared to fiscal 2004 of $4,091. As a percentage of net revenue, SG&A expense was 30% in both the second quarter of fiscal 2005 and fiscal 2004. During the 2005 period, we incurred additional SG&A costs associated with Sarbanes-Oxley compliance, increases at our surgical business resulting from our fiscal 2004 facility expansion, as well as increased operating expenses associated with the acquisition of the Neurotube product line. SG&A expense is expected to trend upward in the second half of fiscal 2005 as compared to the first half of fiscal 2005 due to the expected addition of several sales personnel within the surgical business as noted above, the expected commencement of a colorectal clinical market evaluation using PSD Veritas, as well as other factors.

Research and development ("R&D") expense increased $354 or 39% during the second quarter of fiscal 2005 to $1,264 from $910 during the prior-year quarter. This increase is due to two studies within our surgical business: a colorectal circular stapler study and a bariatric circular stapler study, both utilizing our newly introduced PSD Veritas. In both business units R&D expense fluctuates from quarter to quarter based on the timing and progress through external parties of the projects, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

During the second quarter of fiscal 2005 we incurred $50 of other operating expenses, all of which are related to legal and other fees incurred in connection with certain lawsuits filed against the Company. These lawsuits allege that the Company and certain of its executive officers violated the Securities Exchange Act of 1934 by issuing false or misleading statements about the Company's business and prospects, which artificially inflated the price of the Company's securities. We believe that the lawsuits have no factual basis and intend to vigorously defend the actions. However, we expect to incur additional legal expenses related to these suits in the future, potentially up to $500, the deductible under the insurance policy the Company believes provides coverage for such lawsuits. As of April 30, 2005, we have incurred a total of $132 in legal and other fees related to the lawsuits.

Operating loss in the second quarter of fiscal 2005 was $152, a decrease of $796 from operating income of $644 in the second quarter of fiscal 2004. Second quarter operating income for our surgical business decreased $1,143 to $212 in fiscal 2005 compared with $1,355 in fiscal 2004. Our interventional business had operating income of $169 in the second quarter of 2005, an increase of $475 from an operating loss of $306 in the prior year quarter. Operating expenses in our corporate and other business increased $128 to $533 in the first quarter of fiscal 2005 from $405 in the second quarter of 2004.

We recorded a provision for income taxes of $4 in the second quarter of fiscal 2005, at an effective tax rate of 9%, as compared to $219 at an effective tax rate of 31% in the second quarter of fiscal 2004. The decreased rate in the second quarter of fiscal 2005 is the result of adjusting our expected fiscal 2005 effective tax rate from 33% to 30%, and due to relatively low pretax income in the second quarter. We presently expect to have an effective tax rate of 30% for fiscal 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 2005 WITH THE SIX MONTHS ENDED APRIL 30, 2004 (IN THOUSANDS EXCEPT PER SHARE DATA)

The following table summarizes our condensed consolidated operating results:

                                                              For the six months ended      For the six months ended
                                                                    April 30, 2004                April 30, 2005

         Summary of Operating Results                           $$$                 %          $$$                %
                                                                ---                ---         ---               ---
         Net revenue                                        $ 27,789             100.0%     $ 25,262           100.0%
         Cost of revenue                                      17,162              61.8        13,999            55.4
                                                            --------------------------      ------------------------
         Gross margin                                         10,627              38.2        11,263            44.6

         Selling, general and administrative                   8,400              30.2         8,248            32.6
         Research and development                              2,172               7.8         1,804             7.2
         Other                                                    86               0.3             0             0.0
                                                            --------------------------      ------------------------
         Operating expenses                                   10,658              38.3        10,052            39.8
                                                            --------------------------      ------------------------
         Operating (loss) income                            $    (31)             (0.1%)    $  1,211             4.8%
                                                        ===============================     ========================

Net revenue increased 10% to $27,789 in the first six months of fiscal 2005 compared with $25,262 in the first six months of fiscal 2004. Our consolidated operating income decreased $1,242 to an operating loss of $31 in the first half of fiscal 2005 from $1,211 in the prior year period. Consolidated net income decreased 73% in the first half of fiscal 2005 to $246, or two cents per diluted share, from $902, or eight cents per diluted share, in the same period of fiscal 2004.

The following table summarizes our condensed consolidated operating results by business segment:

                                                                         For the six months ended
                                                                                  April 30,
                  Business Segment Information                             2005             2004
                                                                           ----             ----

                           Net revenue
                                Surgical business                       $ 12,493         $ 13,300
                                Interventional business                   15,296           11,962
                                                                        --------         --------
                                Total                                   $ 27,789         $ 25,262

                           Gross margin
                                Surgical business                       $  7,492         $  8,703
                                Interventional business                    3,135            2,560
                                                                        --------         --------
                                Total                                   $ 10,627         $ 11,263

                           Gross margin percentage
                                Surgical business                             60%              65%
                                Interventional business                       21%              21%
                                Total                                         38%              45%


                           Operating income (loss)
                                Surgical business                       $  1,089         $  2,845
                                Interventional business                     (106)            (824)
                                Corporate and other                       (1,014)            (810)
                                                                        --------         --------
                                Total                                   $    (31)        $  1,211

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Our surgical business generated net revenue of $12,493 in the first six months of fiscal 2005, a 6% decrease from $13,300 in the year-ago period. The following table summarizes our surgical business net revenue by product group for the first six months of fiscal 2005 and fiscal 2004:

                                                                        For the six months ended
                                                                                  April 30,
         Surgical Business Net Revenue                                    2005              2004
                                                                          ----              ----
                  Peri-Strips(R)                                       $   4,883         $   5,880
                  Other Biomaterial Products                               4,282             4,318
                  Devices for Microsurgery and Surgical Tools              2,709             2,480
                  Other                                                      619               622
                                                                       ---------         ---------
                       Total                                           $  12,493         $  13,300

Worldwide net revenue from the sales of Peri-Strips was $4,883 in the first six months of fiscal 2005, a decrease of $997 or 17% compared to $5,880 in the first half of fiscal 2004. The decrease in Peri-Strips revenue in the second quarter of fiscal 2005 is believed to be attributable to several factors within the gastric bypass market, which are discussed in the second quarter comparison.

Revenue from Other Biomaterial Products decreased 1% to $4,282 in the first six months of fiscal 2005. The decrease was primarily driven by the country of Taiwan, which as of April 2004, no longer permitted imports of bovine-based tissue products. In the first half of fiscal 2004, sales of Other Biomaterial Products to Taiwan totaled $203. The decrease was partially offset by increased revenue from our Veritas(R) remodelable biomaterial products, which increased $135 to $424 in the year to date period. Revenue from Devices for Microsurgery and Surgical Tools was $2,709 in the first half of fiscal 2005, an increase of $229 or 9% from $2,480 in the year-ago quarter. Driving this increase were increased sales of our Coupler products and $159 in revenue from our newly acquired Neurotube(R) product.

The following table summarizes our interventional business net revenue by market:

                                                                 For the six months ended
                                                                         April 30,
                  Interventional Business Net Revenue             2005              2004
                                                                  ----              ----
                           Cardiac rhythm management           $ 11,717          $   8,702
                           Other                                  3,579              3,260
                                                               --------          ---------
                                Total                          $ 15,296          $  11,962

The following table summarizes our interventional business net revenue by product:


                                                                         For the six months ended
                                                                                  April 30,
                  Interventional Business Net Revenue (in thousands)       2005             2004
                                                                           ----             ----

                           Coils and helices                            $   7,695         $   5,855
                           Stylets and other wireforms                      5,097             3,802
                           Machining, molding and tool making               1,934             1,352
                           Other                                              570               953
                                                                       ----------         ---------
                                Total                                  $   15,296         $  11,962

Interventional business net revenue increased 28% to $15,296 in the first six months of fiscal 2005 from $11,962 in the same period of fiscal 2004. The revenue increase is primarily due to increased sales to our interventional

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


businesses' three largest customers, who collectively accounted for 81% and 79% of revenue in the first half of fiscal 2005 and 2004, respectively. Sales growth to these customers averaged 31% in the first six months of fiscal 2005 compared to the prior-year period.

Our interventional business is indirectly affected by the market conditions and trends of the CRM market, and we are directly affected by the actions of our customers in response to this market. Sales of components within the CRM market increased 35% in the first six months of fiscal 2005, and accounted for 90% of our interventional businesses' revenue growth in the period.

Our interventional business has customarily experienced variations in revenue from period to period primarily due to variability in the timing of customer draws against annual purchase orders. Such variations are difficult to precisely predict and are expected to continue in the future.

During the first half of fiscal 2005, our interventional business recorded its first sales of a product incorporating our Navi-Glide(TM) Steerable Stylet ("Navi-Glide") technology. The Navi-Glide is designed as a single-use disposable device designed to assist physicians in interventional cardiac and neuro procedures. This sale marked the completion of a development cycle initiated with one of our customers in prior years. We are presently working with other customers on individualized applications of this technology. We currently expect minimal revenue from Navi-Glide in fiscal 2005 as the adaptation, development and review processes required to bring these projects to completion are lengthy in nature, and are shared with our customers, who control the timeline and prioritization of such projects.

The consolidated gross margin percentage decreased seven percentage points, from 45% to 38% during the first six months of fiscal 2005 from the same period of fiscal 2004. The decreased consolidated gross margin percentage is primarily attributable to the impact of business unit mix being weighted more heavily to our interventional business, which operates at a lower gross margin percentage than our surgical business. The gross margin for our surgical business decreased five percentage points, from 65% in the first half of fiscal 2004 to 60% in the first half of fiscal 2005. As inventory within our surgical business turns approximately twice a year, inventory sold in the first six months of fiscal 2004 was produced in fiscal 2003 at our lower rates. While increased overhead rates are the primary driver of the decreased surgical business margin, product mix also was a factor, as Peri-Strips generally have a higher gross margin than our other surgical business products. Over the past four quarters, gross margins for the surgical business have ranged from 59.8% to 60.4%. Gross margin in the interventional business was consistent at 21% in the first half of both fiscal 2005 and fiscal 2004. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities. Accordingly, our consolidated gross margins may fluctuate from period to period based on variations in these factors.

Selling, general and administrative ("SG&A") expense during the first six months of fiscal 2005 was $8,400, a 2% increase from $8,248 in fiscal 2004. As a percentage of net revenue, SG&A expense was 30% in the first six months of fiscal 2005 as compared to 33% in the prior-year period. During the 2005 period, we incurred additional SG&A costs associated with Sarbanes-Oxley compliance, increases at our surgical business resulting from our fiscal 2004 facility expansion, as well as increased operating expenses associated with the acquisition of the Neurotube product line.

Research and development ("R&D") expense increased 20% during the first half of fiscal 2005 to $2,172 from $1,804 during the prior-year period. This increase is primarily due to two studies within our surgical business: a colorectal circular stapler study and a bariatric circular stapler study, both utilizing our newly introduced PSD Veritas. In both business units R&D expense fluctuates from quarter to quarter based on the timing and progress through external parties of the projects, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


During the first six months of fiscal 2005 we incurred $86 of other operating expenses, which is for legal and other fees incurred in connection with certain lawsuits filed against the Company. These lawsuits allege that the Company and certain of its executive officers violated the Securities Exchange Act of 1934 by issuing false or misleading statements about the Company's business and prospects, which artificially inflated the price of the Company's securities. We believe that the lawsuits have no factual basis and intend to vigorously defend the actions. However, we expect to incur additional legal expenses related to these suits in the future, potentially up to $500, the deductible under the insurance policy the Company believes provides coverage for such lawsuits.

Operating loss in the first six months of fiscal 2005 was $31, a decrease of $1,242 from operating income of $1,211 in the first six months of fiscal 2004. First half operating income for our surgical business decreased $1,756 to $1,089 in fiscal 2005 compared with $2,845 in fiscal 2004. Operating loss for our interventional business was reduced by $718 to $106 in the first six months of 2005 from $824 in fiscal 2004. Operating expenses in our corporate and other business increased $204 to $1,014 in the first six months of fiscal 2005 from $810 in the first six months of 2004.

We recorded a provision for income taxes of $105 in the first six months of fiscal 2005, at an effective tax rate of 30%, as compared to $434 at an effective tax rate of 33% in the first six months of fiscal 2004. We presently expect to have an effective tax rate of 30% for fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,745 at April 30, 2005 as compared to $15,369 at October 31, 2004, a decrease of $9,624. The decrease in cash is primarily related to net purchases of $9,129 of short-term investments during the first six months of fiscal 2005. These investments represent highly liquid, low-risk debt securities with maturities greater than three months. Cash, cash equivalents and short-term investments were $41,805 at April 30, 2005 as compared to $42,300 at October 31, 2005. Additionally, $986 of cash was used in the first half of fiscal 2005 for the purchase of substantially all of the operating assets of Neuroregen, LLC.

Operating activities generated cash of $2,026 in the first six months of fiscal 2005, as compared to using cash of $236 during the first six of fiscal 2004. Cash in the first six months of fiscal 2005 was primarily provided by net income of $246 and non-cash expenses of $1,748. Working capital generated cash of $32. Inventories decreased by $1,186, driven by a decrease in our interventional business where inventories can fluctuate significantly depending upon the timing of purchases and usage of precious metals. Accrued expenses and accounts payable decreased by a net of $1,193 due to timing of various payments.

Investing activities used $12,128 of cash during the first six months of fiscal 2005 compared to $24,201 in the prior-year period. Investing activities in the first six months of fiscal 2005 include the net purchases of $9,129 in short-term investments, $986 of cash used for the purchase of substantially all of the operating assets of Neuroregen, LLC and $1,887 used for capital expenditures for purchases of equipment and leasehold improvements. During fiscal 2005, we may spend up to an aggregate of $5,000 for investments in capital assets for various manufacturing, information technology and facility projects necessary to support our expected future growth.

Financing activities provided $478 of cash during the first six months of fiscal 2005, similar to $405 provided in the first six months of fiscal 2004. Proceeds from stock-based compensation plans totaled $503, offset by $25 in cash repayments of capital lease obligations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


CRITICAL ACCOUNTING POLICIES

Short-term Investments: Our short-term investments consist of highly liquid debt securities with maturities less than one year. We determine the appropriate classification of our investments at the time of purchase. Debt securities are classified as held to maturity when we have the positive intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Available for sale securities are measured at fair market value in the balance sheets. As the fair market value of our available for sale investments approximates their amortized cost, there are no unrealized gains or losses for these investments to be reported as a separate component of shareholders' equity.

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


NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs. This statement amends Chapter 4 of ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as requiring that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and the Company does not expect SFAS No. 151 to have a material impact on its operating results and financial condition.

In December 2004, the FASB issued SFAS No. 123R (Share-Based Payment). SFAS No. 123R revises SFAS No. 123 and requires entities to recognize compensation expense for all share-based payment transactions in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123R requires a company to record compensation expense for all awards granted after the date of adoption of SFAS No. 123R and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123R is

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

On May 13, 2005, the Company accelerated the vesting of 19,000 unvested and "out-of-the-money" stock options that were granted under the Company's 1995 Stock Incentive Plan. The acceleration is intended to enable the Company to avoid recognizing compensation expenses associated with these options in future periods following its adoption of SFAS No. 123R as of November 1, 2005.

Of the Company's other outstanding options, only options held by non-employee directors will remain unvested under their current terms at the time of the Company's adoption of FASB Statement No. 123R. The Company is evaluating alternatives to these options and its other stock-based compensation practices.

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

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

Between June and August 2004, five lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota by individual shareholders who seek to represent a class of purchasers of the Company's common stock during the period from October 16, 2003 through May 18, 2004. Those lawsuits have been consolidated into a single case which has expanded the class period from May 21, 2003 through May 18, 2004. The consolidated complaint generally alleges that the defendants violated the Securities Exchange Act of 1934 by issuing false or misleading statements about our business and prospects, which artificially inflated the price of the Company's securities. No damages have been specified. We believe that the lawsuit has no factual basis and intend to vigorously defend the consolidated action. Two related actions brought by individual shareholders who seek to represent the Company derivatively have also been filed in United States District Court for the District of Minnesota. Those lawsuits allege that certain officers and the Company's directors violated their fiduciary duties to the Company. The Company's Board of Directors has also received a demand to commence a claim against certain directors and officers and has created a special litigation committee to address that demand. We are unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings and have not recorded a liability in our consolidated condensed balance sheet. We have incurred legal expenses and expect to incur additional legal expenses related to these suits in the future, potentially up to $500,000 in aggregate, the deductible under the insurance policy we believe provides coverage for such lawsuits. Legal and other fees could exceed the amount of our deductible for which, at this time, we anticipate our insurance carriers would reimburse us.

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

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a report of the voting results of the Company's annual shareholders meeting held on February 22, 2005.

The proposal to elect seven directors, as described in the Company's proxy statement for its annual meeting of shareholders held on February 22, 2005, was approved. Karen Gilles Larson, William G. Kobi, Mark F. Palma, Richard W. Perkins, Timothy M. Scanlan, Edward E. Strickland and Sven A. Wehrwein were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. There were no broker non-votes, abstentions or votes withheld. The tabulation was as follows:

              Director                                    Votes For                   Votes Against
              --------                                    ---------                   -------------
         William G. Kobi                                 10,685,367                      246,495
         Karen Gilles Larson                             10,677,617                      254,245
         Mark F. Palma                                   10,723,769                      208,093
         Richard W. Perkins                               9,732,784                    1,199,078
         Timothy M. Scanlan                              10,718,629                      213,233
         Edward E. Strickland                            10,675,381                      256,481
         Sven A. Wehrwein                                10,722,968                      208,894

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS


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


                                          SYNOVIS LIFE TECHNOLOGIES, INC.


Dated:   June 8, 2005                     /s/      Brett Reynolds
                                          ------------------------------------
                                                   Brett Reynolds
                                                   Vice President of Finance,
                                                   Chief Financial Officer
                                                   and Corporate Secretary
                                                   (Principal Financial Officer)

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