Form 10-Q
period 2005-07-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2005-09-07
CIK 780127

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For quarterly period ended July 31, 2005
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ___ to ____

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes      No  X
                            ---     ---

On September 2, 2005, there were 11,876,880 shares of the registrant's common stock, par value $.01 per share, outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME  (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2005 AND 2004

-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
                                                                  Three Months Ended                 Nine Months Ended
                                                                        July 31,                          July 31,
                                                                 2005             2004             2005             2004
                                                            ---------------   -------------    -------------     ------------
Net revenue                                                   $     15,636     $    15,145       $   43,425        $  40,407
Cost of revenue                                                     10,196           9,593           27,358           23,592
                                                            ---------------   -------------    -------------     ------------
Gross margin                                                         5,440           5,552           16,067           16,815

Operating expenses:
Selling, general and administrative                                  4,407           4,076           12,807           12,324
Research and development                                               897           1,129            3,069            2,933
Other                                                                   44             153              130              153
                                                            ---------------   -------------    -------------     ------------

Operating income                                                        92             194               61            1,405

Other income, net                                                      263              86              645              211
                                                            ---------------   -------------    -------------     ------------

Income before provision for income taxes                               355             280              706            1,616

Provision for income taxes                                               0              93              105              527
                                                            ---------------   -------------    -------------     ------------

Net income                                                    $        355     $       187       $      601        $   1,089
                                                            ===============   =============    =============     ============

Earnings per share:
        Basic                                                 $       0.03     $      0.02       $     0.05        $    0.09
                                                            ===============   =============    =============     ============
        Diluted                                               $       0.03     $      0.02       $     0.05        $    0.09
                                                            ===============   =============    =============     ============


      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS  (UNAUDITED)
AS OF JULY 31, 2005 AND OCTOBER 31, 2004

--------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)
                                                                                    July 31,          October 31,
                                                                                      2005                2004
                                                                                 ----------------    ---------------
ASSETS
Current assets:
Cash and cash equivalents                                                          $       6,378       $     15,369
Short-term investments                                                                    36,045             26,931
Accounts receivable, net                                                                   8,232              7,722
Inventories                                                                               10,375             11,591
Deferred income tax asset, net                                                             1,022              1,088
Other current assets                                                                       2,114              2,467
                                                                                 ----------------    ---------------
    Total current assets                                                                  64,166             65,168

Property, plant and equipment, net                                                        13,882             13,704
Goodwill                                                                                   5,312              4,905
Other intangible assets, net                                                               2,360              1,948
                                                                                 ----------------    ---------------
    Total assets                                                                   $      85,720       $     85,725
                                                                                 ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                   $       1,490       $      3,551
Accrued expenses                                                                           3,694              2,906
Current maturities of capital lease obligations                                               12                 40
                                                                                 ----------------    ---------------
    Total current liabilities                                                              5,196              6,497

Deferred income tax liability, net                                                         1,001              1,227
                                                                                 ----------------    ---------------
    Total liabilities                                                                      6,197              7,724
                                                                                 ----------------    ---------------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at July 31, 2005 and
    October 31, 2004                                                                           -                  -
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 11,849,710 at July 31, 2005 and
    11,713,700 at October 31, 2004                                                           118                117
Additional paid-in capital                                                                73,534             72,614
Retained earnings                                                                          5,871              5,270
                                                                                 ----------------    ---------------
    Total shareholders' equity                                                            79,523             78,001
                                                                                 ----------------    ---------------
    Total liabilities and shareholders' equity                                     $      85,720       $     85,725
                                                                                 ================    ===============


      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
FOR THE NINE MONTHS ENDED JULY 31, 2005 AND 2004

---------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                                             Nine Months Ended
                                                                                                  July 31,
                                                                                            2005             2004
                                                                                       --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $       601       $    1,089

Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation of property, plant and equipment                                                  2,121            1,654
Amortization of intangible assets                                                                312              223
Tax benefit from exercise of stock options                                                       127              283
Loss on disposal of manufacturing equipment                                                      268                -
Deferred income taxes                                                                           (160)               -

Changes in operating assets and liabilities:
Accounts receivable                                                                             (510)          (1,207)
Inventories                                                                                    1,216              391
Other current assets                                                                             353             (395)
Accounts payable                                                                              (2,061)            (413)
Accrued expenses                                                                                 788             (493)
                                                                                       --------------    -------------

Net cash provided by operating activities                                                      3,055            1,132
                                                                                       --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                                     (2,567)          (4,486)
Investment in patents and trademarks                                                             (86)            (157)
Purchase of short-term investments                                                           (60,464)         (65,835)
Redemption of short-term investments                                                          51,350           38,876
Purchase of assets of Neuroregen, LLC                                                           (986)               -
Other                                                                                            (59)             (47)
                                                                                       --------------    -------------

Net cash used in investing activities                                                        (12,812)         (31,649)
                                                                                       --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans                                           794              674
Repayment of capital lease and other long-term obligations                                       (28)            (244)
                                                                                       --------------    -------------

Net cash provided by financing activities                                                        766              430
                                                                                       --------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (8,991)         (30,087)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              15,369           44,102
                                                                                       --------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      6,378       $   14,015
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

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and nine months ended July 31, 2005 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2005.

(2)  ACQUISITION OF BUSINESS:

On December 6, 2004, Synovis Micro Companies Alliance, Inc. (MCA), a wholly owned subsidiary of Synovis Life Technologies, Inc., purchased substantially all of the assets of Neuroregen, LLC. The primary asset acquired was the rights to the Neurotube(R), a bioabsorbable nerve conduit which is designed to assist in the regeneration of nerves. The purchase price included a cash payment of $986,000 plus certain additional payments to the former shareholders of Neuroregen, LLC. These additional payments will be based on the cumulative net sales of the Neurotube through December 6, 2009 and are equal to 4% of the first $2,000,000 of cumulative net sales, 8% of the next $3,000,000 in cumulative net sales and 12% of all cumulative net sales in excess of $5,000,000. Approximately $653,000 of the purchase price was allocated to identifiable intangible assets to be amortized on a straight line basis over an estimated average useful life of five years. The remaining amount of the purchase price was recorded as goodwill. Additional payments to the former shareholders of Neuroregen, LLC will be recorded as additional goodwill when the criteria are achieved.

As the acquisition occurred in December 2004, sales of the Neurotube from December 7, 2004 to July 31, 2005 are included in the Consolidated Condensed Statement of Income for the nine month period ended July 31, 2005. The assets acquired in the transaction are included in the Company's Consolidated Condensed Balance Sheet as of July 31, 2005 and the purchase transaction has been included in the Consolidated Condensed Statement of Cash Flows for the nine month period ended July 31, 2005.

Pro forma combined financial information for the three and nine month periods ended July 31, 2005 and 2004 have not been provided as the historical operating results of Neuroregen, LLC are not considered significant in relation to the Company's results for the periods then ended.

(3)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION (in thousands):

                                                                                      July 31,        October 31,
                                                                                        2005              2004
                                                                                        ----              ----
Inventories:
Finished Goods..................................................................      $  3,274          $  3,822
Work in process.................................................................         4,523             4,647
Raw Materials...................................................................         2,578             3,122
                                                                                      --------          --------
                                                                                      $ 10,375          $ 11,591
                                                                                      ========          ========

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


(4)  GOODWILL AND OTHER INTANGIBLE ASSETS (in thousands):


The following table summarizes the Company's amortized intangible assets:

                                           As of July 31,                              As of October 31,
                                              2005                                           2004
                                              ----                                           ----

                                 Gross Carrying       Accumulated                Gross Carrying     Accumulated
                                    Amount           Amortization                   Amount         Amortization
                                 --------------      ------------                --------------    ------------
Amortized intangible assets:
     Patents and trademarks      $       1,527       $        535                $        1,253    $        447
     Developed technology                1,102                452                           369             369
     Noncompete agreements               1,500                782                         1,050             641
                                 --------------      ------------                --------------    ------------
         Total                   $       4,129       $      1,769                $        3,405    $      1,457
                                 =============       ============                ==============    ============


Amortization expense was $312 for the nine months ended July 31, 2005 and $223 for the nine months ended July 31, 2004. The estimated amortization expense for each of the next five years is approximately $450 per year, based on the Company's present intangible assets.

The following is a summary of goodwill by business segment:

                                     Interventional business           Surgical business                 Total
                                     -----------------------           -----------------                 -----
Goodwill as of:
     July 31, 2005                       $        4,093                 $       1,219                $     5,312
     October 31, 2004                    $        4,093                 $         812                $     4,905


No impairment losses were incurred during the nine months ended July 31, 2005.

(5)  STOCK BASED COMPENSATION (in thousands except share and per share data):

The following table demonstrates the effect on net income and earnings per share, net of taxes, as if the fair value based method of accounting had been applied to all outstanding and unvested stock compensation awards in each period:

                                                                Three Months Ended          Nine Months Ended
                                                                      July 31,                   July 31,
                                                                2005          2004          2005         2004
                                                                ----          ----          ----         ----
Net income

As reported                                                   $   355      $    187       $    601     $  1,089

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                               265           214            757          465
                                                              -------      --------       --------     --------
Pro forma net income (loss)                                   $    90      $    (27)      $   (156)    $    624
                                                              =======      ========       ========     ========

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


Basic earnings per share:
     As reported                                                 0.03          0.02           0.05         0.09
     Pro forma                                                   0.01         (0.00)         (0.01)        0.05

Diluted earnings per share:
     As reported                                                 0.03          0.02           0.05         0.09
     Pro forma                                                   0.01         (0.00)         (0.01)        0.05

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


                                                                                       As of July 31,
                                                                                2005                     2004
                                                                                ----                     ----
Options outstanding...................................................         814,602                 962,955
Range of exercise prices..............................................  $2.00 - $25.07          $2.00 - $25.07
Range of expiration dates.............................................     2005 - 2015             2004 - 2014

(6)  EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                               Three Months Ended                  Nine Months Ended
                                                                     July 31,                           July 31,
                                                              2005             2004              2005            2004
                                                              ----             ----              ----            ----

Denominator for basic earnings per share  -
weighted-average common shares                             11,808,938       11,532,167       11,766,187      11,496,058

Shares associated with option plans                           175,708          343,470          242,227         505,716
                                                           ----------        ---------       ----------      ----------

Denominator for diluted earnings per share  -
weighted-average common shares and dilutive
potential common shares                                    11,984,646       11,875,637       12,008,414      12,001,774
                                                           ==========      ===========       ==========      ==========

Options excluded from EPS calculation because
exercise prices are greater than the average
market price of the Company's common stock                    293,387           59,647          243,400          31,810
                                                           ==========      ===========       ==========      ==========

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

The following table presents certain financial information by business segment for the three and nine months ended July 31, 2005 and 2004:

                                                        Three Months Ended                Nine Months Ended
                                                             July 31,                          July 31,
                                                      2005              2004             2005             2004
                                                      ----              ----             ----             ----
Net revenue:
     Surgical business                              $  6,608          $  6,950         $ 19,101         $ 20,250
     Interventional business                           9,028             8,195           24,324           20,157
                                                    --------          --------         --------         --------
         Total                                      $ 15,636          $ 15,145         $ 43,425         $ 40,407
                                                    ========          ========         ========         ========

Operating income (loss):
     Surgical business                              $    428          $  1,171         $  4,016         $  1,517
     Interventional business                             171              (412)              65           (1,236)
     Corporate and other                                (507)             (565)          (1,521)          (1,375)
                                                    --------          --------         --------         --------
          Total                                     $     92          $    194         $     61         $  1,405
                                                    ========          ========         ========         ========

(8)  SHAREHOLDERS' EQUITY:

During the nine months ended July 31, 2005, stock options for the purchase of 115,337 shares of the Company's common stock were exercised at prices between $2.59 and $10.07 per share. During the nine months ended July 31, 2004, stock options for the purchase of 86,699 shares of the Company's common stock were exercised at prices between $2.59 and $12.20 per share.

(9)  SHORT-TERM INVESTMENTS (in thousands):

During the nine months ended July 31, 2005, the Company purchased $60,464 and redeemed at maturity $51,350 of short-term investments, resulting in net holdings of $36,045 of such securities at the end of the period. Short-term investments consist of highly liquid debt securities with maturities less than one year. The Company determines the appropriate classification of its investments at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Available for sale securities are measured at fair market value in the balance sheets. As the fair market value of the Company's available for sale investments approximates their amortized cost, there are no unrealized gains or losses for these investments to be reported as a separate component of shareholders' equity.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


(10) LITIGATION AND SUBSEQUENT EVENTS:

Between June and August 2004, five lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota by individual shareholders seeking to represent a class of purchasers of the Company's common stock during the period from October 16, 2003 through May 18, 2004. These lawsuits were subsequently consolidated into a single case, which expanded the class period from May 21, 2003 through May 18, 2004. The consolidated complaint generally alleges that the defendants violated the Securities Exchange Act of 1934 by issuing false or misleading statements about the Company's business and prospects, which artificially inflated the price of the Company's securities. On August 25, 2005, the United States District Court for the District of Minnesota granted plaintiffs' motion to amend the consolidated complaint and granted the Company's motion to dismiss these consolidated lawsuits, with prejudice, after finding that the amended consolidated complaint failed to plead plaintiffs' claims with sufficient particularity, as required under the Private Securities Litigation Reform Act of 1995.

Two related actions brought by individual shareholders who seek to represent the Company derivatively have also been filed in United States District Court for the District of Minnesota. These lawsuits allege that certain officers and the Company's directors violated their fiduciary duties to the Company. The Company's Board of Directors has received a demand to commence a claim against certain directors and officers and has created a special litigation committee to address that demand. On August 15, 2005, the special litigation committee submitted its report to the Board of Directors, with such report concluding that it was not a prudent use of the Company's resources, or in the Company's best interest, to pursue an action against the named individuals.

As the plaintiffs may appeal the dismissal of the class action lawsuit and as the Court has yet to rule on the derivative actions, we are unable to ascertain the ultimate disposition of these lawsuits and have therefore not recorded a liability in our consolidated condensed balance sheet related to these actions. Through July 31, 2005, we have incurred $176,000 in legal and other fees related to these lawsuits, and expect to incur additional legal expenses related to these suits in the future, potentially up to $500,000 in the aggregate, which represents the deductible under the insurance policy we believe provides coverage for such lawsuits.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Forward-Looking Statements:

The disclosures in this Form 10-Q include "forward-looking statements" made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "should", "could", "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, outcomes of clinical trials and regulatory submissions, the number of certain surgical procedures performed, the level of orders from contract manufacturing customers, a successful appeal of the judgment dismissing the securities action and the effectiveness of the company's plan to address surgical business revenue trends, as well as other factors found in the Company's filings with the Securities and Exchange Commission, such as the Annual Report on Form 10-K for the year ended October 31, 2004.

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

On December 6, 2004, Synovis Micro Companies Alliance, Inc. ("MCA"), a wholly owned subsidiary of Synovis Life Technologies, Inc., purchased substantially all of the assets of Neuroregen, LLC. The primary asset acquired was the rights to the Neurotube(R), a bioabsorbable nerve conduit which is designed to assist in the regeneration of nerves. The purchase price included a cash payment of $986,000 plus certain additional payments to the former shareholders of Neuroregen, LLC. These additional payments will be based on the cumulative net sales of the Neurotube through December 6, 2009 and are equal to 4% of the first $2,000,000 of cumulative net sales, 8% of the next $3,000,000 in cumulative net sales and 12% of all cumulative net sales in excess of $5,000,000. Approximately $653,000 of the purchase price was allocated to identifiable intangible assets to be amortized on a straight line basis over an estimated average useful life of five years. The remaining amount of the purchase price was recorded as goodwill. Additional payments to the former shareholders of Neuroregen, LLC will be recorded as additional goodwill when the criteria are achieved.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2005 WITH THE THREE MONTHS ENDED JULY 31, 2004 (IN THOUSANDS EXCEPT PER SHARE DATA)

The following table summarizes our condensed consolidated operating results:

                                                For the quarter ended       For the quarter ended
                                                    July 31, 2005               July 31, 2004                Change

Summary of Operating Results                      $$$              %          $$$             %          $$$         %
                                                  ---              -          ---             -          ---         -
Net revenue                                    $ 15,636         100.0%     $ 15,145         100.0%     $   491      3.2%
Cost of revenue                                  10,196          65.2         9,593          63.3          603      6.2
                                               ----------------------      ----------------------      ----------------
Gross margin                                      5,440          34.8         5,552          36.7         (112)    (2.0)

Selling, general and administrative               4,407          28.2         4,076          26.9          331      8.1
Research and development                            897           5.7         1,129           7.5         (232)   (20.5)
Other                                                44           0.3           153           1.0         (109)   (72.2)
                                               ----------------------      ----------------------      ----------------
Operating expenses                                5,348          34.2         5,358          35.4          (10)    (0.2)
                                               ----------------------     -----------------------      -----------------
Operating income                               $     92           0.6%    $     194           1.3%     $  (102)   (52.6%)
                                               ======================     =======================      =================


The following table summarizes our condensed consolidated operating results by business segment:

                                                                                 For the quarter ended
                                                                                        July 31,
                  Business Segment Information (in thousands)                    2005              2004
                                                                                 ----              ----

                           Net revenue
                                Surgical business                            $   6,608          $   6,950
                                Interventional business                          9,028              8,195
                                                                             ---------          ---------
                                Total                                        $  15,636          $  15,145

                           Gross margin
                                Surgical business                            $   3,484          $   4,200
                                Interventional business                          1,956              1,352
                                                                             ---------          ---------
                                Total                                        $   5,440          $   5,552

                           Gross margin percentage
                                Surgical business                                   53%                60%
                                Interventional business                             22%                17%
                                Total                                               35%                37%

                           Operating income (loss)
                                Surgical business                            $     428          $   1,171
                                Interventional business                            171               (412)
                                Corporate and other                               (507)              (565)
                                                                             ---------          ---------
                                Total                                        $      92          $     194

Our surgical business generated net revenue of $6,608 in the third quarter of fiscal 2005, a 5% decrease from $6,950 in the year-ago quarter. The following table summarizes our surgical business net revenue by product group for the third quarter of fiscal 2005 and fiscal 2004:

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

                                                                          For the quarter ended
                                                                                  July 31,
         Surgical Business Net Revenue                                    2005              2004
                                                                          ----              ----
                  Peri-Strips(R)                                       $   2,096         $   3,197
                  Other Biomaterial Products                               2,323             2,274
                  Devices for Microsurgery and Surgical Tools              1,515             1,207
                  Other                                                      674               272
                                                                       ---------         ---------
                       Total                                           $   6,608         $   6,950

The decreased volume in surgical business net revenue is due to decreased sales of Peri-Strips. Worldwide net revenue from the sales of Peri-Strips, which includes revenue from our newly introduced Peri-Strips Dry with Veritas(R) Collagen Matrix ("PSD Veritas"), was $2,096 in the third quarter of fiscal 2005. This was a decrease of 34% over the third quarter of fiscal 2004 ($3,197), the highest ever Peri-Strips revenue quarter, and a decrease of 3% compared to the second quarter of fiscal 2005 ($2,170). Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominance of our revenue in gastric bypass surgery.

The decrease in Peri-Strips revenue in the third quarter of fiscal 2005 is believed to be in part attributable to several factors occurring within the gastric bypass market, which include but may not be limited to:

     -    availability of insurance to patients to cover gastric bypass,
     -    certain hospitals electing not to support gastric bypass programs,
     -    competing buttressing products,
     -    alternatives to gastric bypass surgery, including gastric banding, and
     - patient perception of gastric bypass as a safe, effective treatment option.

In addition to the factors influencing the gastric bypass market, we believe that sales force effectiveness has also impacted Peri-Strips revenue. We are taking several steps designed to improve sales force effectiveness, including filling in August the newly created vice president of sales position for Surgical Innovations and increasing the number of sales specialists in the field. These specialists will work in concert with distributor and rep organizations and directly with physicians and hospitals in an effort to increase sales.

To the extent the above and other market factors continue to negatively impact Peri-Strips revenue, surgical business and consolidated operating performance could be adversely affected. Also, we do not expect to see immediate revenue gains from any resources added in the near term given the time required to identify good candidates, the selection process and training required before they are sent into the field.

Revenue from Devices for Microsurgery and Surgical Tools was $1,515 in the third quarter of fiscal 2005, an increase of $308 or 26% from $1,207 in the year-ago quarter. Driving this increase were increased sales of our Coupler products and $110 in revenue from our Neurotube(R) product, which was acquired in December 2004. The Neurotube is designed to assist in the regeneration of nerves. In addition, we recorded our first sale of the Varioscope product. The Varioscope, which we distribute in the U.S. for Life Optics(R) Corporation, is an optical system combining a miniaturized high-end microscope with the freedom of movement of a head-mounted system.

Revenue from Other products increased $402 in the third quarter of fiscal 2005, driven by sales of our Biograft, which increased $370 to $583. In the third quarter, new regulatory regulations came into effect that made the manufacture of the Biograft cost prohibitive. After considering other alternatives, we chose to discount the Biograft selling price and sold the majority of our Biograft finished goods inventory through our existing sales channels, writing off the remaining $185 in finished goods and raw materials inventory during the quarter.

Our interventional business is predominantly in the cardiac rhythm management ("CRM") market and we address three segments of this market: pacing, implantable cardioverter defibrillation ("ICD") and congestive heart failure ("CHF"). Within the CRM market, we produce conductor and shocking coils for pacing and defibrillator leads,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


helices for active fixation leads, and stylets used to implant all types of leads. Our interventional business has customarily experienced variations in revenue from period to period primarily due to inherent variability in the timing of customer demand. Such variations may continue in the future.

The following table summarizes our interventional business net revenue by market for the third quarter of fiscal 2005 and fiscal 2004:

                                                                           For the quarter ended
                                                                                  July 31,
                  Interventional Business Net Revenue                      2005             2004
                                                                           ----             ----
                           Cardiac rhythm management                     $ 7,254          $ 5,985
                           Other                                           1,774            2,210
                                                                         -------          -------
                                Total                                    $ 9,028          $ 8,195


The following table summarizes our interventional business net revenue by product for the third quarter of fiscal 2005 and fiscal 2004:

                                                                           For the quarter ended
                                                                                  July 31,
                  Interventional Business Net Revenue                      2005             2004
                                                                           ----             ----
                           Coils and helices                            $  5,357         $  4,773
                           Stylets and other wireforms                     2,501            2,230
                           Machining, molding and tool making                789              763
                           Other                                             381              429
                                                                        --------         --------
                                Total                                   $  9,028         $  8,195


Interventional business net revenue increased 10% to $9,028 in the third quarter of fiscal 2005 from $8,195 in the third quarter of fiscal 2004. The revenue increase is primarily due to increased sales to our interventional businesses' three largest customers, who collectively accounted for 85% and 83% of revenue in the third quarters of fiscal 2005 and 2004, respectively.

Our interventional business is indirectly affected by the market conditions and trends of the CRM market, and we are directly affected by the actions of our customers in response to this market. Sales of components within the CRM market increased 21% in the third quarter of fiscal 2005 as compared to the same period in fiscal 2004.

The consolidated gross margin percentage decreased two percentage points, from 37% to 35% during the third quarter of fiscal 2005 from the same quarter of fiscal 2004. The decreased consolidated gross margin percentage is primarily attributable to a lower gross margin within our surgical business and the impact of business unit mix being weighted more heavily to our interventional business, which operates at a lower gross margin percentage than our surgical business. The gross margin for our surgical business decreased seven percentage points, from 60% in the third quarter of fiscal 2004 to 53% in the third quarter of fiscal 2005. The decreased margin within our surgical business is primarily due to three factors. First, five percentage points of the decrease is due to the decision to discontinue the manufacture and sale of the Biograft, reflecting both the discounted sales of most of our finished goods inventory and a non-recurring, $185 write-off of the remaining Biograft inventory. Second, lower sales of Peri-Strips in the third quarter of fiscal 2005, which on average have a higher margin compared to other surgical products, decreased the gross margin. Finally, higher production and overhead rates associated with the manufacture of products in fiscal 2005 have decreased the margin. The higher production and overhead rates are primarily due to lower volumes of production associated with current revenue levels of our surgical business. For the remainder of fiscal 2005, surgical business gross margins are expected to be dependent upon product mix, manufacturing hours and overall revenue levels. Gross margin in the interventional business increased five percentage points in the third quarter, from 17% in fiscal 2004 to 22% in fiscal 2005. The improvement is due to improved manufacturing efficiencies, primarily labor efficiencies, and our continued transfer of manufacturing to Puerto Rico, where labor rates are lower. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities. Accordingly, our consolidated gross margins may fluctuate from period to period based on variations in these factors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Selling, general and administrative ("SG&A") expense during the third quarter of fiscal 2005 was $4,407, an increase of 8% compared to fiscal 2004 of $4,076. As a percentage of net revenue, SG&A expense was 28% in the third quarter of fiscal 2005 compared with 27% in the third quarter of fiscal 2004. During the 2005 period, we incurred additional SG&A costs related to the commencement of our colorectal clinical market evaluation using PSD Veritas, costs associated with Sarbanes-Oxley compliance, increases in sales and marketing costs within our interventional business, increases at our surgical business resulting from our fiscal 2004 facility expansion, as well as increased amortization of intangible assets associated with the acquisition of the Neurotube product line. SG&A expense is expected to continue to trend upward in the fourth quarter of fiscal 2005 due to the addition of several sales personnel within the surgical business and higher costs related to the colorectal clinical market evaluation using PSD Veritas, as well as other factors.

Research and development ("R&D") expense decreased $232 or 21% during the third quarter of fiscal 2005 to $897 from $1,129 during the prior-year quarter. In both business units R&D expense fluctuates from quarter to quarter based on the timing and progress through external parties of the projects, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project. R&D expense in fiscal 2005 year to date has increased 5% to $3,069 from $2,933 during the prior-year period.

During the third quarter of fiscal 2005 we incurred $44 of other operating expenses, as compared to $153 in the third quarter of fiscal 2004. The primary reason for the decrease is $133 in costs incurred in the third quarter of fiscal 2004 related to our consideration of a significant acquisition, which was terminated for a variety of reasons. Costs related to legal and other fees incurred in connection with certain lawsuits filed against the Company increased to $44 in the current-year quarter, from $20 in the prior-year quarter. These lawsuits allege that the Company and certain of its executive officers violated the Securities Exchange Act of 1934 by issuing false or misleading statements about the Company's business and prospects, which artificially inflated the price of the Company's securities. On August 25, 2005, the United States District Court for the District of Minnesota granted plaintiffs' motion to amend the consolidated complaint and granted the Company's motion to dismiss these consolidated lawsuits, with prejudice, after finding that the amended consolidated complaint failed to plead plaintiffs' claims with sufficient particularity, as required under the Private Securities Litigation Reform Act of 1995. As the plaintiffs may appeal the dismissal of the lawsuits, we are unable to ascertain the ultimate disposition of these lawsuits and have therefore not recorded a liability in our consolidated condensed balance sheet related to these actions. Through July 31, 2005, we have incurred $176 in legal and other fees related to these lawsuits, and expect to incur additional legal expenses related to these suits in the future, potentially up to $500 in the aggregate, which represents the deductible under the insurance policy we believe provides coverage for such lawsuits.

Our effective tax rate on a year to date basis is 15%, a decrease from 30% for the first six months of fiscal 2005. The lower effective rate is due to the level of tax-exempt interest income and R&D credits relative to pre-tax income. The third quarter tax provision was $0, the result of applying the lower effective tax rate to year to date pre-tax income. Our provision in the third quarter of fiscal 2004 was $93 at an effective tax rate of 33%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2005 WITH THE NINE MONTHS ENDED JULY 31, 2004 (IN THOUSANDS EXCEPT PER SHARE DATA)

The following table summarizes our condensed consolidated operating results:

                                                  For the nine months ended   For the nine months ended
                                                        July 31, 2005               July 31, 2004                 Change
Summary of Operating Results                         $$$                %         $$$                %        $$$          %
                                                     ---                -         ---                -        ---          -
Net revenue                                       $ 43,425           100.0%    $ 40,407           100.0%    $ 3,018       7.5%
Cost of revenue                                     27,358            63.0       23,592            58.4       3,766      16.0
                                                  ------------------------     ------------------------     -----------------
Gross margin                                        16,067            37.0       16,815            41.6        (748)     (4.4)

Selling, general and administrative                 12,807            29.5       12,324            30.5         483       3.9
Research and development                             3,069             7.1        2,933             7.2         136       4.6
Other                                                  130             0.3          153             0.4         (23)    (15.0)
                                                  ------------------------     ------------------------     -----------------
Operating expenses                                  16,006            36.9       15,410            38.1         596       3.9
                                                  ------------------------     ------------------------     -----------------
Operating income                                  $     61             0.1%    $  1,405             3.5%    $(1,344)   (95.6%)
                                                  ========================     ========================     =================

The following table summarizes our condensed consolidated operating results by business segment:

                                                                        For the nine months ended
                                                                                 July 31,
                  Business Segment Information                             2005             2004
                                                                           ----             ----
                           Net revenue
                                Surgical business                       $ 19,101         $ 20,250
                                Interventional business                   24,324           20,157
                                                                        --------         --------
                                Total                                   $ 43,425         $ 40,407

                           Gross margin
                                Surgical business                       $ 10,976         $ 12,903
                                Interventional business                    5,091            3,912
                                                                        --------         --------
                                Total                                   $ 16,067         $ 16,815

                           Gross margin percentage
                                Surgical business                             57%              64%
                                Interventional business                       21%              19%
                                Total                                         37%              42%

                           Operating income (loss)
                                Surgical business                      $   1,517         $  4,016
                                Interventional business                       65           (1,236)
                                Corporate and other                       (1,521)          (1,375)
                                                                       ---------         --------
                                Total                                  $      61         $  1,405

Our surgical business generated net revenue of $19,101 in the first nine months of fiscal 2005, a 6% decrease from $20,250 in the year-ago period. The following table summarizes our surgical business net revenue by product group for the first nine months of fiscal 2005 and fiscal 2004:

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------



                                                                        For the nine months ended
                                                                                  July 31,
         Surgical Business Net Revenue                                    2005              2004
                                                                          ----              ----
                  Peri-Strips                                          $  6,979           $  9,078
                  Other Biomaterial Products                              6,605              6,592
                  Devices for Microsurgery and Surgical Tools             4,224              3,687
                  Other                                                   1,293                893
                                                                       --------           --------
                       Total                                           $ 19,101           $ 20,250

Worldwide net revenue from the sales of Peri-Strips was $6,979 in the first nine months of fiscal 2005, a decrease of $2,099 or 23% compared to $9,078 in the first nine months of fiscal 2004. The decrease in Peri-Strips revenue is believed to be attributable to several factors within the gastric bypass market and sales force effectiveness, which are discussed in the third quarter comparison.

Revenue from Devices for Microsurgery and Surgical Tools was $4,224 in the first three quarters of fiscal 2005, an increase of $537 or 15% from $3,687 in the year-ago period. Driving this increase were increased sales of our Coupler products, $265 in revenue from our Neurotube(R) product and the recording of our first Varioscope sale.

The following table summarizes our interventional business net revenue by market:

                                                               For the nine months ended
                                                                        July 31,
                  Interventional Business Net Revenue             2005              2004
                                                                  ----              ----
                           Cardiac rhythm management          $  18,964          $ 14,687
                           Other                                  5,360             5,470
                                                              ---------          --------
                                Total                         $  24,324          $ 20,157

The following table summarizes our interventional business net revenue by product:

                                                                         For the nine months ended
                                                                                  July 31,
                  Interventional Business Net Revenue (in thousands)       2005             2004
                                                                           ----             ----
                           Coils and helices                            $ 13,052         $ 10,628
                           Stylets and other wireforms                     7,598            6,032
                           Machining, molding and tool making              2,723            2,115
                           Other                                             951            1,382
                                                                        --------         --------
                                Total                                   $ 24,324         $ 20,157

Interventional business net revenue increased 21% to $24,324 in the first nine months of fiscal 2005 from $20,157 in the same period of fiscal 2004. The revenue increase is primarily due to increased sales to our interventional businesses' three largest customers, who collectively accounted for 83% and 81% of revenue in the first three quarters of fiscal 2005 and 2004, respectively. Sales growth among these customers averaged 24% in the first nine months of fiscal 2005 compared to the prior-year period.

Our interventional business is indirectly affected by the market conditions and trends of the CRM market, and we are directly affected by the actions of our customers in response to this market. Sales of components within the CRM market increased 29% in the first nine months of fiscal 2005, and accounted for all of our interventional businesses' revenue growth in the period. As previously reported, however, we believe that interventional business revenue in fiscal 2004 was abnormally impacted by a material slowdown in customer orders for components for their CRM devices.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Our interventional business has customarily experienced variations in revenue from period to period primarily due to variability in the timing of customer draws against annual purchase orders. Such variations are difficult to precisely predict and are expected to continue in the normal course of business.

The consolidated gross margin percentage decreased five percentage points, from 42% to 37% during the first nine months of fiscal 2005 from the same period of fiscal 2004. The decreased consolidated gross margin percentage is primarily attributable to a lower gross margin within our surgical business and the impact of business unit mix being weighted more heavily to our interventional business, which operates at a lower gross margin percentage than our surgical business. The gross margin for our surgical business decreased seven percentage points, from 64% in the first three quarters of fiscal 2004 to 57% in the first three quarters of fiscal 2005. The decreased margin within our surgical business is primarily due to three factors. First, the decision to discontinue to manufacture and sale of the Biograft, reflecting both the discounted sales of most of our finished goods inventory and a non-recurring, $185 write-off of the remaining Biograft inventory. Second, lower sales of Peri-Strips in the first three quarters of fiscal 2005, which on average have a higher margin compared to other surgical products, decreased the gross margin. Finally, higher production and overhead rates associated with products sold in fiscal 2005 as compared to fiscal 2004 have decreased the gross margin. The higher production and overhead rates are primarily due to lower volumes of production associated with current revenue levels of our surgical business. Gross margin in the interventional business increased two percentage points, from 19% in the first nine months of fiscal 2004 to 21% in the first nine months of fiscal 2005. The improvement is due to improved manufacturing efficiencies, primarily labor efficiencies, and our continued transfer of manufacturing to Puerto Rico, where labor rates are lower. Factors which affect the consolidated gross margin include the relative revenue of each business unit, product mix, volume and other production activities. Accordingly, our consolidated gross margins may fluctuate from period to period based on variations in these factors.

SG&A expense during the first nine months of fiscal 2005 was $12,807, a 4% increase from $12,324 in fiscal 2004. As a percentage of net revenue, SG&A expense was 29% in the first nine months of fiscal 2005 as compared to 30% in the prior-year period. During the 2005 period, we incurred additional SG&A costs related to the commencement of our colorectal clinical market evaluation using PSD Veritas, costs associated with Sarbanes-Oxley compliance, increases in sales and marketing costs within our interventional business, increases at our surgical business resulting from our fiscal 2004 facility expansion, as well as increased amortization of intangible assets associated with the acquisition of the Neurotube product line.

R&D expense increased 5% during the first three quarters of fiscal 2005 to $3,069 from $2,933 during the prior-year period. As a percentage of revenue, R&D expense was consistent at 7% in the first nine months of both periods. Increased R&D expense is due primarily to two studies within our surgical business: a colorectal circular stapler study and a bariatric circular stapler study, both utilizing PSD Veritas. In both business units R&D expense fluctuates from quarter to quarter based on the timing and progress by external parties involved with these projects, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

During the first nine months of fiscal 2005 we incurred $130 of other operating expenses, as compared to $153 in the first nine months of fiscal 2004. Expense of $133 in the third quarter of fiscal 2004 related to our consideration of a significant acquisition were partially offset by increased costs in the first nine months fiscal 2005 related to legal and other fees incurred in connection with certain lawsuits filed against the Company. These legal and other costs increased $110 to $130 in the first nine months of fiscal 2005, as compared to $20 in the prior-year period. These lawsuits allege that the Company and certain of its executive officers violated the Securities Exchange Act of 1934 by issuing false or misleading statements about the Company's business and prospects, which artificially inflated the price of the Company's securities. On August 25, 2005, the United States District Court for the District of Minnesota granted plaintiffs' motion to amend the consolidated complaint and granted the Company's motion to dismiss these consolidated lawsuits, with prejudice, after finding that the amended consolidated complaint failed to plead plaintiffs' claims with sufficient particularity, as required under the Private Securities Litigation Reform Act of 1995. As the plaintiffs may appeal the dismissal of the lawsuits, we are unable to ascertain the ultimate

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


disposition of these lawsuits and have therefore not recorded a liability in our consolidated condensed balance sheet related to these actions. Through July 31, 2005, we have incurred $176 in legal and other fees related to these lawsuits, and expect to incur additional legal expenses related to these suits in the future, potentially up to $500 in the aggregate, which represents the deductible under the insurance policy we believe provides coverage for such lawsuits.

Our effective tax rate on a year to date basis is 15%, a decrease from 30% for the first six months of fiscal 2005. The lower effective rate is due to the level of tax-exempt interest income and R&D credits relative to pre-tax income. The year to date provision for income taxes is $105, as compared to $527 at an effective tax rate of 33% in the first nine months of fiscal 2004. We presently expect to have an effective tax rate of 15% for fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,378 at July 31, 2005 as compared to $15,369 at October 31, 2004, a decrease of $8,991. The decrease in cash is primarily related to net purchases of $9,114 of short-term investments during the first nine months of fiscal 2005. These investments represent highly liquid, low-risk debt securities with maturities greater than three months. Cash, cash equivalents and short-term investments were $42,423 at July 31, 2005 as compared to $42,300 at October 31, 2004.

Operating activities generated cash of $3,055 in the first nine months of fiscal 2005, as compared to $1,132 during the first nine of fiscal 2004. Cash in the first nine months of fiscal 2005 was primarily provided by net income of $601 and non-cash expenses of $2,668. Working capital used cash of $214. Inventories decreased by $1,216, driven by a decrease in our interventional business where inventories can fluctuate significantly depending upon the timing of purchases and usage of precious metals. Accounts receivable increased $510, due to higher consolidated sales and our surgical business' decision to change the representation of its products in the northeastern U.S. We now ship product and collect payment directly from hospitals, who generally have longer payment terms, in a majority of this territory. Accrued expenses and accounts payable decreased by a net of $1,273 due to timing of various payments.

Investing activities used $12,812 of cash during the first nine months of fiscal 2005 compared to $31,649 in the prior-year period. Investing activities in the first nine months of fiscal 2005 include the net purchases of $9,114 in short-term investments, $986 of cash used for the purchase of substantially all of the operating assets of Neuroregen, LLC and $2,567 used for capital expenditures for purchases of equipment and leasehold improvements. During fiscal 2005, we may spend up to an aggregate of $4,000 for investments in capital assets for various manufacturing, information technology and facility projects necessary to support our expected future growth.

Financing activities provided $766 of cash during the first nine months of fiscal 2005, as compared to $430 provided in the first nine months of fiscal 2004. Proceeds from stock-based compensation plans totaled $794, offset by $28 in cash repayments of capital lease obligations.

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

In December 2004, the FASB issued SFAS No. 123R (Share-Based Payment). SFAS No. 123R revises SFAS No. 123 and requires entities to recognize compensation expense for all share-based payment transactions in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123R requires a company to record compensation expense for all awards granted after the date of adoption of SFAS No. 123R and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

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

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

Between June and August 2004, five lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota by individual shareholders seeking to represent a class of purchasers of the Company's common stock during the period from October 16, 2003 through May 18, 2004. These lawsuits were subsequently consolidated into a single case, which expanded the class period from May 21, 2003 through May 18, 2004. The consolidated complaint generally alleges that the defendants violated the Securities Exchange Act of 1934 by issuing false or misleading statements about the Company's business and prospects, which artificially inflated the price of the Company's securities. On August 25, 2005, the United States District Court for the District of Minnesota granted plaintiffs' motion to amend the consolidated complaint and granted the Company's motion to dismiss these consolidated lawsuits, with prejudice, after finding that the amended consolidated complaint failed to plead plaintiffs' claims with sufficient particularity, as required under the Private Securities Litigation Reform Act of 1995.

Two related actions brought by individual shareholders who seek to represent the Company derivatively have also been filed in United States District Court for the District of Minnesota. These lawsuits allege that certain officers and the Company's directors violated their fiduciary duties to the Company. The Company's Board of Directors has received a demand to commence a claim against certain directors and officers and has created a special litigation committee to address that demand. On August 15, 2005, the special litigation committee submitted its report to the Board of Directors, with such report concluding that it was not a prudent use of the Company's resources, or in the Company's best interest, to pursue an action against the named individuals.

As the plaintiffs may appeal the dismissal of the class action lawsuit and as the Court has yet to rule on the derivative actions, we are unable to ascertain the ultimate disposition of these lawsuits and have therefore not recorded a liability in our consolidated condensed balance sheet related to these actions. Through July 31, 2005, we have incurred $176,000 in legal and other fees related to these lawsuits, and expect to incur additional legal expenses related to these suits in the future, potentially up to $500,000 in the aggregate, which represents the deductible under the insurance policy we believe provides coverage for such lawsuits.

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


                                           SYNOVIS LIFE TECHNOLOGIES, INC.


Dated:   September 7, 2005                 /s/ Brett Reynolds
                                           -------------------------------------
                                           Brett Reynolds
                                           Vice President of Finance, Chief
                                           Financial Officer and Corporate
                                           Secretary (Principal Financial
                                           Officer)

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