Form 10-K
period 2005-10-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2006-01-12
CIK 780127

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005
                                        OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM          TO

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

                             ---------------------

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [ ]     No [X]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ]     No [X]

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     As of April 30, 2005, 11,796,928 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Registrant's outstanding Common Stock (based upon the last reported sale price of the Common Stock on that date by the Nasdaq National Market), excluding outstanding shares owned beneficially by executive officers and directors, was approximately $96,677,628.

     Part III of this Annual Report on Form 10-K incorporates by reference (to the extent specific sections are referred to herein) information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held February 28, 2006 (the "2006 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

REGISTERED TRADEMARKS:

     APEX Processing(TM), Peri-Strips(R), Peri-Strips Dry(R), Peri-Strips Dry with Veritas(R), PSD Gel(TM), Dura-Guard(R), Vascu-Guard(R), Supple Peri-Guard(R), Peri-Guard(R), CV Peri-Guard(R), Flo-Rester(R), Vascular Probe(TM), Flo-Thru Intraluminal Shunt(TM), Veritas(R), Navi-Glide(TM), Neurotube(R) and Synovis(TM) are trademarks of the Company.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "should", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors set forth under the heading "Risk Factors" beginning in Part I, Item 1A.

                                     PART I

ITEM 1 -- BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

  INTRODUCTION

     Synovis Life Technologies, Inc. ("Synovis" or the "Company"), based in St. Paul, Minnesota, is a diversified medical device company engaged in developing, manufacturing and bringing to market products for the surgical and interventional treatment of disease. Our business is conducted in two operating segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each.

     Our surgical business develops, manufactures and markets implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, leading to better patient outcomes and/or lower costs.

     Our interventional business develops, engineers, prototypes and manufactures coils, helices, stylets, guidewires and other complex micro-wire, polymer and micro-machined metal components used in interventional devices for cardiac rhythm management, neurostimulation, vascular and other procedures. In addition, our interventional business designs and develops proprietary technology platforms which can be adapted for our customers.

     Operations that are not included in either of the operating segments are reported in the category "corporate and other." The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, including the costs of operating a public company and the estimated time of management personnel in support of corporate activities.

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

     In July 1998, we acquired Jer-Neen Manufacturing Co., Inc., as the foundation of our present interventional business and in 2001 changed Jer-Neen's name to Synovis Interventional Solutions, Inc.

     In July 2001, we acquired Micro Companies Alliance, Inc. ("MCA"), a Birmingham, Alabama company that provides products to the niche microsurgery market. MCA's surgical products, among others, include the Microvascular Anastomotic Coupler, a patented technology for connecting small veins and arteries faster, easier and as effectively as conventional suturing. MCA's name has been changed to Synovis Micro Companies Alliance, Inc. MCA's operating results are included within our surgical business reporting segment.

     In March 2002, our wholly-owned subsidiary Synovis Interventional Solutions, Inc. acquired Emtech, Inc., a privately held company with manufacturing capabilities in injection molding, computer numerical control machining and tool building. Subsequently, we expanded the capabilities of this business to include micro machining, which serves the medical device, pharmaceutical, biotechnology, and precision OEM markets. The former operations of Emtech have been merged with Synovis Interventional Solutions, Inc.

     In April 2003, Synovis Caribe, Inc., a wholly owned subsidiary of Synovis Interventional Solutions, Inc., commenced operations in Dorado, Puerto Rico. We believe this facility provides us a strategic and tactical advantage, in addition to increasing the manufacturing capacity of our interventional business.

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

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     For financial information regarding our industry segments, please refer to
Note 4 to our consolidated financial statements under Item 8 of this report.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     The table below summarizes the revenue contributed by our significant products or product lines for the periods indicated.

                                                   YEARS ENDED OCTOBER 31,
                                        ---------------------------------------------
                                            2005            2004            2003
                                        -------------   -------------   -------------
                                                      ($ IN THOUSANDS)
NET REVENUE:
Biomaterial Products
  Peri-Strips.........................  $ 8,927    15%  $11,860    22%  $11,722    20%
  Other Biomaterial Products..........    8,966    15%    8,934    16%    8,135    14%
Devices for Microsurgery..............    2,796     4%    1,748     3%    1,335     2%
Surgical Tools and Other..............    4,304     7%    4,245     8%    4,431     8%
                                        -------   ---   -------   ---   -------   ---
Total Surgical Business...............   24,993    41%   26,787    49%   25,623    44%
                                        =======   ===   =======   ===   =======   ===
Coils and Helices.....................   19,657    33%   14,690    27%   18,122    31%
Stylets and Other Wireforms...........   10,210    17%    8,553    15%   10,204    18%
Machining, Molding and Tool Making....    3,938     7%    3,060     6%    2,252     4%
Other.................................    1,458     2%    1,954     3%    1,788     3%
                                        -------   ---   -------   ---   -------   ---
Total Interventional Business.........   35,263    59%   28,257    51%   32,366    56%
                                        =======   ===   =======   ===   =======   ===
  Total Net Revenue...................  $60,256   100%  $55,044   100%  $57,989   100%
                                        =======   ===   =======   ===   =======   ===

  PRODUCTS, MARKETS AND COMPETITION

  Description of the Surgical Business

     Our surgical business develops, manufactures and markets implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, leading to better patient outcomes and/or lower costs. Currently, our products are sold globally by third party distributors, independent sales representatives and direct sales representatives to surgeons and hospitals under the Synovis brand name. In September 2005, we announced that we are transitioning from independent distributors and representatives to a direct sales force in our U.S. markets for all surgical products except devices for microsurgery. We expect the transition to be completed in early fiscal 2007.

  Biomaterial Products

     A core competency of our surgical business is the development and manufacture of implantable biomaterial products for use by surgeons in various procedures where reinforcing, reconstructing and repairing tissue and preventing leaks of air, blood or other body fluids is desirable to achieve a favorable outcome. The historical choice when tissue repair is necessary has been to use autologous tissues, requiring the surgeon to excise tissue from another part of the patient's body. Harvesting tissue from a second surgical site may increase procedure cost, time and the risk of complications, leading to additional pain and recovery time for the patient. Use of an available, off-the-shelf implantable medical product, whether tissue-based or synthetic, is an alternative to harvesting autologous tissue from the patient and is a means to reduce surgical costs and improve patient outcomes.

     Our biomaterial products are produced from bovine pericardium. Many of the product characteristics and competitive advantages are derived from the pericardium's collagen composition. Collagen, a fibrous protein, makes the pericardium durable and provides superior handling characteristics similar to autologous tissue. Host cells deposit a collagen matrix on the surface of the pericardial product allowing the biomaterial product to integrate into the host tissue. The bovine pericardium is processed using proprietary and patented technologies.

     Peri-Strips. Peri-Strips are a soft tissue stapling buttresses used as reinforcement at the surgical staple line to reduce the risk of potentially fatal leaks, most significantly in gastric bypass surgery, a treatment for morbid obesity, as well as in thoracic procedures. Peri-Strips, which includes revenue from our newly introduced Peri-Strips Dry with Veritas Collagen Matrix ("PSD Veritas"), accounted for 36% of our surgical business' revenue in fiscal 2005, compared to 44% in fiscal 2004. PSD Veritas incorporates our Veritas remodelable tissue platform, which becomes the histological equivalent to the host tissue over time. Due to differing attributes between the Peri-Strips and PSD Veritas and varying surgeon preference of those attributes, we expect there to be a market for both platforms going forward.

     The decrease in Peri-Strips revenue in fiscal 2005 is believed to be in part attributable to several factors occurring within the gastric bypass market, which may include:

     - limited availability of insurance covering gastric bypass,

     - certain hospitals electing not to support gastric bypass programs,

     - competing buttressing products,

     - alternatives to gastric bypass surgery, including gastric banding, and

     - patient perception of gastric bypass as a safe, effective treatment option.

     In addition to the factors influencing the gastric bypass market, we believe that our sales force effectiveness has also impacted Peri-Strips revenue. We are taking several steps designed to improve sales force effectiveness, including the transition to a direct sales force in the U.S. market. The transition is planned in phases and is expected to be completed in early fiscal 2007. We expect to hire approximately 25 direct sales representatives.

     Peri-Strips are also utilized in thoracic surgery and are proven to reduce bleeding and air leaks at the staple line. Introduced in 1994 as a stapling buttress for Lung Volume Reduction Surgery ("LVRS"), Peri-Strips are used in a variety of thoracic procedures in addition to LVRS, including: blebectomies, bullectomies, wedge resections, segmentectomies, and lobectomies.

     Other Biomaterial Products. Our other biomaterials product group includes Tissue-Guard and Veritas. Our Tissue-Guard product line is used to repair and replace damaged tissue in cardiac, vascular, thoracic, abdominal and neuro surgeries. Our Veritas product line has FDA market clearance for use in pelvic floor reconstruction, stress urinary incontinence treatment, vaginal and rectal prolapse repair, hernia repair as well as soft tissue repair. Veritas is remodelable, as demonstrated in animal studies with the formation of new blood vessels and host cell in-growth occurring into the Veritas patch in as early as 28 days. Other Biomaterial products accounted for 36% of our surgical business' revenue for fiscal 2005, compared to 33% during fiscal 2004.

  Devices for Microsurgery

     In addition to our biomaterial products, our surgical business offers devices for microsurgery. The primary device within this product group is the Microvascular Anastomotic Coupler (the "Coupler"), a patented mechanical anastomotic product comprised of a pair of implantable, single-use rings. The Coupler is available in seven sizes, ranging from 1.0mm to 4.0mm in diameter, to fit varying vessel diameters. The largest sizes, 3.5mm and 4.0mm, were introduced during a controlled release in the fourth quarter of fiscal 2005, with a full market launch expected in the first quarter of fiscal 2006. The Coupler enables microsurgeons in numerous surgical specialties, including plastic and reconstructive, head and neck, orthopedic and hand, to perform highly effective anastomotic microsurgical procedures (the connecting of small veins or arteries) faster, more easily and as or more dependably than traditional suture or sleeve anastomosis. In addition to the Coupler, our microsurgery product line includes the Neurotube, a device designed to assist in the regeneration of nerves, and the Varioscope, an optical system combining a miniaturized high-end microscope with the freedom of movement of a head-mounted system. We are a distributor of the Varioscope in the U.S. for Life Optics(R) Corporation.

  Competition

     Our surgical products compete primarily on the basis of product performance, quality and service. The surgical markets in which we compete are characterized by intense competition. These markets are dominated by very large, established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities. Many of these competitors offer broader product lines within our specific product market, particularly in our surgical tool markets and/or in the general field of medical devices and supplies. Broad product lines give many of our competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that compete with our products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have an advantage in marketing competing products to group purchasing organizations, health maintenance organizations and other managed care organizations that increasingly seek to reduce costs by centralizing and consolidating their purchasing functions.

     Competition with our biomaterial products is primarily from synthetic materials, other biological tissues and cadaveric tissue. The ability of these alternative products to compete with our biomaterial products vary based on each such product's indications for use, relative features and benefits and surgeon preference.

     Presently, two large private companies (W.L. Gore & Associates, Inc. and Cook Group Inc.) offer buttress products that compete with Peri-Strips. We also face indirect forms of competition, which include alternate surgical techniques such as oversewing the staple line and alternative procedures such as gastric banding. There can be no assurance that competing products or indirect forms of competition will not achieve greater acceptance or that future products or alternative treatments for morbid obesity will not offer similar or enhanced performance advantages.

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

     Patent protection of our key products and manufacturing processes is an important component of our competitive position. The method by which Peri-Strips are attached to surgical staplers offers an ease of use advantage and is patent protected with regard to any and all materials. In addition, the manufacturing process of our remodelable Veritas product is patented. We also have a patent pending regarding the use of a buttress on any form of circular stapler.

  Description of the Interventional Business

     Our interventional business develops, engineers, prototypes and manufactures coils, helices, stylets, guidewires and other complex micro-wire, polymer and micro-machined metal components used in interventional devices for cardiac rhythm management, neurostimulation, vascular and other procedures. These products are sold primarily to other medical device manufacturing companies who incorporate them into their own products. In addition, our interventional business designs and develops proprietary technology platforms which can be adapted for our customers.

     Coils and Helices. Micro precision coils are intricately complex precision wire components, normally comprised of several strands of specialty wire materials wound into specific configurations. These coils are manufactured utilizing proprietary processes and typically involve the use of specialty metals such as medical grade stainless steel, silver, platinum, and various other metal alloys. These micro coils are used to carry the electrical signal required for operation of a medical device that is implanted within the patient's body. A subcategory of coils is called helices, which compose the distal portion of many pacing and defibrillation leads that are used to actively fix the lead tip to the endocardium of the heart.

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

  Competition

     Our interventional business competes on the basis of superior quality of processes and production, rapid and flexible customer response, early development partnering and pricing. Because the component parts provided by our interventional business usually comprise a minor portion of the total device-level price, we believe vendor performance and responsiveness are generally more critical competitive factors. There are several competitors to our core interventional business, most of which are substantially larger and privately held. Given the concentration of the wire component product industry, we believe that medical device customers are generally motivated to promote healthy competition among their various suppliers in order to ensure multiple supply sources for their critical device components.

     The primary medical device companies involved in the interventional cardiac and neurological markets include Boston Scientific, Guidant Corporation, Johnson and Johnson Cordis, Medtronic and St. Jude Medical. In addition, numerous early stage companies are pursuing new technologies in cardiovascular and interventional medicine. We anticipate that the cardiovascular and interventional medicine industry will continue to experience significant consolidation as major industry participants acquire early stage companies. Although there can be no assurance, we believe that this consolidation will not hinder our interventional segment's growth opportunity because we expect the major participants are expected to continue to seek multiple supply sources for critical device components such as those we offer.

  INTELLECTUAL PROPERTY

  Surgical Business

     Our surgical business technology is protected by patents, trade secrets, and proprietary know-how. We also protect our technology through confidentiality agreements with employees, consultants and other parties. Supple Peri-Guard, which is used in the manufacture of the majority of our Tissue-Guard products, is protected exclusively by trade secrets. We hold United States patents related to Peri-Strips and Veritas Collagen Matrix. One of our patents on Peri-Strips includes provisions for the method of application of any material -- biological or synthetic -- to the surgical stapler. We also have the exclusive, worldwide, perpetual license to make, use and sell our Coupler products, which are patent protected. In addition, we hold a patent related to our Neurotube product line. Further, we have a patent pending regarding the use of a buttress on any form of circular stapler.

  Interventional Business

     We rely primarily on trade secret protection for our interventional business processes. We seek to practice a strict trade secret discipline with all employees, consultants, customers and other parties. We also maintain a confidentiality protocol on behalf of each of our customers, consistent with the business sensitivity to customer expectations and needs. The technology and equipment used in the interventional product manufacturing process represents a combination of proprietary know-how with adaptation and development utilizing readily available components and equipment. In addition, our interventional business utilizes patent protection for our proprietary technology platforms and we hold two such United States patents -- one for a steerable stylet delivery system and another for an adjustable stiffness stylet delivery system.

  MARKETING AND CUSTOMERS

  Surgical Business

     Our surgical business' marketing and sales strategies include supporting our superior quality products with sales and marketing programs. These programs include advertising and direct mail campaigns, participation in surgical trade shows, support of key surgeons' gatherings, publication and presentation of clinical data and new product information, and collaboration with key surgeons on educational activities. An important strategy is to identify and assess customer needs. This is accomplished by developing and maintaining a close working relationship with the hospitals and surgeons who purchase and use our products and through observations and interactions with our customers.

     To date, our surgical business has sold almost all of its products through a combination of third-party distributors and independent sales representatives. Our marketing and sales group has worked closely with these distributors and representatives to implement marketing strategies and to provide product training and support. Written agreements with distribution partners generally impose limited geographic exclusivity and minimum purchase requirements. These agreements may be terminated upon breach of the agreement by the distributor, including breach of the minimum sales obligations imposed by the agreement.

     In September 2005, we announced that our surgical business will transition to a direct sales force in the U.S. market for all products except devices for microsurgery. We believe a direct sales force is our best avenue for the revenue potential for both our current and future market opportunities. The transition will be implemented in phases and is expected to be completed in early fiscal 2007. We are focusing on managing the sales transition for our customers, as well as hiring a direct sales force. As of December 2005, we have hired over half of the expected 25 direct sales representatives.

     In August 2005, our Surgical business began a marketing clinical trial utilizing our Veritas PSD circular stapler buttress in colorectal procedures. Diseases of the colon and rectum typically are treated by resection of the diseased segment. This clinical trial is designed to determine if using Veritas PSD in a colorectal procedure results in a statistically significant decrease in procedural leak rate. The trial is expected to be performed at up to 15 sites worldwide, may enroll up to 950 patients, could take up to two years and could cost up to $3.5 million. We may conclude the study at an interim point, or following enrollment of 475 patients, based on the interim data analysis. We believe the annual market opportunity for using stapler buttresses (both linear and circular) in colorectal procedures is approximately $200 million. Our ability to penetrate this market opportunity is subject to a multitude of factors, including the unknown outcome of the marketing clinical trial and market acceptance of our product.

  Interventional Business

     Our interventional business strategy is to proactively build significant business relationships with both our large participants and early development firms in major markets, including cardiac rhythm management ("CRM"), neurostimilation and vascular intervention. The primary marketing strategy is to provide a rapid, flexible and creative response to customer needs, coupled with state of the art, high quality production. Additionally, we seek to differentiate ourselves from competitors by promoting our custom development and engineering capabilities, supported by a dedicated engineering and technical staff, and extensive medical device experience among our professional employees. The utilization of these highly technical solutions and timely, effective delivery of development prototypes is believed to provide a key competitive advantage to both the customer and our interventional business. Our interventional facilities in Lino Lakes achieved ISO 13485:2003 certification in fiscal 2005, a demonstration to our customers of our quality commitment. Our facility in Dorado, Puerto Rico achieved ISO 13485:2003 certification in August 2004.

     Information regarding our significant customers is included in Note 10 to our consolidated financial statements under Item 8 of this report.

  ADDITIONAL INFORMATION REGARDING THE SURGICAL AND INTERVENTIONAL BUSINESSES

  Backlog

     Based on experience, we believe that backlog is not a meaningful predictor of future revenue levels in either of our businesses.

  Raw Materials

     We acquire bovine pericardium for use in our biomaterial product line from United States Department of Agriculture ("USDA") inspected meat-packing facilities. The supply of other raw materials, including wire, precious metals and plastics required for our products and in our manufacturing activities, is currently adequate. We have not experienced any product shortages arising from interruptions in the supply of any raw materials or components, and have identified alternative sources of supply for significant raw materials and components.

  Research and Development

     As a component of our business strategy, we continue to make a significant investment in research and development ("R&D") as well as new product design and engineering in both our surgical and interventional businesses. Our consolidated R&D expense for fiscal 2005, 2004 and 2003 was $3,839,000, $4,072,000 and
$3,806,000, respectively.

     The R&D activities our surgical business expects to advance in fiscal 2006 include new applications for Veritas, additional products for colon and colorectal opportunities, product enhancements related to Peri-Strips and advancing the technology of the Coupler.

     In fiscal 2006, our interventional business' R&D initiatives will continue to focus on designing and developing technology platforms for a steerable stylet and an articulating guidewire. The steerable stylet technology is directed for use in placement of CRM and neurostimulation leads. The articulating guidewire is intended to have applications in the peripheral and cardio-vascular market segments as well as other tubular anatomy of the body such as urological, gynecological and colorectal systems. We expect to advance these and other technologies to indications where they could be adapted to deliver devices and therapy.

  GOVERNMENTAL REGULATION

  General

     Our businesses operate in a medical device marketplace subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping and surveillance procedures for medical devices.

  Food and Drug Administration

     FDA regulations classify medical devices based on perceived risk to public health as either Class I, II or III devices. Class I are subject to general controls, Class II are subject to special controls and Class III are subject to pre-market approval ("PMA") requirements. While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices to be cleared by a 510(k) pre-market notification prior to marketing. 510(k) establishes that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 became effective. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If the product is notably new or different and substantial equivalence cannot be established, the FDA will require the manufacturer to submit a PMA application for a Class III device that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The process of obtaining PMA approval can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all. FDA controls the indicated uses for which a product may be marketed and strictly prohibits the marketing of medical devices for unapproved uses. FDA can withdraw products from the market for failure to comply with laws or the occurrence of safety risks.

     All of our surgical business products and the interventional business Navi-Glide steerable stylet have been classified as Class II medical devices and have received 510(k) marketing clearance from the FDA. For our interventional components, our customers are responsible for obtaining FDA market approval for their end devices, of which our products are components of. Devices incorporating our interventional components are also subject to FDA marketing approval, which is the responsibility of our customers.

     Our surgical and interventional business' manufacturing operations are subject to periodic inspections by the FDA, whose primary purpose is to audit the Company's compliance with the Quality System Regulations published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. We believe that our manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations.

  International Regulation

     International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax. Many of these regulations are similar to those of the FDA. With the exception of the European Union ("EU"), Canada and Australia, we typically rely on our surgical independent distributors covering a given country to comply with the majority of the foreign regulatory requirements, including registration of our devices with the appropriate governmental authorities. To date, and to the best of our knowledge, we have complied with the regulatory requirements in the foreign countries in which our surgical devices are marketed. We do, however, face certain regulatory risks in international markets related to our bovine tissue products, which are discussed in Part I, Item 1A of this Report.

     The registration system in the EU for our surgical devices requires that our quality system conform with international quality standards and that our surgical devices conform with "essential requirements" set forth by the Medical Device Directive ("MDD"). Manufacturing facilities and processes under which our surgical devices are produced are inspected and audited by the British Standards Institute ("BSI") to verify our compliance with the essential requirements of the MDD, as well as supplementary requirements for "Medical Devices Incorporating Animal Tissue." BSI verifies that our quality system conforms with the international quality standard ISO 13485:2003 and that our products conform with the "essential requirements" and "supplementary requirements" set forth by the MDD for the class of surgical devices we produce. BSI certifies our conformity with both the quality standards and the MDD requirements, entitling us to place the "CE" mark on all our current surgical devices.

  THIRD PARTY REIMBURSEMENT

     The availability and level of reimbursement from third-party payers is significant to our business. Our surgical products are purchased primarily by hospitals and other end-users, while the interventional business' component products are sold directly to medical device manufacturers who in turn, sell finished medical devices to hospitals and other end-users. Hospitals and end-users of such products bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private health insurance plans and managed care organizations, reimburse all or part of the costs and fees associated with the procedures utilizing our products and/or components.

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

  EMPLOYEES

     On October 31, 2005, we employed approximately 410 full-time and part-time individuals, with approximately 170 employees in our surgical business and 240 in our interventional business. Our employees are not represented by a union, and we consider our relationship with our employees to be good.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     For information regarding our major customers and net revenue by geographic area, please refer to Note 10 to our consolidated financial statements under
Item 8 of this report.

ITEM 1A -- RISK FACTORS

     The following factors are important and should be considered carefully in connection with any evaluation of our business, financial condition, results of operations, prospects and an investment in our common stock. Additionally, the following factors could cause our actual results to materially differ from those reflected in any forward-looking statements.

WE MAY NOT BE ABLE TO MANAGE SIGNIFICANT CHANGES THAT ACCOMPANY FLUCTUATIONS IN REVENUES.

     Our revenues have fluctuated significantly over the past several years. In fiscal 2005, our revenues increased nine percent over the prior year, while our revenues decreased five percent in fiscal 2004 as compared to the prior year. Our interventional business revenue increased 25 percent in fiscal 2005 compared to fiscal 2004, while decreasing 13 percent in fiscal 2004 compared to the prior year. Our surgical business had a seven percent revenue decrease in fiscal 2005 compared with fiscal 2004, after a five percent revenue increase in fiscal 2004 compared to fiscal 2003. There can be no assurance that we can manage the significant challenges that accompany such fluctuations in revenue, including alignment of infrastructure to match revenue levels, appropriate staffing levels, and manufacturing flexibility. In addition, there can be no assurance that we will be able to identify and successfully consummate acquisitions, develop new products and applications, and increase market acceptance of our products. Additionally, our interventional business has customarily experienced variations in revenue from period to period primarily due to inherent variability in the timing of customer demand. Such variations are difficult to precisely predict and are expected to continue in the future.

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

     Established companies manufacture and sell products that compete with each of our products. Some of the companies with whom we compete have greater sales and/or distribution capabilities, substantially greater capital resources, larger marketing, research and development staffs and larger facilities. In addition, many of our competitors offer broader product lines within our specific product markets. Broad product lines may give our competitors the ability to negotiate exclusive, long-term medical product or interventional supply contracts and the ability to offer comprehensive pricing for their products, including those that compete with our products. There can be no assurance that we will be able to compete effectively with such manufacturers.

WE ARE TRANSITIONING TO A DIRECT SALES FORCE IN THE U.S. MARKETS FOR MOST OF OUR SURGICAL PRODUCTS.

     In September 2005, we announced that our Surgical business will transition to a direct sales force in the U.S. market for all products except devices for microsurgery. The transition is planned in phases and is expected to be completed in fiscal 2007. We expect to hire approximately 25 direct sales representatives. We believe at this stage of the Company's development, the time and focus required to reach our target markets effectively are better achieved via a direct sales force. While we expect long-term benefit from this transition, we may see short-term disruptions in our sales and will incur significant additional costs during the transition. There can be no assurance that this strategy will result in the desired outcome of increasing sales volumes.

WE CANNOT PREDICT THE OUTCOME OF OUR CLINICAL TRIALS.

     In the fourth quarter of fiscal 2005, our Surgical business began a clinical trial utilizing our Veritas PSD circular stapler buttress in colorectal procedures. This clinical trial is designed to determine if using Veritas PSD in a colorectal procedure results in a statistically significant decrease in procedural leak rate. The trial is expected to be performed at up to 15 sites worldwide, may enroll up to 950 patients, may take up to two years and may cost up to $3.5 million. At this time, we are unable to predict the outcome of the study or the potential market acceptance of our product.

WE ARE DEPENDENT ON THREE CUSTOMERS FOR A LARGE PERCENTAGE OF THE SALES IN OUR INTERVENTIONAL BUSINESS.

     Three customers account for a large percentage of the sales of our interventional business. Collectively, they represented 83% and 80% of this business segment's revenue for the years ended October 31, 2005 and 2004, respectively. We provide multiple products to these customers, which are ultimately incorporated into a variety of medical devices. There can be no assurance that we will be able to maintain our relationship with each of these significant customers, or, in the event of a deterioration or termination of the relationship, that we will be able to achieve the same production levels with new or existing customers. The significant deterioration or loss of one of these customers could materially adversely affect our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO ADEQUATELY ENFORCE OR PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR TO PROTECT OURSELVES AGAINST THE INFRINGEMENT CLAIMS OF OTHERS.

     We protect our surgical business technology through patents, trade secrets, and proprietary know-how. We also seek to protect our technology through confidentiality agreements with employees, consultants and other parties. We rely largely on trade secret protection for our interventional business processes, although we have sought and will seek patent protection for proprietary technology platforms where applicable. Our interventional business holds two such United States patents -- one for a steerable stylet delivery system and another for an adjustable stiffness stylet delivery system.

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

     The process of obtaining marketing clearance or approvals from the FDA for new products and new applications for existing products can be time-consuming and expensive, and there is no assurance that such clearance/approvals will be granted, or that the FDA review will not involve delays that would adversely affect our ability to commercialize additional products or additional applications for existing products. Some of our surgical products and those devices incorporating interventional components that are in the research and development stage may be subject to a lengthy and expensive pre-market approval process with the FDA. The FDA has the authority to control the indicated uses of a medical device. Products can also be withdrawn from the market due to failure to comply with regulatory standards or the occurrence of unforeseen problems. The FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us.

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

BECAUSE OUR BIOMATERIAL PRODUCTS ARE MANUFACTURED FROM BOVINE PERICARDIUM, PERCEPTIONS ABOUT BOVINE SPONGIFORM ENCEPHALOPATHY MAY IMPACT OUR SALES.

     Under the direction of the USDA, the U.S. government has had an active program of surveillance and import controls since the late 1980s designed to prevent the introduction of Bovine Spongiform Encephalopathy ("BSE") into U.S. cattle. The USDA program includes certain feed restrictions begun in 1997. The World Health Organization has categorized the levels of BSE infectivity of tissue. Using this scheme, pericardium (which primarily consists of collagen) is categorized as no detectable infectivity, the lowest risk category. The European authorities have specifically reviewed our biomaterial sourcing and manufacturing processes and have also certified our bovine pericardium products.

     We obtain all of the raw pericardium for our biomaterial products from USDA-inspected slaughterhouses. The pericardium is collected under strict conditions; a USDA inspector examines each heart for disease and anomalies prior to harvesting the pericardium. Additional measures are also taken to ensure brain and spinal cord matter does not come into contact with the pericardium. Our tissue products are manufactured with sodium hydroxide, a processing technique recommended by international experts to remove or inactivate the prion, the agent believed to cause BSE, should it exist in the tissue. Pericardium is sourced from animals who are 30 months or younger. BSE clinical detectability is found in older animals. Sourcing from younger animals markedly decreases the likelihood of BSE transmission. Notwithstanding these safeguards, if the perception of risk associated with BSE increases, it could have a material adverse effect on our business, financial condition and results of operations.

     Our Dura-Guard product has not been approved for sale in France, nor are any of our bovine-based products currently approved for sale in Taiwan or Japan. We understand that regulatory approvals will not be granted in the present environment within those countries for use of animal derived products, including bovine pericardium, unless traceability to the specific source can be established. Total international sales of our bovine-based products accounted for 5.3% and 5.6% of our consolidated net sales for the year ended October 31, 2005 and 2004, respectively, and increased 4% over the previous year. Any prohibition by certain other countries of bovine pericardium products as a result of concerns related to BSE could have an adverse effect on our ability to maintain or grow international sales of these products.

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

     The medical device industry historically has been litigious, and the manufacture and sale of our products entails an inherent risk of product liability claims. In particular, our principal surgical devices and a significant portion of our interventional component products are designed to be permanently placed in the human body, and production or other errors could result in an unsafe product and injury to the patient. Although we maintain product liability insurance in amounts believed to be adequate, based upon the nature and risks of our business in general and our actual experience to date, there can be no assurance that one or more liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms, if at all. Furthermore, we do not have nor do we expect to obtain insurance covering our costs and losses as the result of any recall of our products due to alleged defects, whether such a recall is instituted by us or required by a regulatory agency. A product liability claim, recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

DUE TO THE UNPREDICTABILITY OF THE HEALTH CARE INDUSTRY, OUR CUSTOMERS MAY NOT BE ABLE TO RECEIVE THIRD PARTY REIMBURSEMENT FOR THE SURGICAL PROCEDURES UTILIZING OUR PRODUCTS.

     Our surgical products are purchased primarily by hospitals and other end-users, and we sell our interventional component products directly to medical device manufacturers who, in turn, sell finished medical products to hospitals and other end-users. Hospitals and end-users of our products bill various third-party payers, including government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Third-party payers may deny reimbursement if they determine that a procedure was not in accordance with established third-party payer protocol regarding treatment methods. Our surgical products are reimbursed as a component of the overall surgical procedure reimbursement obtained from the third-party payer.

     Third-party payers are also increasingly challenging the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. While we believe our pricing is appropriate for the niche markets and technology of our products, we are unable to predict what changes will occur in the reimbursement methods used by third-party payers. There can be no assurance that surgical procedures in which our products are directly or indirectly used will continue to be considered cost-effective by third-party payers, that reimbursement for such procedures will be available or, if available, will continue, or that third-party payers' reimbursement levels will not adversely affect our ability to sell our products on a profitable basis. The cost of health care has risen significantly over the past decade, and there have been and may continue to be proposals by legislators, regulators and third-party payers to curb these costs.

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

     We operate a single manufacturing facility for our surgical business and three manufacturing facilities for our interventional business, with certain overlapping capabilities for manufacturing stylets, coils and helices. The loss of or damage to any manufacturing facility due to natural disaster, equipment failure or other difficulty could result in significant delays in production. Locating third party manufacturers to manufacture our products in any such event would likely be difficult given the specialized equipment and processes necessary to produce those products. Although we maintain business interruption insurance to address the financial impact on our business, any sustained period of suspended production would likely have a material adverse effect on our business, financial condition and results of operations.

OUR STRATEGY TO ACQUIRE COMPLEMENTARY BUSINESSES AND TECHNOLOGIES INVOLVES RISK AND MAY RESULT IN DISRUPTIONS TO OUR BUSINESS BY, AMONG OTHER THINGS, DISTRACTING MANAGEMENT TIME AND DIVERTING FINANCIAL RESOURCES.

     One of our growth strategies is the acquisition of complementary businesses and technologies. We may not be able to identify suitable acquisition candidates, or if we do, we may not be able to make such acquisitions on commercially acceptable terms. If we make acquisitions, a significant amount of management time and financial resources may be required to complete the acquisition and integrate the acquired business into our existing operations. Even with this investment of management time and financial resources, an acquisition may not produce the anticipated revenue, earnings or business synergies. Acquisitions involve numerous other risks including: assumption of unanticipated operating problems or legal liabilities, problems integrating the purchased operations, technologies or products, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, incorrect estimates made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, and potential loss of customers or key employees of acquired businesses.

WE MAY NOT BE ABLE TO HIRE OR RETAIN KEY PERSONNEL.

     We depend on key management and technical personnel. Moreover, because of the highly technical nature of our business, our ability to continue our technological developments and to market our products depends in large part on our ability to attract and retain qualified technical and key management personnel. Competition for qualified personnel is intense, and we cannot ensure that we will be able to attract and retain the individuals we need. The loss of key personnel, or our inability to hire or retain qualified personnel, could have a materially adverse effect on our business, financial condition and results of operations.

ITEM 1B -- UNRESOLVED STAFF COMMENTS

     None.

ITEM 2 -- PROPERTIES

     The Company has a lease for its corporate headquarters and surgical business, totaling 65,000 square feet, located at 2575 University Ave. W., St. Paul, Minnesota. The lease expires on December 31, 2008, and the base rent is currently $676,000 annually.

     The Company also has leases on three facilities for its interventional business totaling 33,000 square feet at 471 and 475 Apollo Drive, Lino Lakes, Minnesota.

     - The first lease for 25,000 square feet, commenced December 1, 1997 and is scheduled to expire on December 31, 2007. The base rent is approximately $113,000 annually.

     - The base rent of the second lease for 4,000 square feet, which commenced April 1, 1999 and expires on March 31, 2009, is approximately $19,000 annually.

     - The base rent of the third lease for 4,000 square feet, which commenced on December 1, 2003 and expires on March 31, 2009, is approximately $27,000 annually.

     The Company leases approximately 22,700 square feet for its interventional business' Caribe facility at Road 693, Km. 7.3, Dorado, Puerto Rico. The base rent of this lease, which commenced January 1, 2003 and expires February 28, 2008, is approximately $107,000 annually.

     The Company leases approximately 3,750 square feet for its surgical business' MCA facility at 439 Industrial Lane, Birmingham, Alabama. The base rent of this lease, which commenced July 1, 2005 and expires June 30, 2008, is approximately $35,000 annually.

     The Company pays apportioned real estate taxes and common costs on its St. Paul and Lino Lakes leased facilities.

     The Company also owns a 20,000 square foot manufacturing facility used in its interventional business, located at 400 Apollo Drive, Lino Lakes, Minnesota.

ITEM 3 -- LEGAL PROCEEDINGS

     Between June and August 2004, five lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota by individual shareholders who sought to represent a class of purchasers of the Company's common stock during the period from October 16, 2003 to May 18, 2004. The complaints generally alleged that the defendants violated the Securities Exchange Act of 1934 by issuing false or misleading statements about our business and prospects, which artificially inflated the price of the Company's securities. On August 25, 2005, the United States District Court for the District of Minnesota granted plaintiffs' motion to amend the consolidated complaint and granted the Company's motion to dismiss these consolidated lawsuits, with prejudice, after finding that the amended consolidated complaint failed to plead plaintiffs' claims with sufficient particularity, as required under the Private Securities Litigation Reform Act of 1995. Two related actions brought by individual shareholders who seek to represent the Company derivatively have also been filed in United States District Court for the District of Minnesota. Those lawsuits allege that certain officers and the Company's directors violated their fiduciary duties to the Company. On November 11, 2005, these related actions were voluntarily dismissed by the plaintiffs.

     In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the parties' distribution agreement. We have formally denied the distributor's claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. The Company is unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings and has not recorded a liability in its consolidated balance sheet. As of October 31, 2005, the Company had accounts receivable of $449,000 from this distributor.

     From time to time, the Company may become involved in routine litigation incidental to its business. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that the Company's risk management practices, including its insurance coverage, are reasonably adequate to protect against potential material product liability losses.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers, their ages, and the offices they held as of October 31, 2005 are as follows:

NAME                                    AGE                   TITLE
----                                    ---                   -----
Karen Gilles Larson...................  63    President, Chief Executive Officer and
                                              Director
David A. Buche........................  44    Vice President and COO of Synovis
                                              Surgical Innovations
Michael K. Campbell...................  54    President of Synovis Micro Companies
                                              Alliance, Inc.
Mary L. Frick.........................  52    Vice President of
                                              Regulatory/ Clinical/ Quality Affairs
Richard W. Kramp......................  60    President and COO of Synovis
                                              Interventional Solutions, Inc.
B. Nicholas Oray, Ph.D. ..............  54    Vice President of Research and
                                              Development
Brett A. Reynolds.....................  37    Chief Financial Officer, Vice
                                              President of Finance and Corporate
                                              Secretary

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

     David A. Buche. Mr. Buche has served as a Vice President and Chief Operating Officer of Synovis Surgical Innovations since June 2004. From January 1998 to May 2004, he served as Vice President of Marketing and Sales of Synovis Surgical Innovations. Prior to January 1998, Mr. Buche held the positions of Director of Marketing from November 1997 and Director of International Marketing and Sales from March 1995. From 1988 to February 1995, Mr. Buche held various product and sales management positions at Spectranetics Corporation, a company that develops and markets technology for interventional cardiovascular therapy.

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

     Richard W. Kramp. Mr. Kramp has served as President and Chief Operating Officer of the Company's interventional business since August 2004. Prior to joining the Company, Mr. Kramp most recently served as the President and Chief Operating Officer of Medical CV, Inc. From 1988 to 2003, Mr. Kramp served as President and Chief Operating Officer, and then President and Chief Executive Officer, as well as a Board Member at ATS Medical. From 1978 to 1988, Mr. Kramp held sales and marketing positions at St. Jude Medical, serving as Vice President of Sales and Marketing from 1981. Earlier, Mr. Kramp held sales management positions with Life Instruments, Inc., and engineering positions with Cardiac Pacemakers, Inc., now part of Guidant Inc. Mr. Kramp has also served on the boards of C.A.B.G., Inc., Enpath Medical, Inc., Optical Sensors and the Lillehei Surgical Society.

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

     Brett A. Reynolds. Mr. Reynolds has served as Chief Financial Officer and Vice President of Finance and Corporate Secretary since April 2005. Prior to April 2005, Mr. Reynolds served as Director of Finance from September 2003. From October 2001 to September 2003, Mr. Reynolds served in several financial positions at Chiquita Processed Foods, LLC, a division of Chiquita Brands International, ultimately serving as Corporate Controller. From 1991 to 2001, Mr. Reynolds held a series of audit, accounting and consulting positions with Deloitte and Touche LLP and Arthur Andersen LLP.

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

                                                           2005             2004
                                                      --------------   ---------------
QUARTER ENDED                                          HIGH     LOW     HIGH     LOW
-------------                                         ------   -----   ------   ------
January 31..........................................  $12.47   $9.12   $27.35   $16.19
April 30............................................   11.68    8.60    17.40    14.07
July 31.............................................    9.22    7.65    15.84     8.49
October 31..........................................   11.00    8.40    11.50     8.07

  DIVIDENDS

     The Company has not declared or paid any cash dividends on its common stock since its inception, and the Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future.

  SHAREHOLDERS

     As of November 30, 2005, there were approximately 5,500 beneficial owners and 900 registered shareholders of the Company's common stock.

  SALES OF UNREGISTERED SECURITIES

     None.

  PURCHASES OF EQUITY SECURITIES

     None.

ITEM 6 -- SELECTED FINANCIAL DATA

SUMMARY STATEMENTS OF INCOME DATA

                                               FOR THE YEAR ENDED OCTOBER 31,
                                       -----------------------------------------------
                                        2005      2004      2003      2002      2001
                                       -------   -------   -------   -------   -------
                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenue..........................  $60,256   $55,044   $57,989   $39,962   $28,535
Gross margin.........................   21,820    22,495    25,430    19,004    13,975
Operating income.....................       36     1,557     7,348     4,550     2,626
Net income...........................      883     1,278     4,973     3,041     1,755
Basic and diluted earnings per share
  Basic..............................     0.07      0.11      0.50      0.32      0.19
  Diluted............................     0.07      0.11      0.47      0.31      0.19
Weighted average shares outstanding
  Basic..............................   11,793    11,522     9,920     9,435     9,037
  Diluted............................   11,998    11,986    10,574     9,849     9,364

SUMMARY BALANCE SHEET DATA

                                                       AT OCTOBER 31,
                                       -----------------------------------------------
                                        2005      2004      2003      2002      2001
                                       -------   -------   -------   -------   -------
                                                       (IN THOUSANDS)
Working capital......................  $59,367   $58,671   $57,199   $15,187   $12,913
Total assets.........................   86,963    85,725    80,845    36,613    28,908
Long-term obligations................       --        --        45       322       210
Shareholders' equity.................   80,342    78,001    74,062    30,298    25,119

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading "Risk Factors."

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

     Our interventional business develops, engineers, prototypes and manufactures coils, helices, stylets, guidewires and other complex micro-wire, polymer and micro-machined metal components used in interventional devices for cardiac rhythm management, neurostimulation, vascular and other procedures. In addition, our interventional business designs and develops proprietary technology platforms which can be adapted for our customers.

     Operations that are not included in either of the operating segments are reported in the category "corporate and other." The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, including the costs of operating a public company and the estimated time of management personnel in support of corporate activities.

     The following is a brief summary of our fiscal 2005 results:

     - Net revenue increased 9% to $60.3 million.

     - Interventional business revenue increased 25% to $35.3 million.

     - Surgical business revenue decreased 7% to $25.0 million.

     - Consolidated operating income was $36,000 in fiscal 2005 as compared to $1,557,000 in fiscal 2004.

     - Surgical business operating income decreased 76% to $1.2 million.

     - Interventional business operating income increased $2.2 million to $0.9 million from a loss of $1.3 million in fiscal 2004.

     - Corporate and other costs increased 8% to $2.0 million.

     - Net income totaled $0.9 million or seven cents per diluted share; down from 11 cents per diluted share in fiscal 2004.

     The following tables summarize the Company's condensed consolidated operating results for the years ended October 31, 2005, 2004 and 2003.

                                          2005               2004               2003
                                    ----------------   ----------------   ----------------
   SUMMARY OF OPERATING RESULTS        $         %        $         %        $         %
   ----------------------------     --------   -----   --------   -----   --------   -----
                                                        (IN THOUSANDS)
Net revenue.......................  $60,256    100.0%  $55,044    100.0%  $57,989    100.0%
Cost of revenue...................   38,436     63.8    32,549     59.1    32,559     56.1
                                    -------    -----   -------    -----   -------    -----
  Gross margin....................   21,820     36.2    22,495     40.9    25,430     43.9
Selling, general and
  administrative..................   17,810     29.5    16,687     30.4    14,276     24.6
Research and development..........    3,839      6.4     4,072      7.4     3,806      6.6
Other.............................      135      0.2       179      0.3        --      0.0
                                    -------    -----   -------    -----   -------    -----
  Operating expenses..............   21,784     36.1    20,938     38.1    18,082     31.2
                                    -------    -----   -------    -----   -------    -----
  Operating income................  $    36      0.1%  $ 1,557      2.8%  $ 7,348     12.7%
                                    =======    =====   =======    =====   =======    =====

OPERATING RESULTS -- 2005 ($ IN THOUSANDS EXCEPT PER SHARE DATA)

     Net revenue increased 9% during fiscal 2005 to $60,256 from $55,044 in fiscal 2004. Operating income decreased to $36 in fiscal 2005 from $1,557 in the prior year. Net income for fiscal 2005 decreased to $883, or 7 cents per diluted share, from $1,278, or 11 cents per diluted share, during fiscal 2004.

     Our interventional business predominantly serves the cardiac rhythm management ("CRM") market and we address three areas of this market: pacing, implantable cardioverter defibrillation ("ICD") and congestive heart failure ("CHF"). Within the CRM market, we produce conductor and shocking coils for pacing and defibrillator leads, helices for active fixation leads, and stylets used to implant all types of leads. Our interventional business has customarily experienced variations in revenue from period to period primarily due to historical variability in the timing of customer demand. Such variations may continue in the future.

     The following table summarizes our interventional business net revenue by market for the years ended October 31:

                                                               2005      2004
                                                              -------   -------
Interventional Business Net Revenue
  Cardiac rhythm management.................................  $27,379   $20,589
  Other.....................................................    7,884     7,668
                                                              -------   -------
     Total..................................................  $35,263   $28,257
                                                              =======   =======

     The following table summarizes our interventional business net revenue by product for the years ended October 31:

                                                               2005      2004
                                                              -------   -------
Interventional Business Net Revenue
  Coils and helices.........................................  $19,657   $14,690
  Stylets and other wireforms...............................   10,210     8,553
  Machining, molding and tool making........................    3,938     3,060
  Other.....................................................    1,458     1,954
                                                              -------   -------
     Total..................................................  $35,263   $28,257
                                                              =======   =======

     Interventional business net revenue increased 25% to $35,263 in fiscal 2005 from $28,257 in fiscal 2004. The revenue increase is primarily due to increased sales of precious metal coils to customers. Our interventional businesses' three largest customers collectively accounted for 83% and 80% of revenue in fiscal 2005 and 2004, respectively.

     Our interventional business is indirectly affected by the market conditions and trends of the CRM market, and we are directly affected by the actions of our customers in response to this market. Sales of components within the CRM market increased $6,790 or 33% in fiscal 2005 as compared to fiscal 2004.

     Our surgical business generated net revenue of $24,993 in fiscal 2005, a 7% decrease from $26,787 in fiscal 2004. The following table summarizes our surgical business net revenue by product group for fiscal 2005 and fiscal 2004:

                                                               2005      2004
                                                              -------   -------
Surgical Business Net Revenue
  Peri-Strips...............................................  $ 8,927   $11,860
  Other Biomaterial Products................................    8,966     8,934
  Devices for Microsurgery..................................    2,796     1,748
  Surgical Tools and Other..................................    4,304     4,245
                                                              -------   -------
     Total..................................................  $24,993   $26,787
                                                              =======   =======

     The decreased volume in surgical business net revenue is due to decreased unit sales of Peri-Strips. Worldwide net revenue from the sales of Peri-Strips, which includes revenue from our recently introduced Peri-Strips Dry with Veritas Collagen Matrix ("PSD Veritas"), was $8,927 in fiscal 2005, a decrease of 25% from fiscal 2004 revenue of $11,860. PSD Veritas incorporates our Veritas remodelable tissue platform, which becomes the histological equivalent to the host tissue over time. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery.

     The decrease in Peri-Strips revenue in fiscal 2005 is believed to be in part attributable to several factors occurring within the gastric bypass market, which include but may not be limited to:

     - limited availability of insurance covering gastric bypass,

     - certain hospitals electing not to support gastric bypass programs,

     - competing buttressing products,

     - alternatives to gastric bypass surgery, including gastric banding, and

     - patient perception of gastric bypass as a safe, effective treatment option.

     In addition to the factors influencing the gastric bypass market, we believe that sales force effectiveness has also impacted Peri-Strips revenue. In September 2005, we announced that our surgical business will transition to a direct sales force in the U.S. market for all products except devices for microsurgery. We believe a direct sales force is our best avenue for the revenue potential for both our current and future market opportunities. The transition will be implemented in phases and is expected to be completed in early fiscal 2007. We are focusing on managing the sales transition for our customers, as well as the hiring our direct sales force. As of December 2005, we have hired over half of the expected 25 direct sales representatives.

     To the extent the above and other market factors continue to negatively impact Peri-Strips revenue, surgical business and consolidated operating performance could be adversely affected. Also, while we are implementing our direct sales strategy, we do not expect to see immediate revenue gains from any direct resources added in the near term given the time required to identify, hire and train quality sales representatives.

     Revenue from Devices for Microsurgery increased $1,048 or 60% to $2,796 in fiscal 2005, from $1,748 in fiscal 2004. Driving this increase were increased sales of our Coupler products, which grew by $605 or 43% to $2,020 in fiscal 2005, as well as $387 in revenue from our Neurotube product, which was acquired in December 2004. The Coupler is a device used to connect extremely small veins or arteries, without sutures, quickly, easily and with consistently excellent results. The Neurotube is designed to assist in the regeneration of nerves. A limited release of two new sizes of the Coupler, 3.5mm and 4.0mm, occurred in the fourth quarter of fiscal 2005, with a full market release expected in the first quarter of fiscal 2006.

     Revenue from Surgical Tools and Other products increased $59 to $4,304 in fiscal 2005, driven by sales of our Biograft, which increased $211 to $1,118 in the year. In the third quarter of fiscal 2005, new regulatory regulations came into effect that made the manufacture of the Biograft cost prohibitive. After considering other alternatives, we chose to discount Biograft pricing and sold the majority of our Biograft finished goods inventory through our existing sales channels. We wrote off the remaining $185 in Biograft finished goods and raw materials inventory during the year.

     As noted above, our surgical business is transitioning to a direct sales force for certain products sold in the United States. We have historically sold such products through a network of stocking distributors and independent sales representatives. Stocking distributors purchased product from us at a discount to hospital list prices, and commissions paid to independent sales representatives were netted with the associated revenue. Based on unit volumes sold of these products in fiscal 2005, the amount of discounts from hospital list prices granted to distributors and commissions paid to independent sales representatives totaled approximately $5,400.

     Our consolidated gross margin decreased five percentage points to 36% in fiscal 2005 from 41% during fiscal 2004. The decreased consolidated gross margin percentage is primarily attributable to a lower gross margin within our surgical business and the impact of business unit mix weighted more heavily to our interventional business, which operates at a lower gross margin percentage than our surgical business.

     Gross margin in the interventional business increased two percentage points in fiscal 2005, from 20% in fiscal 2004 to 22% in fiscal 2005. The improvement is due to improved manufacturing efficiencies, primarily higher labor efficiencies, and our continued transfer of manufacturing to Puerto Rico, where labor rates are lower.

     In our surgical business, the gross margin for fiscal 2005 decreased seven percentage points to 56% in fiscal 2005 from 63% in fiscal 2004 due to a number of factors:

     - Product mix shifts in fiscal 2005 lowered the gross margin. This is primarily due to lower sales of Peri-Strips, which on average have a higher margin compared to other surgical products.

     - Lower production throughput in fiscal 2005 decreased the gross margin, primarily due to lower utilization of manufacturing resources and higher fixed production costs, which thereby resulted in higher overhead rates.

     - Inventory obsolescence primarily due to product discontinuations, including Biograft, impacted the gross margin by $315.

     In addition, our surgical business gross margin will be affected by the increase in sales price of certain of our products as we transition to a direct sales force. Factors which affect the consolidated gross margin include the relative revenue of each business segment, product mix within each business segment, volume, product acquisitions and disposals, and other production activities. Accordingly, our consolidated gross margins may fluctuate from period to period based on variations in these factors.

     Selling, general and administrative ("SG&A") expense during fiscal 2005 increased 7% to $17,810 from $16,687 in fiscal 2004. As a percentage of net revenue, SG&A expense remained consistent at 30% in both fiscal 2004 and fiscal 2005. During the 2005 period, we incurred additional SG&A costs related to the commencement of our colorectal clinical market evaluation using PSD Veritas, costs associated with Sarbanes-Oxley compliance, increases in sales and marketing costs within our interventional business, increases at our surgical business resulting from our fiscal 2004 facility expansion, as well as increased amortization of intangible assets associated with the acquisition of the Neurotube product line.

     In fiscal 2006, we expect to incur significantly greater SG&A expense within our surgical business compared to fiscal 2005 due to two key activities. First, the transition to a direct sales force in our domestic markets is expected to result in approximately $4,000 in incremental expense in fiscal 2006. Second, the colorectal clinical market evaluation is expected to add approximately $1,300 in incremental expense in fiscal 2006.

     Research and development ("R&D") expense during fiscal 2005 was $3,839, a decrease of 6%, from $4,072 in fiscal 2004. As a percentage of net revenue, R&D expense decreased from 7% in fiscal 2004 to 6% in fiscal 2005. The decrease is driven by a $400 decrease in interventional business R&D spending to $1,249 in fiscal 2005 as certain development resources were redirected towards customer specific development projects. R&D spending within our surgical business increased $168 to $2,590 due primarily to two studies within our surgical business: a colorectal circular stapler study and a bariatric circular stapler study, both utilizing PSD Veritas. In both business units, R&D expense can fluctuate from year to year based on the timing and progress through external parties of the projects. The timing of R&D expense will continue to be influenced primarily by the number of projects and related R&D personnel requirements, development and regulatory approval processes, and expected timing and nature of costs for each project.

     During fiscal 2005 we incurred $135 of other operating expenses, as compared to $179 in fiscal 2004. The reason for the decrease is $133 in costs incurred in fiscal 2004 related to our consideration of a significant acquisition, which was terminated for a variety of reasons. Costs related to legal and other fees incurred in connection with certain lawsuits filed against the Company increased to $135 in fiscal 2005, compared to $46 in fiscal 2004. These lawsuits alleged that the Company and certain of its executive officers violated the Securities Exchange Act of 1934 by issuing false or misleading statements about the Company's business and prospects, which artificially inflated the price of the Company's securities. On

August 25, 2005, the United States District Court for the District of Minnesota granted plaintiffs' motion to amend the consolidated complaint and granted the Company's motion to dismiss these consolidated lawsuits, with prejudice, after finding that the amended consolidated complaint failed to plead plaintiffs' claims with sufficient particularity, as required under the Private Securities Litigation Reform Act of 1995. Two related actions brought by individual shareholders who seek to represent the Company derivatively have also been filed in United States District Court for the District of Minnesota. Those lawsuits allege that certain officers and the Company's directors violated their fiduciary duties to the Company. On November 11, 2005, these related actions were voluntarily dismissed by the plaintiffs.

     Operating income for fiscal 2005 was $36, compared to $1,557 during fiscal 2004. Interest income increased to $893 in fiscal 2005 compared with $336 in fiscal 2004, primarily the results of higher interest rates in fiscal 2005 and maintaining a higher investment account balance throughout the year.

     The provision for income taxes was $46 in fiscal 2005, at an effective tax rate of 5%, as compared to $615, at an effective tax rate of 33% in fiscal 2004. The lower effective rate is due to the level of tax-exempt interest income and R&D credits relative to pre-tax income. As of October 31, 2005, we have recorded $764 in net current deferred income tax assets and $555 in net long-term deferred income tax liabilities.

OPERATING RESULTS -- 2004 ($ IN THOUSANDS EXCEPT PER SHARE DATA)

     Net revenue decreased 5% during fiscal 2004 to $55,044 from $57,989 in fiscal 2003. Operating income decreased $5,791, or 79%, to $1,557 in fiscal 2004 from $7,348 in fiscal 2003. Net income for fiscal 2004 decreased to $1,278, or 11 cents per diluted share, from $4,973, or 47 cents per diluted share, during fiscal 2003.

     Interventional business net revenue decreased 13% to $28,257 in fiscal 2004 from $32,366 in fiscal 2003. Our interventional business has customarily experienced variations in revenue from period to period primarily due to inherent variability in the timing of customer demand.

     The following table summarizes our interventional business net revenue by market for the years ended October 31:

                                                               2004      2003
                                                              -------   -------
Interventional Business Net Revenue
  Cardiac Rhythm Management.................................  $20,589   $25,479
  Other.....................................................    7,668     6,887
                                                              -------   -------
     Total..................................................  $28,257   $32,366
                                                              =======   =======

     The following table summarizes our interventional business net revenue by product for the years ended October 31:

                                                               2004      2003
                                                              -------   -------
Interventional Business Net Revenue
  Coils and Helices.........................................  $14,690   $18,122
  Stylets and Other Wireforms...............................    8,553    10,204
  Machining, Molding and Tool-Making........................    3,060     2,252
  Other.....................................................    1,954     1,788
                                                              -------   -------
     Total..................................................  $28,257   $32,366
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

     Surgical business net revenue increased 5% to $26,787 in fiscal 2004 from $25,623 in fiscal 2003. The following table summarizes our surgical business net revenue by product for the years ended October 31:

                                                               2004      2003
                                                              -------   -------
Surgical Business Net Revenue
  Peri-Strips...............................................  $11,860   $11,722
  Other Biomaterial Products................................    8,934     8,135
  Devices for Microsurgery..................................    1,748     1,335
  Surgical Tools and Other..................................    4,245     4,431
                                                              -------   -------
     Total..................................................  $26,787   $25,623
                                                              =======   =======

     Driving the growth in fiscal 2004 was our Other Biomaterial product line. This line, which includes Tissue-Guard and Veritas, accounted for 69% of this segments' growth. Veritas and Tissue-Guard patches used in vascular procedures were responsible for most of this growth. Our Devices for Microsurgery product line increased $413 or 31%, due primarily to increased sales of the Coupler. The Coupler is a device used to connect extremely small veins or arteries, without sutures, quickly, easily and with consistently excellent results. We consider our Surgical Tools and Other product line to be mature.

     Peri-Strips revenue increased $138 or 1% to $11,860 in fiscal 2004 over fiscal 2003. Peri-Strips are used to reduce risks and improve patient outcomes in surgical procedures, notably gastric bypass surgery and certain thoracic procedures.

     Our consolidated gross margin decreased three percentage points to 41% in fiscal 2004 from 44% during fiscal 2003. Gross margins in our interventional business decreased eight percentage points to 20% in fiscal 2004 from 28% in fiscal 2003. This decrease is primarily attributable to lower production volumes and reduced labor hours, which resulted in significantly higher overhead rates. In our surgical business, the gross margin for fiscal 2004 decreased two percentage points to 63%, primarily due to lower utilization of manufacturing resources and higher fixed production costs, which thereby resulted in higher overhead rates associated with fiscal 2004 manufacturing activities.

     SG&A expense during fiscal 2004 increased 17% to $16,687 from $14,276 in fiscal 2003. As a percentage of net revenue, SG&A expense increased five percentage points, from 25% in fiscal 2003 to 30% in fiscal 2004. Planned increases in regulatory and clinical expenses, facility expansion costs and marketing efforts, combined with lower revenue levels, are the primary reasons for this percentage increase.

     R&D expense during fiscal 2004 was $4,072, an increase of 7%, from $3,806 in 2003. As a percentage of net revenue, R&D expense increased from 6.6% in fiscal 2003 to 7.4% in fiscal 2004. This increase is partially due to the increased number, timing and nature of various surgical R&D projects, as well as development expenses of various interventional projects including proprietary technology platforms which can be adapted for our customers.

     During the second half of fiscal 2004 we incurred $179 of other operating expenses, which were recorded within our surgical business. We incurred $133 of expenses related to our consideration of a significant acquisition, which was terminated for a variety of reasons. The remaining $46 was for legal fees incurred through October 31, 2004 pertaining to the lawsuits filed against the Company in fiscal 2004.

     Operating income for fiscal 2004 was $1,557, a 79% decrease from $7,348 during fiscal 2003. Interest income increased to $336 in fiscal 2004 compared with $41 in fiscal 2003, as a result of increased cash, cash equivalents and short-term investments due to $36,486 in net proceeds from our September 2003 private placement.

     The provision for income taxes was $615 in fiscal 2004, at an effective tax rate of 33%, as compared to $2,416, at an effective tax rate of 33% in fiscal 2003. As of October 31, 2004, we have recorded $1,088 in net current deferred income tax assets and $1,227 in net long-term deferred income tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES ($ IN THOUSANDS)

     The following table summarizes our contractual obligations and operating leases. For more information, see Note 6 to our Consolidated Financial Statements. Our commitments under these obligations are as follows for the year ended October 31:

                                      2006     2007    2008   2009   THEREAFTER   TOTAL
                                     ------   ------   ----   ----   ----------   ------
Operating leases...................  $1,058   $1,031   $817   $144     $  --      $3,050

     Cash and cash equivalents were $8,183 at October 31, 2005 as compared to $15,369 at October 31, 2004, a decrease of $7,186. The decrease in cash is primarily related to our net purchases of $9,343 of short-term investments during fiscal 2005. These investments represent highly liquid, low-risk debt securities with maturities greater than three months. Additional cash was used primarily for investments in capital equipment and facilities necessary to support our expected future growth.

     Operating activities provided cash of $5,328 in fiscal 2005 as compared to $2,740 in fiscal 2004. Cash was provided by operations during fiscal 2005 through the combination of net income of $883, non-cash expenses of $3,769 and a decrease in working capital of $676. Depreciation and amortization of property, plant and equipment increased $685 in fiscal 2005 due primarily to equipment acquisitions at our interventional business and full year depreciation of various investments made in fiscal 2004, most notably the facility expansion of our surgical business. Inventory decreased $1,091 due primarily to decreased inventory at our interventional business where inventories can fluctuate significantly depending upon the timing of purchases and usage of precious metals. Our consolidated days sales outstanding in accounts receivable at October 31, 2005 was at 47 days, down from 52 days in fiscal 2004, due to a significant receivable paid in early fiscal 2005 by a customer of our interventional business.

     Investing activities used cash of $13,718 during fiscal 2005 compared to $32,890 in fiscal 2004, a decrease of $19,172. The decrease is primarily due to the net purchases of $9,343 in short-term investments in fiscal 2005 as compared to $26,931 in fiscal 2004, when the majority of our cash investments were initiated. In addition, $986 of cash was used for the purchase of substantially all of the operating assets of Neuroregen, LLC. Capital expenditures were $3,199 in fiscal 2005, a decrease of $2,513 from fiscal 2004, and largely reflect expenditures for replacement and new manufacturing equipment within our interventional business. During fiscal 2006, we currently expect to invest up to $4,500 in capital assets for various manufacturing and other projects.

     Financing activities provided $1,204 of cash during fiscal 2005, compared to $1,417 in 2004. Proceeds from our stock based compensation plans totaled $1,244 in fiscal 2005, a decrease from $1,703 in fiscal 2004, while payments of capital lease and other long-term obligations decreased $246 to $40 in fiscal 2005. As of October 31, 2005, we have no capital lease or other long-term obligations.

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

NEW ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs. This statement amends Chapter 4 of ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as requiring that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes SFAS No. 151 will have no effect on its consolidated operating results and financial condition upon adoption on November 1, 2005.

     In December 2004, the FASB issued SFAS No. 123R (Share-Based Payment). SFAS No. 123R revises SFAS No. 123 and requires entities to recognize compensation expense for all share-based payment transactions in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123R requires a company to record compensation expense for all awards granted after the date of adoption of SFAS No. 123R and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123R is effective for the Company as of November 1, 2005.

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

     Goodwill: We account for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized, but is reviewed for impairment annually as of October 31 or as indications of impairment are identified. See Note 3 to the consolidated financial statements included in this report on Form 10-K for additional goodwill information.

     Other Intangible Assets: Our other intangible assets, primarily developed technology, patents, trademarks, and non-compete agreements pertaining to business acquisitions, are recorded at cost and are amortized using the straight-line method over their estimated useful lives, generally three to 17 years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. See Note 3 to the consolidated financial statements included in this report on Form 10-K for additional intangible asset information.

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

     Inventories: Inventories, which are comprised of raw materials, subassemblies and finished goods, are valued at the lower of first-in, first-out ("FIFO") cost or market. Overhead costs are applied to work in process and finished goods based on annual estimates of production volumes and such costs. These estimates are reviewed and assessed for reasonableness on a quarterly basis and adjusted if so needed. The estimated value of excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value is established by us on a quarterly basis through review of inventory on hand and assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration.

     Derivative Instruments and Hedging Activities: We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Synovis Life Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Synovis Life Technologies, Inc. and Subsidiaries (the "Company") as of October 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synovis Life Technologies, Inc. and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 19, 2005

To the Board of Directors and Shareholders of Synovis Life Technologies, Inc.

    We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Synovis Life Technologies, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

    A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2005 of the Company and our report dated December 19, 2005 expressed as an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 19, 2005

                        SYNOVIS LIFE TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              FOR THE FISCAL YEARS ENDED
                                                                      OCTOBER 31,
                                                              ---------------------------
                                                               2005      2004      2003
                                                              -------   -------   -------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
Net revenue.................................................  $60,256   $55,044   $57,989
Cost of revenue.............................................   38,436    32,549    32,559
                                                              -------   -------   -------
Gross margin................................................   21,820    22,495    25,430

Operating expenses:
Selling, general and administrative.........................   17,810    16,687    14,276
Research and development....................................    3,839     4,072     3,806
Other.......................................................      135       179        --
                                                              -------   -------   -------
Operating expenses..........................................   21,784    20,938    18,082

Operating income............................................       36     1,557     7,348
Interest income.............................................      893       336        41
                                                              -------   -------   -------

Income before provision for income taxes....................      929     1,893     7,389
Provision for income taxes..................................       46       615     2,416
                                                              -------   -------   -------
Net income..................................................  $   883   $ 1,278   $ 4,973
                                                              =======   =======   =======

Basic earnings per share....................................  $  0.07   $  0.11   $  0.50
                                                              =======   =======   =======
Diluted earnings per share..................................  $  0.07   $  0.11   $  0.47
                                                              =======   =======   =======

   The accompanying notes are an integral part of the consolidated financial statements

                        SYNOVIS LIFE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF OCTOBER 31,
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  SHARE AND PER
                                                                   SHARE DATA)
                                      ASSETS
Current assets:
Cash and cash equivalents...................................   $ 8,183     $15,369
Short-term investments......................................    36,274      26,931
Accounts receivable, net....................................     8,019       7,722
Inventories.................................................    10,500      11,591
Deferred income tax asset, net..............................       764       1,088
Other current assets........................................     1,693       2,467
                                                               -------     -------
  Total current assets......................................    65,433      65,168

Property, plant and equipment, net..........................    13,931      13,704
Goodwill, net...............................................     5,335       4,905
Other intangible assets, net................................     2,264       1,948
                                                               -------     -------
  Total assets..............................................   $86,963     $85,725
                                                               =======     =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................   $ 2,711     $ 3,551
Accrued expenses............................................     3,355       2,906
Current maturities of capital lease and long-term
  obligations...............................................        --          40
                                                               -------     -------
  Total current liabilities.................................     6,066       6,497

Deferred tax liability, net.................................       555       1,227
                                                               -------     -------
  Total liabilities.........................................     6,621       7,724
                                                               -------     -------
Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par
  value; none issued or outstanding as of October 31, 2005
  and 2004..................................................        --          --
Common stock: authorized 20,000,000 shares of $0.01 par
  value; issued and outstanding, 11,933,628 and 11,713,700
  as of October 31, 2005 and 2004, respectively.............       119         117
Additional paid-in capital..................................    74,070      72,614
Retained earnings...........................................     6,153       5,270
                                                               -------     -------
  Total shareholders' equity................................    80,342      78,001
                                                               -------     -------
  Total liabilities and shareholders' equity................   $86,963     $85,725
                                                               =======     =======

   The accompanying notes are an integral part of the consolidated financial statements

                        SYNOVIS LIFE TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                          RETAINED
                                        COMMON STOCK        ADDITIONAL                    EARNINGS
                                   ----------------------    PAID-IN       UNEARNED     (ACCUMULATED
                                     SHARES     PAR VALUE    CAPITAL     COMPENSATION     DEFICIT)      TOTAL
                                   ----------   ---------   ----------   ------------   ------------   -------
                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AS OF OCTOBER 31, 2002...   9,586,222     $ 96       $31,190        $  (7)         $ (981)     $30,298
Stock option activity, including
  tax benefit....................     315,863        3         1,989           --              --        1,992
Employee Stock Purchase Plan
  activity.......................      34,435       --           327           --              --          327
Employee restricted stock
  activity.......................        (882)      --           (21)           7              --          (14)
Stock issued in conjunction with
  private placement..............   1,500,000       15        36,471           --              --       36,486
Net and comprehensive income.....          --       --            --           --           4,973        4,973
                                   ----------     ----       -------        -----          ------      -------
BALANCE AS OF OCTOBER 31, 2003...  11,435,638      114        69,956           --           3,992       74,062
Stock option activity, including
  tax benefit....................     237,022        3         2,207           --              --        2,210
Employee Stock Purchase Plan
  activity.......................      41,040       --           451           --              --          451
Net and comprehensive income.....          --       --            --           --           1,278        1,278
                                   ----------     ----       -------        -----          ------      -------
BALANCE AS OF OCTOBER 31, 2004...  11,713,700      117        72,614           --           5,270       78,001
Stock option activity, including
  tax benefit....................     181,759        2         1,171           --              --        1,173
Employee Stock Purchase Plan
  activity.......................      38,169       --           285           --              --          285
Net and comprehensive income.....          --       --            --           --             883          883
                                   ----------     ----       -------        -----          ------      -------
BALANCE AS OF OCTOBER 31, 2005...  11,933,628     $119       $74,070        $  --          $6,153      $80,342
                                   ==========     ====       =======        =====          ======      =======

   The accompanying notes are an integral part of the consolidated financial statements

                        SYNOVIS LIFE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE FISCAL YEARS ENDED
                                                                       OCTOBER 31,
                                                              ------------------------------
                                                                2005       2004       2003
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    883   $  1,278   $  4,973
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization of property, plant and
  equipment.................................................     3,062      2,377      1,880
Amortization of intangible assets...........................       427        286        307
Loss on sale or disposal of manufacturing equipment.........       329        190         --
Provision for uncollectible accounts........................        85         31         40
Non-cash compensation.......................................        --         --          6
Tax benefit from exercise of stock options..................       214        958        557
Deferred income taxes.......................................      (348)       323         44
Changes in operating assets and liabilities:
Accounts receivable.........................................      (382)    (1,212)    (1,766)
Inventories.................................................     1,091       (742)    (3,481)
Other current and non-current assets........................       777     (1,303)      (523)
Accounts payable............................................    (1,259)     1,500       (170)
Accrued expenses............................................       449       (946)       910
                                                              --------   --------   --------
  Net cash provided by operating activities.................     5,328      2,740      2,777
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................    (3,199)    (5,712)    (4,339)
Purchase of Neuroregen LLC..................................      (986)        --         --
Purchases of short-term investments.........................   (69,708)   (92,726)        --
Redemptions of short-term investments.......................    60,365     65,795         --
Investments in patents and trademarks.......................       (94)      (185)       (42)
Other.......................................................       (96)       (62)       (30)
                                                              --------   --------   --------
  Net cash used in investing activities.....................   (13,718)   (32,890)    (4,411)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans......     1,244      1,703      1,742
Proceeds from private placement, net of expenses (Note 7)...        --         --     36,486
Repayment of capital lease obligations......................       (40)      (182)      (252)
Repayment of other long-term obligations....................        --       (104)      (106)
                                                              --------   --------   --------
  Net cash provided by financing activities.................     1,204      1,417     37,870
                                                              --------   --------   --------
Net change in cash and cash equivalents.....................    (7,186)   (28,733)    36,236
Cash and cash equivalents at beginning of year..............    15,369     44,102      7,866
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  8,183   $ 15,369   $ 44,102
                                                              ========   ========   ========

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

     Our interventional business develops, engineers, prototypes and manufactures coils, helices, stylets, guidewires and other complex micro-wire, polymer and micro-machined metal components used in interventional devices for cardiac rhythm management, neurostimulation, vascular and other procedures. In addition, our interventional business designs and develops proprietary technology platforms which can be adapted for our customers.

     Operations that are not included in either of the operating segments are reported in the category "corporate and other." The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, including the costs of operating a public company and the estimated time of management personnel in support of corporate activities.

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

     Inventories: Inventories, which are comprised of raw materials, work in process and finished goods, are valued at the lower of first-in, first-out ("FIFO") cost or market. Overhead costs are applied to work in process and finished goods based on annual estimates of production volume and such costs. These

                        SYNOVIS LIFE TECHNOLOGIES, INC.

estimates are reviewed and assessed for reasonableness on a quarterly basis and adjusted if so needed. The estimated value of excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value is established on a quarterly basis through review of inventory on hand and assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration.

     Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Furniture, fixtures and computer equipment are depreciated over a three to seven year life, manufacturing equipment is depreciated over a five to 10 year life and buildings are depreciated over a 40 year life. Amortization of leasehold improvements is recorded on a straight-line basis over the life of the related facility leases or the estimated useful life of the assets, whichever is shorter. Major replacements and improvements are capitalized and maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are charged to operations. The asset and related accumulated depreciation or amortization accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the Consolidated Statements of Income at the time of disposal. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Impairment losses are recorded whenever indicators of impairment are present.

     Goodwill: The Company accounts for goodwill under Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized, but is reviewed annually as of October 31 for impairment. See Note 3 for additional goodwill information.

     Other Intangible Assets: The Company's other intangible assets, primarily developed technology, patents, trademarks and non-compete agreements pertaining to business acquisitions, are recorded at cost and are amortized using the straight-line method over their estimated useful lives, generally three to 17 years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. See Note 3 for additional intangible asset information.

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

                        SYNOVIS LIFE TECHNOLOGIES, INC.

     Income Taxes: The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes ("temporary differences"). Temporary differences relate primarily to depreciation, non-compete obligations, the rate differential on undistributed foreign operations, the carrying value of receivables and inventory, and research and development credit carryforwards.

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

                                                              2005        2004       2003
                                                            ---------   --------   --------
                                                             (IN THOUSANDS, EXCEPT FOR PER
                                                                    SHARE AMOUNTS)
Net (loss) income
  As reported.............................................   $   883     $1,278     $4,973
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects..............................     1,906        716        631
                                                             -------     ------     ------
Pro forma.................................................    (1,023)       562      4,342
Basic income per share
  As reported.............................................      0.07       0.11       0.50
  Pro forma...............................................     (0.09)      0.05       0.44
Diluted income per share
  As reported.............................................      0.07       0.11       0.47
  Pro forma...............................................     (0.09)      0.05       0.41

                        SYNOVIS LIFE TECHNOLOGIES, INC.

     The pro forma information includes stock options granted and purchases under the employee stock purchase plan ("ESPP"). The weighted average fair value per option granted during 2005, 2004 and 2003 was $2.82, $4.30 and $3.61, respectively, for the ESPP and $5.32, $8.04 and $5.85, respectively, for all other options. The weighted average fair value was calculated by using the fair value of each option on the date of grant. The fair value of the ESPP options includes a 15% purchase discount. The fair value of all other options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended October 31:

                                                           2005           2004           2003
                                                       ------------   ------------   ------------
Expected option term.................................     3.0 years      3.0 years      3.0 years
Expected volatility factor...........................            67%            76%            79%
Expected dividend yield..............................             0%             0%             0%
Risk-free interest rate..............................          3.89%          3.46%          2.92%

     New Accounting Standards: In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs. This statement amends Chapter 4 of ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as requiring that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes SFAS No. 151 will have no effect on its consolidated operating results and financial condition upon adoption on November 1, 2005.

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

     On May 13, 2005, the Company accelerated the vesting of 19,000 unvested and "out-of-the-money" stock options that were granted under the Company's 1995 Stock Incentive Plan. The acceleration is intended to enable the Company to avoid recognizing compensation expenses associated with these option in future periods following its adoption of SFAS No. 123R as of November 1, 2005.

     On September 30, 2005, the Company's board of directors terminated the Company's 2004 Non-Employee Director Option Plan, thereby eliminating all future "formula-based" grants under that plan. Such "formula-based" grants would have provided pre-determined, automatic option grants as of certain dates prescribed in the 2004 director plan. The termination of the 2004 director plan does not affect vesting or exercise of previously granted options. As of October 31, 2005, $241,000 of compensation cost related to unvested options has not yet been recognized. $204,000 will be recognized in fiscal 2006 and $37,000 will be recognized in fiscal 2007.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

     Reclassifications: Certain reclassifications have been made to the fiscal 2003 and fiscal 2004 consolidated financial statements to conform with the fiscal 2005 presentation. These reclassifications had no effect on net income or earnings per share.

2.  ACQUISITION OF BUSINESS (IN THOUSANDS):

     On December 6, 2004, Synovis Micro Companies Alliance, Inc. ("MCA"), a wholly owned subsidiary of Synovis Life Technologies, Inc., purchased substantially all of the assets of Neuroregen, LLC. The primary asset acquired was the rights to the Neurotube, a bioabsorbable nerve conduit which is designed to assist in the regeneration of nerves. The purchase price included a cash payment of $986 plus certain additional payments to the former shareholders of Neuroregen, LLC. These additional payments will be based on the cumulative net sales of the Neurotube through December 6, 2009 and are equal to 4% of the first $2,000 of cumulative net sales, 8% of the next $3,000 in cumulative net sales and 12% of all cumulative net sales in excess of $5,000. As of October 31, 2005, $19 of royalty expense related to Neuroregen has been incurred. Approximately $653 of the purchase price was allocated to identifiable intangible assets to be amortized on a straight-line basis over an estimated average useful life of five years. The remaining amount of the purchase price was recorded as goodwill. Additional payments to the former shareholders of Neuroregen, LLC will be recorded as additional goodwill when the criteria are achieved.

     As the acquisition occurred in December 2004, sales of the Neurotube from December 7, 2004 to October 31, 2005 are included in the Consolidated Statement of Income for fiscal 2005. The assets acquired in the transaction are included in the Company's Consolidated Balance Sheet as of October 31, 2005 and the purchase transaction has been included in the Consolidated Statement of Cash Flows for fiscal 2005.

     Pro forma combined financial information has not been provided as the historical operating results of Neuroregen, LLC are not considered significant in relation to the Company's results for the periods then ended.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

3.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION (IN THOUSANDS):

                                                               AS OF OCTOBER 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
Accounts receivable, net:
Trade receivables...........................................  $  8,231   $  7,881
Allowance for doubtful accounts.............................      (212)      (159)
                                                              --------   --------
                                                              $  8,019   $  7,722
                                                              ========   ========
Inventories:
Finished goods..............................................  $  3,006   $  3,822
Work in process.............................................     4,651      4,647
Raw materials...............................................     2,843      3,122
                                                              --------   --------
                                                              $ 10,500   $ 11,591
                                                              ========   ========
Property, plant and equipment, net:
Furniture, fixtures, and computer equipment.................  $  4,631   $  4,684
Manufacturing equipment.....................................    12,361     11,833
Leasehold improvements......................................     4,930      5,597
Equipment in process........................................     2,588      1,267
Accumulated depreciation and amortization...................   (10,579)    (9,677)
                                                              --------   --------
                                                              $ 13,931   $ 13,704
                                                              ========   ========
Accrued expenses:
Payroll, employee benefits and related taxes................  $  2,448   $  2,004
Other accrued expenses......................................       907        902
                                                              --------   --------
                                                              $  3,355   $  2,906
                                                              ========   ========

     Supplemental Cash Flow Information: The Company paid interest of $2, $8 and $43 during fiscal 2005, 2004 and 2003, respectively. Income tax payments made by the Company totaled $61, $566 and $1,341 for the years ended October 31, 2005, 2004 and 2003, respectively. Income tax refunds received by the Company totaled $494 in fiscal 2005. The Company recorded $419 in accounts payable at October 31, 2005 for equipment purchases made during the year then ended. Capital expenditures of $440 in fiscal 2003 were financed through Puerto Rican facility improvement incentives.

     The following is a summary of net goodwill by business segment as of October 31:

                                                               2005     2004
                                                              ------   ------
Interventional business.....................................  $4,093   $4,093
Surgical business...........................................   1,242      812
                                                              ------   ------
                                                              $5,335   $4,905
                                                              ======   ======

                        SYNOVIS LIFE TECHNOLOGIES, INC.

     The following table summarizes the Company's amortizable intangible assets as of:

                                                                 OCTOBER 31, 2005
                                                      ---------------------------------------
                                                                                  WEIGHTED
                                                       GROSS                       AVERAGE
                                                      CARRYING   ACCUMULATED    AMORTIZATION
                                                       AMOUNT    AMORTIZATION      PERIOD
                                                      --------   ------------   -------------
Patents and trademarks..............................   $1,546       $  572         13.8 years
Developed technology................................    1,102          480         10.0 years
Non-compete agreements..............................    1,500          832          8.5 years
                                                       ------       ------
  Total.............................................   $4,148       $1,884
                                                       ======       ======

                                                                 OCTOBER 31, 2004
                                                      ---------------------------------------
                                                                                  WEIGHTED
                                                       GROSS                       AVERAGE
                                                      CARRYING   ACCUMULATED    AMORTIZATION
                                                       AMOUNT    AMORTIZATION      PERIOD
                                                      --------   ------------   -------------
Patents and trademarks..............................   $1,253       $  447         14.3 years
Developed technology................................    1,102          369         10.0 years
Non-compete agreements..............................    1,050          641          9.7 years
                                                       ------       ------
  Total.............................................   $3,405       $1,457
                                                       ======       ======

     Amortization expense for the assets listed above was $427 and $286 in fiscal 2005 and 2004, respectively. The estimated amortization expense for each of the next five years is expected to be approximately $450 per year based on the current amortizable intangible assets owned by the Company.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

4.  SEGMENT INFORMATION (IN THOUSANDS):

     The Company's operations, which are presently based mainly in Minnesota and Dorado, Puerto Rico, are comprised of two segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each. The Company evaluates the performance of its business segments and allocates resources based upon their respective current or future earnings contribution to the consolidated earnings of the Company or based on the segment's strategic initiatives and product research and development efforts in process at that time. Operations that are not included in either of the operating segments are included in the category "corporate and other." The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, including the costs of operating a public company and the estimated time of management personnel in support of corporate activities. The Company's corporate assets, including cash, short-term investments and deferred income taxes, are included with the corporate and other segment.

                                                          FISCAL YEARS ENDED OCTOBER 31,
                                                          ------------------------------
                                                            2005       2004       2003
                                                          --------   --------   --------
Net revenue:
  Surgical business.....................................  $24,993    $26,787    $25,623
  Interventional business...............................   35,263     28,257     32,366
                                                          -------    -------    -------
     Total..............................................   60,256     55,044     57,989
Operating income (loss):
  Surgical business.....................................    1,152      4,756      6,034
  Interventional business...............................      892     (1,347)     2,717
  Corporate and other...................................   (2,008)    (1,852)    (1,403)
                                                          -------    -------    -------
     Total..............................................       36      1,557      7,348
Depreciation and amortization:
  Surgical business.....................................    1,212        861        714
  Interventional business...............................    2,058      1,802      1,473
                                                          -------    -------    -------
     Total..............................................    3,270      2,663      2,187
Capital expenditures:
  Surgical business.....................................      630      3,334      1,289
  Interventional business...............................    2,719      2,378      2,660
                                                          -------    -------    -------
     Total..............................................    3,349      5,712      3,949
Total assets:
  Surgical business.....................................   28,284     26,888     20,490
  Interventional business...............................   12,260     12,032     12,430
  Corporate and other...................................   46,419     46,805     47,925
                                                          -------    -------    -------
     Total..............................................  $86,963    $85,725    $80,845

     See Note 10 -- Major Customers and Net Revenue by Geographic Area, for additional information regarding concentrations.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

5.  INCOME TAXES (IN THOUSANDS):

     Provision (Benefit) for Income Taxes:

                                                              FOR THE FISCAL YEARS ENDED
                                                                      OCTOBER 31,
                                                              ---------------------------
                                                               2005      2004      2003
                                                              -------   ------   --------
Current:
Federal.....................................................   $ 355     $237     $2,247
State.......................................................      39       55        125
                                                               -----     ----     ------
                                                                 394      292      2,372
                                                               -----     ----     ------
Deferred:
Federal.....................................................    (262)     208         41
State.......................................................     (86)     115          3
                                                               -----     ----     ------
                                                                (348)     323         44
                                                               -----     ----     ------
Total.......................................................   $  46     $615     $2,416
                                                               =====     ====     ======

     Reconciliation of Effective Income Tax Rate:

                                                              FOR THE FISCAL YEARS ENDED
                                                                     OCTOBER 31,
                                                              --------------------------
                                                               2005     2004      2003
                                                              ------   -------   -------
Income before income taxes..................................  $ 929    $1,893    $7,389
                                                              -----    ------    ------
Statutory federal rate......................................    316       644     2,512
State taxes, net of federal benefit.........................     44        45       137
Permanent differences.......................................   (158)       65        45
Research and experimentation credits........................   (200)     (200)     (268)
Other, net..................................................     44        61       (10)
                                                              -----    ------    ------
Provision for income taxes..................................  $  46    $  615    $2,416
                                                              =====    ======    ======

                        SYNOVIS LIFE TECHNOLOGIES, INC.

     Components of Deferred Income Tax Assets (Liabilities):

                                                              AS OF OCTOBER 31,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
Inventory...................................................  $   436   $   400
Rate differential on foreign operations.....................      194       560
Other, net..................................................      134       128
                                                              -------   -------
  Net current deferred income tax assets....................      764     1,088
                                                              -------   -------
Depreciation................................................   (1,151)   (1,400)
Non-compete obligation......................................      181       193
Research and development credit carryforwards...............      426        --
Other, net..................................................      (11)      (20)
                                                              -------   -------
  Net long-term deferred income tax liabilities.............     (555)   (1,227)
                                                              -------   -------
Net deferred income tax assets (liabilities)................  $   209   $  (139)
                                                              =======   =======

     A tax benefit of $214, $958 and $557 related to the exercise of stock options was recorded to additional paid-in capital in fiscal 2005, 2004 and 2003, respectively. Research and development credit carryforwards expire from 2025 to 2026. Management expects to fully utilize remaining net deferred tax assets against future taxable income.

6.  COMMITMENTS AND CONTINGENCIES (IN THOUSANDS):

     Operating Leases: The Company is committed under non-cancelable operating leases for the rental of a majority of its office and production facilities. At October 31, 2005, the remaining terms on the leases range from one to five years. In addition to base rent charges, the Company also pays apportioned real estate taxes and common costs on its leased facilities. Total facilities rent expense, including real estate taxes and common costs, was $1,259, $1,172 and $760 for the years ended October 31, 2005, 2004 and 2003, respectively.

     As of October 31, 2005, future minimum lease payments, excluding real estate taxes and common costs, due under existing non-cancelable operating leases are as follows:

FISCAL YEARS ENDED OCTOBER 31,
------------------------------
2006........................................................  $1,058
2007........................................................   1,031
2008........................................................     817
2009........................................................     144
                                                              ------
                                                              $3,050
                                                              ======

     Royalties: The Company incurred royalty expense, primarily related to revenue from Peri-Strips, of approximately $544, $645 and $637 for the years ended October 31, 2005, 2004 and 2003, respectively, which is included in cost of revenue.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

     Other Commitments: The Company is obligated to pay an earnout to the sole selling shareholder of a previous acquisition up to a cumulative total of $1.35 million based on 5% of related product revenues through 2010 which will be recorded as additional goodwill. Such payments were approximately $112, $86 and $65 for the years ended October 31, 2005, 2004 and 2003, respectively. Cumulative payments made through October 31, 2005 total $326.

     Other Contingencies: Between June and August 2004, five lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota by individual shareholders who sought to represent a class of purchasers of the Company's common stock during the period from October 16, 2003 to May 18, 2004. The complaints generally alleged that the defendants violated the Securities Exchange Act of 1934 by issuing false or misleading statements about our business and prospects, which artificially inflated the price of the Company's securities. On August 25, 2005, the United States District Court for the District of Minnesota granted plaintiffs' motion to amend the consolidated complaint and granted the Company's motion to dismiss these consolidated lawsuits, with prejudice, after finding that the amended consolidated complaint failed to plead plaintiffs' claims with sufficient particularity, as required under the Private Securities Litigation Reform Act of 1995. Two related actions brought by individual shareholders who seek to represent the Company derivatively have also been filed in United States District Court for the District of Minnesota. Those lawsuits allege that certain officers and the Company's directors violated their fiduciary duties to the Company. On November 11, 2005, these related actions were voluntarily dismissed by the plaintiffs.

     In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the parties' distribution agreement. We have formally denied the distributor's claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. The Company is unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings and have not recorded a liability in our consolidated condensed balance sheet. As of October 31, 2005, the Company had accounts receivable of $449 from this distributor.

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

                        SYNOVIS LIFE TECHNOLOGIES, INC.

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

     Stock-Based Compensation: The Company has various stock award and stock option plans and an ESPP. Under the stock award and stock option plans, the Company is authorized to grant up to 2,363,112 shares of its common stock for issuance under these plans. At October 31, 2005, 83,477 shares remained available for grant under these plans. Under the ESPP, the Company is authorized to sell and issue up to 300,000 shares of its common stock to its employees. At October 31, 2005 a total of 47,652 shares remained available for issuance under the ESPP.

     On September 30, 2005, the Company's board of directors terminated the Company's 2004 Non-Employee Director Option Plan, thereby eliminating all future "formula-based" grants under that plan. Such "formula-based" grants would have provided pre-determined, automatic option grants as of certain dates prescribed in the 2004 director plan. The termination of the 2004 director plan does not affect vesting or exercise of previously granted options.

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

                        SYNOVIS LIFE TECHNOLOGIES, INC.

     Stock Options: The exercise price of each stock option generally equals 100% of the market price of the Company's stock on the date of grant and has a maximum term of up to 10 years. Certain options granted in fiscal 2005 were immediately vested, while other employee option grants generally vest ratably over one to five years and options granted to non-employee directors of the Company generally vest ratably over three years. A summary of the status of the Company's stock options for the years ended October 31 is as follows:

                                 2005                   2004                   2003
                          -------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                                     EXERCISE               EXERCISE               EXERCISE
                           SHARES     PRICE      SHARES      PRICE      SHARES      PRICE
                          --------   --------   ---------   --------   ---------   --------
Outstanding at beginning
  of year...............   842,061    $ 7.24    1,001,909    $ 6.00    1,272,826    $ 5.34
Granted.................   308,968     10.60      146,469     13.55      109,871     10.00
Exercised...............  (181,759)     5.28     (237,022)     5.28     (315,863)     4.55
Cancelled...............   (50,071)    11.24      (69,285)     9.33      (64,925)     6.99
                          --------    ------    ---------    ------    ---------    ------
Outstanding at end of
  year..................   919,199    $ 8.54      842,061    $ 7.24    1,001,909    $ 6.00
                          ========    ======    =========    ======    =========    ======
Options exercisable at
  end of year...........   821,199    $ 8.25      671,798    $ 6.69      777,109    $ 5.55
                          ========    ======    =========    ======    =========    ======

     The following table summarizes information about stock options outstanding at October 31, 2005:

                                                           WEIGHTED                    WEIGHTED
                                                            AVERAGE                     AVERAGE
                                               WEIGHTED    REMAINING                   EXERCISE
                                  NUMBER OF    AVERAGE    CONTRACTUAL    NUMBER OF     PRICE OF
                                   OPTIONS     EXERCISE      LIFE         OPTIONS     EXERCISABLE
RANGE OF PRICES                  OUTSTANDING    PRICE       (YEARS)     EXERCISABLE     OPTIONS
---------------                  -----------   --------   -----------   -----------   -----------
$ 2.00 - $ 4.63................    192,662      $ 4.04       1.76         192,662       $ 4.04
  5.00 -   8.25................    233,747        6.65       2.57         233,747         6.65
  8.27 -  10.49................    220,155        9.72       5.53         176,155         9.73
 10.75 -  10.92................    219,372       10.78       5.60         183,372        10.75
 11.50 -  25.07................     53,263       19.01       6.15          35,263        21.45
                                   -------      ------       ----         -------       ------
$ 2.00 - $25.07................    919,199      $ 8.54       4.04         821,199       $ 8.25
                                   =======      ======       ====         =======       ======

     Employee Stock Purchase Plan: The Company sponsors an Employee Stock Purchase Plan under which 300,000 shares of common stock were reserved for future issuance. The ESPP was established to enable employees of the Company to invest in Company stock through payroll deductions. Options are granted to employees to purchase shares of stock at a price that is the lower of 85% of the fair market value of the stock on the first or last day of each offering period. The ESPP was amended effective November 1, 2005 to change the purchase price to 95% of the fair market value of the stock on the last day of each offering period. There were 38,169, 41,040 and 34,435 shares purchased through the ESPP in fiscal 2005, 2004 and 2003, respectively.

                        SYNOVIS LIFE TECHNOLOGIES, INC.

8.  EARNINGS PER SHARE (IN THOUSANDS):

     The following table sets forth the computation of basic and diluted shares outstanding for the fiscal years ended October 31:

                                                           2005      2004      2003
                                                          -------   -------   -------
Numerator:
Net income..............................................  $   883   $ 1,278   $ 4,973
                                                          =======   =======   =======
Denominator:
Denominator for basic earnings per share -- weighted
  average common shares.................................   11,793    11,522     9,920
Effect of dilutive securities:
Shares associated with option plans.....................      205       464       654
                                                          -------   -------   -------
Dilutive potential common shares........................      205       464       654
                                                          -------   -------   -------
Denominator for diluted earnings per share -- weighted
  average common shares and dilutive potential common
  shares................................................   11,998    11,986    10,574
                                                          =======   =======   =======

     Stock options outstanding with exercise prices greater than the average market price of the Company's common stock totaled 238, 59 and zero options for fiscal years ended October 31, 2005, 2004 and 2003, respectively.

9.  EMPLOYEE BENEFIT PLANS (IN THOUSANDS):

     Salary Reduction Plans: The Company sponsors a salary reduction plan for all eligible U.S. employees who qualify under Section 401(k) of the Internal Revenue Code. Employees may contribute up to 100% of their annual compensation, subject to annual limitations. The Company also sponsors a salary reduction plan for all eligible Puerto Rican employees who qualify under Section 1165(e) of the Puerto Rican tax code. Employees may contribute up to 10% of their annual compensation, subject to annual limitations. At its discretion, the Company may make matching contributions equal to a percentage of the salary reduction or other discretionary amount for each plan. In fiscal 2005, 2004 and 2003, the Company made discretionary matching contributions to employee participants in the plan of $45, $48 and $43, respectively.

10.  MAJOR CUSTOMERS AND NET REVENUE BY GEOGRAPHIC AREA:

     Substantially all of the Company's international net revenues are negotiated, invoiced and paid in U.S. dollars. The following tables summarize significant customers and international net revenues by geographic area as of and for the years ended October 31:

                                                              2005   2004   2003
                                                              ----   ----   ----
Percent of Net Revenue by Significant Customers:
A. .........................................................  24%    24%    31%
B. .........................................................  18%    13%    10%
C. .........................................................   9%    11%    10%

                        SYNOVIS LIFE TECHNOLOGIES, INC.

                                                              2005   2004   2003
                                                              ----   ----   ----
Percent of Accounts Receivable by Significant Customers
A. .........................................................   9%    16%    18%
B. .........................................................  20%    13%    10%
C. .........................................................   4%     6%     9%

                                                              2005     2004     2003
                                                             ------   ------   ------
International Net Revenues by Geographic Area (in
  thousands):
Europe.....................................................  $3,584   $2,977   $3,113
Asia and Pacific region....................................   1,024    1,095      888
Canada.....................................................     445      431      418
Other......................................................     410      317      269
                                                             ------   ------   ------
Total......................................................  $5,463   $4,820   $4,688
                                                             ======   ======   ======
Percent of total net revenue...............................       9%       9%       8%

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

11.  QUARTERLY INFORMATION (IN THOUSANDS EXCEPT PER SHARE DATA):

                                                  FIRST    SECOND     THIRD    FOURTH
FISCAL 2005 (UNAUDITED)                          QUARTER   QUARTER   QUARTER   QUARTER
-----------------------                          -------   -------   -------   -------
Net revenue....................................  $13,423   $14,366   $15,636   $16,831
Gross margin...................................    5,227     5,400     5,440     5,753
Operating income (loss)........................      121      (152)       92       (25)
Net income.....................................      205        41       355       282
Basic earnings per share.......................     0.02      0.00      0.03      0.02
Diluted earnings per share.....................     0.02      0.00      0.03      0.02

FISCAL 2004 (UNAUDITED)
Net revenue....................................  $11,519   $13,743   $15,145   $14,637
Gross margin...................................    5,618     5,645     5,552     5,680
Operating income...............................      567       644       194       152
Net income.....................................      419       483       187       189
Basic earnings per share.......................     0.04      0.04      0.02      0.02
Diluted earnings per share.....................     0.03      0.04      0.02      0.02

     Quarterly calculations of net earnings per share are made independently during the fiscal year.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A -- CONTROLS AND PROCEDURES

     An evaluation was carried out, under the supervision of and with the participation of Synovis' management, including the chief executive officer ("CEO") and the chief financial officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

     The management of Synovis Life Technologies, Inc. is responsible for the integrity and objectivity of the accompanying financial statements and related information. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include amounts based on judgments and estimates by management.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The design, monitoring and revision of the system of internal accounting controls involves, among other things, management's judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the control system is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal accounting controls is periodically reviewed and modified in response to changing conditions. Designated Company employees regularly monitor the adequacy and effectiveness of internal accounting controls.

     In addition to the system of internal accounting controls, management maintains corporate policy guidelines that help monitor proper overall business conduct, possible conflicts of interest, compliance with laws and confidentiality of proprietary information. The guidelines are documented in the Synovis Code of Business Conduct and Ethics and are reviewed on a periodic basis with all employees of the Company.

     Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains control monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

     Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management concluded that the Company's system of internal control over financial reporting was effective as of October 31, 2005. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which is included herein.

     There was no change in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

AUDIT COMMITTEE OVERSIGHT

     The adequacy of our internal accounting controls, the accounting principles employed in our financial reporting and the scope of independent audits are reviewed by the Audit Committee of the Board of Directors, consisting solely of outside directors. The independent auditors meet with, and have confidential access to, the Audit Committee to discuss the results of their audit work.

ITEM 9B -- OTHER INFORMATION

     On August 1, 2005, the Company entered into an amendment of its lease with CSM Investors, Inc. relating to its lease of 65,000 square feet at 2575 University Ave. W., St. Paul, Minnesota. Pursuant to an adjustment clause in the lease, the amendment established the base rent for the facility at approximately $676,000 annually through December 31, 2006 and approximately $690,000 annually from January 1, 2007 through December 31, 2008. Prior to August 1, 2005, base rent for the facility was approximately $571,000 annually.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of the Registrant:

          The information under the captions "Election of Directors -- Information About Nominees" and "Election of
     Directors -- Other Information About Nominees" in the Registrant's 2006 Proxy Statement is incorporated herein by reference.

     (b) Executive Officers of the Registrant:

          Information concerning Executive Officers of the Company is included under the caption "Executive Officers" in Item 4A in this Report.

     (c) Compliance with Section 16(a) of the Exchange Act:

          The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2006 Proxy Statement is incorporated herein by reference.

     (d) Audit Committee and Audit Committee Financial Expert:

          The information under the caption "Membership and Role of the Audit Committee" in the Registrant's 2006 Proxy Statement is incorporated herein by reference.

     (e) Code of Ethics:

          We have adopted a Code of Ethics that applies to our Chief Executive Officer and all senior financial officers. A copy of the Code of Ethics has been filed as Exhibit 14.1 to this report on Form 10-K.

     (f) Policy for Nominees:

          The Company's policy for nominating Board candidates is discussed under the caption "Information About the Board and its Committees" in the Registrant's 2006 Proxy Statement. No material changes to the nominating process have occurred.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information under the captions "Principal Shareholders and Beneficial Ownership of Management" in the Registrant's 2006 Proxy Statement is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Equity Compensation Plan Information" in the Registrant's 2006 Proxy Statement is incorporated herein by reference.

     The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Registrant's 2006 Proxy Statement is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Relationships and Related Transactions" in the Registrant's 2006 Proxy Statement is incorporated herein by reference.

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

     (a) Audit Fees:

          The information under the caption "Fees of Independent
     Auditors -- Audit Fees" in the Registrant's 2006 Proxy Statement is incorporated herein by reference.

     (b) Audit-Related Fees:

          The information under the caption "Fees of Independent
     Auditors -- Audit-Related Fees" in the Registrant's 2006 Proxy Statement is incorporated herein by reference.

     (c) Tax Fees:

          The information under the caption "Fees of Independent Auditors -- Tax Fees" in the Registrant's 2006 Proxy Statement is incorporated herein by reference.

     (d) All Other Fees:

          The information under the caption "Fees of Independent Auditors -- All Other Fees" in the Registrant's 2006 Proxy Statement is incorporated herein by reference.

     (e) Fees of Independent Auditors -- Pre-Approval Policies:

          The information under the caption "Fees of Independent
     Auditors -- Pre-Approval Polices" in the Registrant's 2006 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 15 -- EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

     (a) List of documents filed as part of this Report:

     1) Financial Statements, Related Notes and Report of Independent Registered Public Accounting Firm:

       The following financial statements are included in this report on the pages indicated:

                                                                   PAGE
                                                                   -----
-    Reports of Deloitte & Touche LLP............................  32-33
-    Consolidated Statements of Income for the years ended
     October 31, 2005, 2004 and 2003.............................     34
-    Consolidated Balance Sheets as of October 31, 2005 and
     2004........................................................     35
-    Consolidated Statements of Shareholders' Equity for the
     years ended October 31, 2005, 2004 and 2003.................     36
-    Consolidated Statements of Cash Flows for the years ended
     October 31, 2005, 2004 and 2003.............................     37
-    Notes to Consolidated Financial Statements..................  38-52

     2) Financial Statement Schedule:

          The following financial statement schedule and Report of Independent Registered Public Accounting Firm thereon are included herein and should be read in conjunction with the Consolidated Financial Statements referred to above (page numbers refer to pages in this Report on Form 10-K):

                                                                    PAGE
                                                                    ----
-    Report of Independent Registered Public Accounting Firm on      58
     Schedule....................................................
-    Schedule II -- Valuation and Qualifying Accounts............    59

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

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report of Form 10-K pursuant to Item 15(c):

             A. 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended October 31, 1998 (File No. 0-13907)).

             B. Employee Stock Purchase Plan, as amended October 11, 2005 (filed herewith electronically).

             C. Form of Change in Control Agreement entered into between the Company and Karen Gilles Larson (incorporated by reference to Exhibit
        10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

             D. Form of Change in Control Agreement entered into between the Company and David A. Buche dated January 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1998 (File No. 0-13907)).

             E. Change in Control Agreement dated February 1, 1999 between the Company and Dr. B. Nicholas Oray (incorporated by reference to Exhibit
        10.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No. 0-13907)).

             F. Amendment to form of change in control agreement between the Company and each of Karen Gilles Larson, David A. Buche and Dr. B. Nicholas Oray (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000 (File No. 0-13907)).

             G. Change in control agreement dated November 1, 2000 between the Company and Mary Frick (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2001 (File No. 0-13907)).

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

             J. Severance agreement dated August 18, 2004 between the Company and Fariborz Boor Boor (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ending October 31, 2004 (File No. 0-13907)).

             K. Change in control agreement dated August 30, 2004 between the Company and Richard Kramp (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated September 3, 2004 (File No. 0-13907)).

             L. Summary of fiscal 2006 Non-Employee Director Cash Compensation (filed herewith electronically).

             M. Change in control agreement dated April 13, 2005 between the Company and Brett Reynolds (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K/A dated April 8, 2005 (File No. 0-13907)).

             N. Form of option amendment dated September 30, 2005 between the Company and each of Mark F. Palma and Sven A. Wehrwein regarding the termination of a portion of their stock option grants (filed herewith electronically).

             O. Summary of fiscal 2006 Named Executive Officer Compensation (filed herewith electronically).

     (b) Exhibits:

          The response to this portion of Item 15 is included as a separate section of this Report on Form 10-K on pages E-1 and E-2.

     (c) Financial Statement Schedule:

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Synovis Life Technologies, Inc.

     We have audited the consolidated financial statements of Synovis Life Technologies, Inc. and Subsidiaries (the "Company") as of October 31, 2005 and 2004, and for each of the three years in the period ended October 31, 2005, management's assessment of the effectiveness of the Company's internal control over financial reporting as of October 31, 2005, and the effectiveness of the Company's internal control over financial reporting as of October 31, 2005, and have issued our reports thereon dated December 19, 2005; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in
Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 19, 2005

                                  SCHEDULE II

                        SYNOVIS LIFE TECHNOLOGIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT   CHARGED TO                BALANCE AT
                                                    BEGINNING     COST AND                   END OF
DESCRIPTION                                         OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
-----------                                         ----------   ----------   ----------   ----------
Allowance for doubtful accounts:
Year ended October 31, 2005.......................   $159,000     $85,000      $32,000      $212,000
Year ended October 31, 2004.......................    155,000      31,000       27,000       159,000
Year ended October 31, 2003.......................    155,000      40,000       40,000       155,000

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

Dated: January 12, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 12, 2006 by the following persons on behalf of the registrant and in the capacities indicated.


             /s/ KAREN GILLES LARSON                  President, Chief Executive Officer and Director
 ------------------------------------------------
               Karen Gilles Larson


              /s/ BRETT A. REYNOLDS                  Vice President of Finance, Chief Financial Officer
 ------------------------------------------------                 and Corporate Secretary
                Brett A. Reynolds                       (Principal Financial and Accounting Officer)


              /s/ TIMOTHY M. SCANLAN                            Chairman, Board of Directors
 ------------------------------------------------
                Timothy M. Scanlan


                /s/ MARK F. PALMA                                         Director
 ------------------------------------------------
                  Mark F. Palma


              /s/ RICHARD W. PERKINS                                      Director
 ------------------------------------------------
                Richard W. Perkins


               /s/ WILLIAM G. KOBI                                        Director
 ------------------------------------------------
                 William G. Kobi


             /s/ EDWARD E. STRICKLAND                                     Director
 ------------------------------------------------
               Edward E. Strickland


               /s/ SVEN A. WEHRWEIN                                       Director
 ------------------------------------------------
                 Sven A. Wehrwein

                        SYNOVIS LIFE TECHNOLOGIES, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED OCTOBER 31, 2005


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

        4.3 Restated Articles of Incorporation of the Company, as amended (see Exhibit 3.1).

        4.4    Amendment to Restated Articles of Incorporation of the
               Company, as amended, dated March 20, 1997 (see Exhibit 3.2).

        4.5    Amended and Restated Bylaws of the Company (see Exhibit
               3.3).

        4.6    Amendment to Restated Articles of Incorporation, effective
               May 1, 2002 (see Exhibit 3.4).

       10.1 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company's Annual Report of Form 10-K for the year ended October 31, 1998 (File No.
               0-13907)).

       10.2    Employee Stock Purchase Plan, as amended October 11, 2005
               (filed herewith electronically).

       10.3 Form of Change in Control Agreement entered into between the Company and Karen Gilles Larson (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

       10.4 Form of Change in Control Agreement entered into between the Company and David A. Buche dated January 29, 1998
               (incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the period ended January
               31, 1998 (File No. 0-13907)).

       10.5 Change in Control Agreement dated February 1, 1999 between the Company and Dr. B. Nicholas Oray (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No.
               0-13907))

       10.6 Amendment to form of change in control agreement between the Company and each of Karen Gilles Larson, David A. Buche and
               B. Nicholas Oray (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000 (File No. 0-13907)).

       10.7 Change in control agreement dated November 1, 2000 between the Company and Mary Frick (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2001 (File No. 0-13907)).

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

       10.14 Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated August 1,
               2005 (filed herewith electronically).

       10.15   Amendment to Lease Agreement between Synovis Interventional
               Solutions, Inc. and Sentry Real Estate, Inc., dated October
               15, 2002 (incorporated by reference to Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the period ended
               January 31, 2003 (File No. 0-13907)).

       10.16 Change in control agreement dated August 30, 2004, between the Company and Richard Kramp (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated
               September 3, 2004 (File No. 0-13907)).

       10.17   Severance Agreement between the Company and Fariborz Boor
               Boor, dated August 18, 2004 (incorporated by reference to
               Exhibit 10.16 to the Company's Report on Form 10-K for the year ended October 31, 2004 (File No. 0-13907)).

       10.18 2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Report on Form
               10-Q for the period ended April 30, 2004 (File No.
               0-13907)).

       10.19   Summary of fiscal 2006 Non-Employee Director Cash
               Compensation (filed herewith electronically). 2005 (File No.
               0-13907)).

       10.20 Change in control agreement dated April 13, 2005, between the Company and Brett Reynolds (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K/A dated
               April 8, 2005 (File No. 0-13907)).

       10.21 Form of option amendment dated September 30, 2005 between the Company and each of Mark F. Palma and Sven A. Wehrwein regarding the termination of a portion of their stock option grants (filed herewith electronically).

       10.22   Summary of fiscal 2006 Named Executive Officer Compensation
               (filed herewith electronically).

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