Form 10-Q
period 2006-01-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2006-03-10
CIK 780127

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended January 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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
                        Telephone Number: (651) 796-7300

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer     Accelerated Filer  X  Non-accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes     No  X
                            ---    ---

On March 7, 2006, there were 11,964,534 shares of the registrant's common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
(in thousands, except per share data)

                                                     Three Months Ended
                                                         January 31,
                                                     ------------------
                                                        2006      2005
                                                      -------   -------
Net revenue                                           $13,279   $13,423
Cost of revenue                                         8,493     8,196
                                                      -------   -------
Gross margin                                            4,786     5,227

Operating expenses:
Selling, general and administrative                     5,197     4,162
Research and development                                  820       908
Other                                                      --        36
                                                      -------   -------
Operating expenses                                      6,017     5,106

Operating income (loss)                                (1,231)      121

Interest Income                                           278       185
                                                      -------   -------
Income before provision (benefit) for income taxes       (953)      306

Provision (benefit) for income taxes                     (381)      101
                                                      -------   -------
Net income (loss)                                     $  (572)  $   205
                                                      =======   =======

Earnings (loss) per share:

   Basic                                              $ (0.05)  $  0.02
                                                      =======   =======
   Diluted                                            $ (0.05)  $  0.02
                                                      =======   =======

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
AS OF JANUARY 31, 2006 AND OCTOBER 31, 2005
(in thousands, except share and per share data)

                                                                  January 31,   October 31,
                                                                      2006          2005
                                                                  -----------   -----------
ASSETS
Current assets:
Cash and cash equivalents                                           $ 6,135       $ 8,183
Short-term investments                                               37,159        36,274
Accounts receivable, net                                              7,512         8,019
Inventories                                                          10,737        10,500
Deferred income tax asset, net                                          826           764
Other current assets                                                  1,622         1,693
                                                                    -------       -------
   Total current assets                                              63,991        65,433

Property, plant and equipment, net                                   13,741        13,931
Goodwill, net                                                         5,369         5,335
Other intangible assets, net                                          2,150         2,264
                                                                    -------       -------
   Total assets                                                     $85,251       $86,963
                                                                    =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                    $ 1,885       $ 2,711
Accrued expenses                                                      3,471         3,355
                                                                    -------       -------
   Total current liabilities                                          5,356         6,066

Deferred income tax liability, net                                       25           555
                                                                    -------       -------
   Total liabilities                                                  5,381         6,621
                                                                    -------       -------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
   none issued or outstanding at January 31, 2006 and
   October 31, 2005                                                      --            --
Common stock: authorized 20,000,000 shares of $.01 par value;
   issued and outstanding, 11,938,788 at January 31, 2006 and
   11,933,628 at October 31, 2005                                       119           119
Additional paid-in capital                                           74,170        74,070
Retained earnings                                                     5,581         6,153
                                                                    -------       -------
   Total shareholders' equity                                        79,870        80,342
                                                                    -------       -------
   Total liabilities and shareholders' equity                       $85,251       $86,963
                                                                    =======       =======

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
(in thousands)

                                                         Three Months Ended
                                                             January 31,
                                                         ------------------
                                                           2006      2005
                                                         -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $  (572)  $    205

Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
Depreciation of property, plant and equipment                839        641
Amortization of intangible assets                            112         98
Stock-based compensation                                      60         --
Change in deferred taxes                                    (592)        --

Change in operating assets and liabilities:
Accounts receivable                                          507        777
Inventories                                                 (237)       321
Other current and non-current assets                         218         26
Accounts payable                                            (942)    (1,264)
Accrued expenses                                             116        191
                                                         -------   --------
Net cash (used in) provided by operating activities         (491)       995
                                                         -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                   (533)      (834)
Investments in patents and trademarks                          2        (43)
Purchases of short-term investments                       (4,136)   (33,546)
Proceeds from the maturity of short-term investments       3,104     27,000
Purchase of assets of Neuroregen, LLC                         --       (986)
Other                                                        (34)       (20)
                                                         -------   --------
Net cash used in investing activities                     (1,597)    (8,429)
                                                         -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans        40        204
Repayment of capital lease obligations                        --        (15)
                                                         -------   --------
Net cash provided by financing activities                     40        189
                                                         -------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (2,048)    (7,245)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           8,183     15,369
                                                         -------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 6,135   $  8,124
                                                         =======   ========

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements of Synovis Life Technologies, Inc. (Synovis or the Company) have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2005.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three months ended January 31, 2006 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2006.

All amounts included in the Notes to Consolidated Condensed Financial Statements are in thousands, except for share and per share data, and as specified otherwise.

(2) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                           January 31,   October 31,
                                               2006          2005
                                           -----------   -----------
Inventories consist of the following:
Finished goods .........................     $ 3,094       $ 3,006
Work in process ........................       4,350         4,651
Raw materials ..........................       3,293         2,843
                                             -------       -------
                                             $10,737       $10,500
                                             =======       =======

Cash Flow:

The Company had recorded $116 in accounts payable at January 31, 2006 related to equipment purchases made during the quarter then ended.

Contingency:

In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the parties' distribution agreement. We have formally denied the distributor's claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. The Company is unable to evaluate the likelihood of prevailing in this case at this early stage of the proceedings and have not recorded a liability in our consolidated condensed balance sheet. As of January 31, 2006, the Company had accounts receivable of $449 from this distributor.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

(3) GOODWILL AND OTHER INTANGIBLE ASSETS:

The following table summarizes the Company's amortized intangible assets:

                                  As of January 31,         As of October 31,
                                         2006                      2005
                               -----------------------   -----------------------
                                 Gross                     Gross
                               Carrying    Accumulated   Carrying    Accumulated
                                Amount    Amortization    Amount    Amortization
                               --------   ------------   --------   ------------
Amortized intangible assets:
   Patents and trademarks       $1,536       $  599       $1,546       $  572
   Developed technology          1,102          507        1,102          480
   Non-compete agreements        1,500          882        1,500          832
                                ------       ------       ------       ------
      Total                     $4,138       $1,988       $4,148       $1,884
                                ======       ======       ======       ======

Amortization expense was $112 for the three months ended January 31, 2006 and $98 for the three months ended January 31, 2005. The estimated amortization expense for each of the next five years is approximately $450 per year, based on the Company's present intangible assets.

The following is a summary of goodwill by business segment:

                      Interventional   Surgical
                        business       business    Total
                      --------------   --------   ------
Goodwill as of:
   January 31, 2006       $4,093        $1,276    $5,369
   October 31, 2005       $4,093        $1,242    $5,335

No impairment losses were incurred during the three months ended January 31, 2006.

(4) STOCK BASED COMPENSATION:

As of January 31, 2006, the Company did not have a shareholder approved stock-based compensation plan, as the Company's 1995 Stock Incentive Plan (the "1995 Plan") expired on December 18, 2005. On February 28, 2006, shareholders approved the Company's 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan permits the Company to grant incentive stock options, non-qualified stock options or share awards to eligible recipients for up to one million shares of its common stock, plus the number of shares subject to outstanding awards under the 1995 Plan as of its expiration which are subsequently cancelled or forfeited. The grant price of an option under the 2006 Plan may not be less than the fair market value of the common stock subject to the option. The term of any options granted under the 2006 Plan may not exceed seven years from the date of grant. No stock options or share awards have been granted under the 2006 Plan.

The Company also has an Employee Stock Purchase Plan ("ESPP"), which permits employees to purchase stock at 95% of the market price of its common stock at the end of each quarterly purchase period. No stock-based compensation expense for the ESPP is required to be recorded based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Shared-Based Payment ("SFAS No. 123R").

Prior to November 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. No stock-based compensation expense was recognized in our statements of operations prior to fiscal 2006 for stock option awards, as the exercise price was equal to the market price of our stock on the date of grant. In addition, we did not recognize any stock-based compensation expense for our ESPP.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

On November, 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, requiring the Company to recognize expense related to the fair value of our stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Under this transition method, stock-based compensation expense for the three months ended January 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company recognized compensation expense for stock options on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense included in our statement of operations for the three months ended January 31, 2006, was $60 ($38, net of tax). In accordance with the modified prospective transition method of SFAS No. 123R, financial results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the three months ended January 31, 2005:

                                                              Three Months Ended
                                                               January 31, 2005
                                                              ------------------
Net income, as reported                                              $ 205
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                          182
                                                                     -----
Net income, pro forma                                                $  23
                                                                     =====
Basic earnings per share:
   As reported                                                       $0.02
                                                                     =====
   Pro forma                                                         $0.00
                                                                     =====
Diluted earnings per share:
   As reported                                                       $0.02
                                                                     =====
   Pro forma                                                         $0.00
                                                                     =====

For purposes of this pro forma disclosure, the value of the stock-based compensation was amortized to expense on a straight-line basis over the period it was vested or earned.

The Black-Scholes option valuation assumptions used in the pro forma disclosure under SFAS No. 123 for the quarter ended January 31, 2005 were as follows:

                                     Three Months Ended
                                      January 31, 2005
                                     ------------------
Risk-free rate (1)                          3.8%
Expected dividend yield                     None
Expected stock volatility (2)                78%
Expected life of stock options (3)        3.0 years
Fair value per option                   $5.54 - $7.13

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

     (1) Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

     (2)  Expected stock price volatility is based on historical experience.

     (3)  Expected life of stock options is based on historical experience.

The following table summarizes the stock option transactions for the three months ended January 31, 2006:

                                                          Weighted
                                             Weighted     Average
                                             Average     Remaining
                                             Exercise   Contractual   Aggregate
                                   Stock      Price       Term (in    Intrinsic
                                  Options   per Share      years)       Value
                                  -------   ---------   -----------   ---------
Outstanding on October 31, 2005   919,199     $8.54
   Granted                             --        --
   Exercised                       (1,500)    $4.63
   Forfeited/cancelled             (3,000)    $2.00
                                  -------     -----
Outstanding on January 31, 2006   914,699     $8.57         3.80        $2,054
                                  =======     =====         ====        ======
Exercisable on January 31, 2006   834,699     $8.34         3.39        $2,033
                                  =======     =====         ====        ======

The total intrinsic value of options exercised during the quarter ended January 31, 2006 was $8.

The Company estimated the fair values of its stock options using the Black-Scholes option-pricing model for all options granted prior to November 1, 2005. During the quarter ended January 31, 2006, the Company did not grant any stock options, and thus, has not used an option-pricing model. The Company is presently evaluating a stock-based compensation strategy for its employees and non-employee directors, as well as an option-pricing model the Company believes will most accurately estimate the fair value of options granted.

As of January 31, 2006, there was $134 of unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average period of 0.75 years.

(5) EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                   Three Months Ended
                                                      January 31,
                                                -----------------------
                                                   2006         2005
                                                ----------   ----------
Denominator for basic earnings per share -
weighted-average common shares..............    11,934,124   11,727,821
Shares associated with option plans.........            --      275,948
                                                ----------   ----------
Denominator for diluted earnings per share -
weighted-average common shares and dilutive
potential common shares.....................    11,934,124   12,003,769
                                                ==========   ==========

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Options excluded from EPS calculation because
   exercise prices are greater than the average
   market price of the Company's commonstock ......  352,956   95,628
                                                     =======   ======

For the three months ended January 31, 2006, none of the options outstanding were included in the computation of diluted earnings per share for the quarter because the Company incurred a net loss, and the inclusion of the options would have been anti-dilutive.

(6) SEGMENT INFORMATION:

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

The following table presents certain financial information by business segment for the three months ended January 31, 2006 and 2005:

                             Three Months Ended
                                 January 31,
                             ------------------
                               2006      2005
                             -------   --------
Net revenue:
   Surgical business         $ 6,161   $ 6,543
   Interventional business     7,118     6,880
                             -------   -------
      Consolidated           $13,279   $13,423
                             =======   =======

Operating income (loss):
   Surgical business         $  (306)  $   877
   Interventional business      (352)     (275)
   Corporate and other          (573)     (481)
                             -------   -------
      Consolidated           $(1,231)  $   121
                             =======   =======

(7) SHAREHOLDERS' EQUITY:

During the three months ended January 31, 2006, stock options for the purchase of 1,500 shares of the Company's common stock were exercised at a price of $4.63 per share. During the three months ended January 31, 2005, stock options for the purchase of 34,941 shares of the Company's common stock were exercised at prices between $2.59 and $10.07 per share.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

(8) SHORT-TERM INVESTMENTS:

Our short-term investments consist of high-grade, tax-exempt auction rate securities and municipal bonds. These investments, a portion of which have stated original maturities beyond one year, are classified as short-term based on their highly liquid nature. These securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. Our short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value due to their highly liquid nature. As of January 31, 2006 and October 31, 2005, there were no unrealized gains or losses associated with these investments. The Company had $37,159 and $36,274 in short-term investments as of January 31, 2006 and October 31, 2005, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The disclosures in this Form 10-Q include "forward-looking statements" made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "should", "could", "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, outcomes of clinical trials and regulatory submissions, the number of certain surgical procedures performed, the level of orders from contract manufacturing customers and the effectiveness of the company's plan to transition to a direct sales force, as well as other factors found in the Company's filings with the Securities and Exchange Commission, such as the "Risk Factors" section in Item 1A of the Annual Report on Form 10-K for the year ended October 31, 2005.

BUSINESS OVERVIEW

Synovis Life Technologies, Inc. is a diversified medical device company engaged in developing, manufacturing, marketing and selling products for the surgical and interventional treatment of disease. Our business is conducted in two operating segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each.

Our surgical business develops, manufactures, markets and sells implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, leading to better patient outcomes and/or lower costs.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2006 WITH
THE THREE MONTHS ENDED JANUARY 31, 2005 (IN THOUSANDS EXCEPT PER SHARE DATA)

The following table summarizes our condensed consolidated operating results for the first quarter of fiscal 2006 and fiscal 2005:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                                       For the quarter     For the quarter
                                            ended              ended
                                      January 31, 2006    January 31, 2005        Change
                                      ----------------    ----------------   ----------------
                                          $        %          $        %        $         %
                                       -------   -----     -------   -----   -------   ------
Net revenue                            $13,279   100.0%    $13,423   100.0%  $  (144)   (1.1%)
Cost of revenue                          8,493    64.0       8,196    61.1       297      3.6
                                       -------   -----     -------   -----   -------   ------
Gross margin                             4,786    36.0       5,227    38.9      (441)    (8.4)

Selling, general and administrative      5,197    39.1       4,162    31.0     1,035     24.9
Research and development                   820     6.2         908     6.8       (88)    (9.7)
Other                                       --     0.0          36     0.2       (36)  (100.0)
                                       -------   -----     -------   -----   -------   ------
Operating expenses                       6,017    45.3       5,106    38.0       911     17.8
                                       -------   -----     -------   -----   -------   ------
Operating income (loss)                $(1,231)   (9.3%)   $   121     0.9%  $(1,352)    n.m.
                                       =======   =====     =======   =====   =======   ======

The following table summarizes our condensed consolidated operating results by business segment for the first quarter of fiscal 2006 and fiscal 2005:

                              For the quarter
                             ended January 31,
                             -----------------
                               2006      2005
                             -------   -------
Net revenue
   Surgical business         $ 6,161   $ 6,543
   Interventional business     7,118     6,880
                             -------   -------
   Consolidated              $13,279   $13,423

Gross margin
   Surgical business         $ 3,358   $ 3,910
   Interventional business     1,428     1,317
                             -------   -------
   Consolidated              $ 4,786   $ 5,227

Gross margin percentage
   Surgical business              55%       60%
   Interventional business        20%       19%
   Consolidated                   36%       39%

Operating (loss) income
   Surgical business         $  (306)  $   877
   Interventional business      (352)     (275)
   Corporate and other          (573)     (481)
                             -------   -------
   Consolidated              $(1,231)  $   121

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our interventional business net revenue by market:

                            For the quarter
                                 ended
                              January 31,
                            ---------------
                             2006     2005
                            ------   ------
Cardiac rhythm management   $5,182   $5,100
Other                        1,936    1,780
                            ------   ------
   Total                    $7,118   $6,880

The following table summarizes our interventional business net revenue by product group:

                                     For the quarter
                                          ended
                                       January 31,
                                     ---------------
                                      2006     2005
                                     ------   ------
Coils and helices                    $3,777   $3,438
Stylets and other wireforms           2,008    2,329
Machining, molding and tool making      955      873
Other                                   378      240
                                     ------   ------
   Total                             $7,118   $6,880

Interventional business net revenue increased 3% to $7,118 in the first quarter of fiscal 2006 from $6,880 in the first quarter of fiscal 2005. The revenue increase is primarily due to increased unit volumes. Sales to our interventional businesses' three largest customers collectively accounted for 78% and 81% of revenue in the first quarter of fiscal 2006 and 2005, respectively. However, interventional business revenue for the first quarter of fiscal 2006 reflects a shift among our top two customers when compared to the prior-year quarter.

Our surgical business generated net revenue of $6,161 in the first quarter of fiscal 2006, a 6% decrease from $6,543 in the year-ago quarter. The following table summarizes our surgical business net revenue by product group:

                             For the quarter
                                  ended
                               January 31,
                             ---------------
                              2006     2005
                             ------   ------
Peri-Strips                  $2,032   $2,713
Other biomaterial products    2,442    2,204
Devices for microsurgery        882      640
Surgical tools and other        805      986
                             ------   ------
   Total                     $6,161   $6,543

The decrease in surgical business net revenue in the first quarter of fiscal 2006 compared to the prior-year quarter is due to a decrease in worldwide unit volumes sold, primarily of Peri-Strips, which resulted in 10% lower revenue. Partially offsetting the unit volume decrease was a pricing benefit due to our ongoing transition to a direct sales force, which increased surgical business revenue by 4%.

We believe that sales force effectiveness has impacted our unit sales volumes. In September 2005, we announced that our surgical business would transition to a direct sales force in the U.S. market for all products except devices for microsurgery. We believe a direct sales force is our best avenue for realizing the revenue potential for both our current and future market opportunities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The transition to a direct sales force is being implemented in phases and is expected to be completed in early fiscal 2007. We are focusing on managing the sales transition for our customers, as well as the hiring our direct sales force. As of February 28, 2006, we have hired 22 of the expected 25 direct sales representatives. Additionally, the status of our domestic market conversion in terms of U.S. population coverage was as follows:

Direct Sales Representatives Exclusively   28%
Independent Sales Representatives          53%
Stocking Distribution                      19%

Stocking distributors purchase product from us at a discount to hospital list prices, and commission paid to independent sales representatives is netted with the related revenue. As a part of the sales transition process, our direct sales force has been hired in a majority of the stocking distribution and independent sales representative territories, and is working in conjunction with existing distribution on the sales transition.

Worldwide net revenue from Peri-Strips, which includes revenue from our Peri-Strips Dry with Veritas Collagen Matrix ("PSD Veritas"), was $2,032 in the first quarter of fiscal 2006, a decrease of 25% from $2,713 in the first quarter of fiscal 2005. PSD Veritas incorporates our Veritas remodelable tissue platform, which becomes the histological equivalent of the host tissue over time. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery. Along with sales force effectiveness, we believe competing buttressing products and patient perception of gastric bypass as a safe, effective treatment option have influenced our sales volumes.

Worldwide Peri-Strips unit volumes decreased 31% in the first quarter of fiscal 2006 compared to the prior-year period, but were relatively consistent with each of the last three quarters of fiscal 2005. In addition, our transition to a direct sales force affected revenue as a significant stocking distributor reduced their inventory levels in the first quarter of the current year, as they transitioned to an independent sales representative territory effective February 2006.

Revenue from Other biomaterial products increased 10% to $2,442 in the first quarter of fiscal 2006. As domestic units sold were essentially flat with the prior-year quarter, the increase was primarily driven by increased unit sales internationally of many of our Tissue-Guard products, which increased 47% in the first quarter of fiscal 2006. We believe this increase is primarily due to incremental purchases by our international distributors in advance of a price increase for many of these products effective February 2006.

Revenue from Devices for microsurgery was $882 in the first quarter of fiscal 2006, an increase of $242 or 38% from $640 in the year-ago quarter. Driving this increase were increased Coupler sales, including sales of our newly released 3.5mm and 4.0mm Coupler sizes, as well as increased revenue from our Varioscope and Neurotube product lines. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.

Our Surgical tools and other product line decreased $181 or 18% to $805 in the first quarter of fiscal 2006, primarily due to our fiscal 2005 discontinuation of the Biograft product line, which became cost prohibitive to manufacture due to new regulatory requirements. Revenue from Biograft in the first quarter of fiscal 2005 totaled $226.

Our consolidated gross margin decreased three percentage points to 36% in the first quarter of fiscal 2006 from 39% during the first quarter of fiscal 2005. The decreased consolidated gross margin percentage is comprised of the following:

     - Approximately 2.5 percentage points of the decrease is due to a lower gross margin within our surgical business.

     - Approximately 1.0 percentage point is due to the impact of business unit mix weighted more

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

          heavily to our interventional business, which operates at a lower gross margin percentage than our surgical business.

     - Offsetting the above decreases, approximately 0.5 percentage point of benefit is due to a higher gross margin within our interventional business.

Gross margin in the interventional business increased one percentage point in the first quarter of fiscal 2006 compared to the prior-year quarter, from 19% to 20%. The increased margin was primarily attributable to product mix.

In our surgical business, the gross margin decreased five percentage points in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, from 60% to 55%, due to a number of factors:

     - Lower production volumes, thereby resulting in higher overhead rates, lower utilization of manufacturing resources and higher scrap rates, decreased the gross margin by approximately 4.0 percentage points.

     - Geographic sales mix - International sales were a higher percent of worldwide sales in the first quarter of fiscal 2006, decreased the margin by about 1.5 percentage points. As international sales have a lower average sales price, this shift towards stronger international sales adversely affects gross margin percent.

     - Partially offsetting the decrease, we had approximately a 1.0 percentage point benefit to the gross margin due to higher selling prices of certain of our products resulting from our ongoing transition to a direct sales force.

Factors which affect the consolidated gross margin include the relative revenue of each business segment, product mix within each business segment, volume, product acquisitions and disposals, and other production activities. Accordingly, our consolidated gross margin may fluctuate from period to period based on variations in these factors.

In fiscal 2006, we expect to incur significantly greater selling, general and administrative ("SG&A") expense within our surgical business compared to fiscal 2005 due to two strategic initiatives. First, the transition to a direct sales force in our domestic markets is expected to result in approximately $4,000 in incremental expense in fiscal 2006. Second, we have undertaken a clinical market evaluation utilizing our Veritas PSD circular stapler buttress in colorectal procedures. The colorectal evaluation could add approximately $1,300 in incremental expense in fiscal 2006.

SG&A expense during the first quarter of fiscal 2006 was $5,197, an increase of $1,035 or 25% as compared to $4,162 in the first quarter of fiscal 2005. As a percentage of net revenue, SG&A expense was 39% in the first quarter of fiscal 2006 as compared to 31% in the prior year quarter. The increase was primarily related to incremental costs of $735 associated with the two strategic initiatives within our surgical business. Approximately $630 of the increase was due to increased selling costs related to our transition to a direct sales force. These costs include the hiring and training of our sales force, as well as their compensation and business related expenses. $105 of the increase was related to our colorectal clinical market evaluation using Veritas PSD. In addition, we incurred costs of $60 related to the expensing of stock-based compensation in the first quarter of fiscal 2006.

Research and development ("R&D") expense decreased 10% during the first quarter of fiscal 2006 to $820 from $908 during the prior-year quarter. This decrease was due to the timing and nature of various surgical device projects, partially offset by increased R&D spending within our interventional business. In both business units R&D expense fluctuates from quarter to quarter based on the timing and progress through external parties of the projects, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

We recorded an operating loss of $1,231 in the first quarter of fiscal 2006, as compared to operating income of $121 in the first quarter of fiscal 2005. Interest income increased to $278 in the first quarter of fiscal 2006 compared with $185 in the first quarter of fiscal 2005, primarily due to higher investment yields in the current-year period.

We recorded a benefit from income taxes of $381 in the first quarter of fiscal 2006, at an effective tax rate of 40%, as compared to a provision for income taxes of $101 at an effective tax rate of 33% in the first quarter of fiscal 2005. Our effective tax rate in fiscal 2006 is expected to be highly sensitive to the level of tax-exempt interest income, R&D credits and other permanent items relative to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,135 at January 31, 2006 as compared to $8,183 at October 31, 2005, a decrease of $2,048. The decrease in cash was primarily related to net purchases of $1,032 of short-term investments during the first three months of fiscal 2006.

Operating activities used cash of $491 in the first three months of fiscal 2006, as compared to providing cash of $995 during the first three months of fiscal 2005. The use of operating cash in the first quarter of fiscal 2006 is primarily due to our net loss of $572 and working capital needs of $338. Accounts receivable provided cash of $507, primarily as a result of a decrease of receivables within our interventional business. Accrued expenses and accounts payable decreased by a net of $826 due to timing of various payments. Depreciation and amortization increased $212 to $951 in the current-year quarter, due primarily to tooling acquisitions within our surgical business.

Investing activities used $1,597 of cash during the first three months of fiscal 2006 compared to $8,429 in the prior-year period. In fiscal 2006, we recorded net purchases of $1,032 in short-term investments, as compared to $6,546 in the prior-year period. We also recorded $533 in purchases of property, plant and equipment, a decrease from $834 in the first quarter of fiscal 2005. In fiscal 2005, we also used $986 of cash for the purchase of substantially all of the operating assets of Neuroregen, LLC. In fiscal 2006, we may spend up to $4,500 for investments in capital assets necessary to support our expected future growth.

Financing activities provided $40 of cash during the first three months of fiscal 2006, all of which are proceeds from stock-based compensation plans. Financing activities provided cash of $189 in the prior-year quarter.

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

CRITICAL ACCOUNTING POLICIES

Short-term Investments: Our short-term investments consist of high-grade, tax-exempt auction rate securities and municipal bonds. These investments, a portion of which have original maturities beyond one year, are classified as short-term based on their highly liquid nature. These securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. Our short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value due to their highly liquid nature. See Note 8 to the unaudited condensed financial statements for additional short-term investment information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Goodwill: In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles Assets, goodwill is not amortized but is reviewed annually for impairment at the end of each fiscal year. See Note 3 to the unaudited consolidated condensed financial statements for additional goodwill information.

Other Intangible Assets: Our other intangible assets, primarily developed technology, patents, trademarks, and non-compete agreements pertaining to previous business acquisitions, are recorded at cost and are amortized using the straight-line method over their estimated useful lives, generally three to 17 years. These assets are reviewed for impairment whenever events or changes indicate that the carrying amount of the asset may not be recoverable. See Note 3 to the unaudited consolidated condensed financial statements for additional intangible asset information.

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

Inventories: Inventories, which are comprised of component parts, subassemblies and finished goods, are valued at the lower of first-in, first-out cost or market. Overhead costs are applied to sub-assemblies and finished goods based on annual estimates of production volumes and such costs. These estimates are reviewed and assessed for reasonableness on a quarterly basis and adjusted if so needed. The estimated value of excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value is established by us on a quarterly basis through review of inventory on hand and assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration.

Derivative Instruments and Hedging Activities: We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.

NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs ("SFAS 151"). This statement amends Chapter 4 of ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as requiring that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 on November 1, 2005, which had no effect on its consolidated operating results and financial condition.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment ("SFAS 123R"). SFAS No. 123R revises SFAS No. 123 and requires entities to recognize compensation expense for all share-based payment transactions in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123R requires a company to record compensation expense for all awards granted after the date of adoption of SFAS No. 123R and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123R is effective for the Company as of November 1, 2005. As of November 1, 2005, only options held by non-employee directors remained unvested and $60 of compensation expense related to the unvested portion of these options was recorded in the quarter ended January 31, 2006.

ADDITIONAL INFORMATION ON SYNOVIS

We are currently subject to the informational requirements of the Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

reports, proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding Synovis, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC's public reference room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC's website. The address of this website is http://www.sec.gov.

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

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting during the fiscal quarter covered by this report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the parties' distribution agreement. We have formally denied the distributor's claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. The Company is unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings and have not recorded a liability in our consolidated condensed balance sheet. As of January 31, 2006, the Company had accounts receivable of $449 from this distributor.

ITEM 1A. RISK FACTORS

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                           SYNOVIS LIFE TECHNOLOGIES, INC.


Dated: March 10, 2006                      /s/ Brett Reynolds
                                           -------------------------------------
                                           Brett Reynolds
                                           Vice President of Finance,
                                           Chief Financial Officer and
                                           Corporate Secretary
                                           (Principal Financial Officer)

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