Form 10-Q
period 2006-04-30
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2006-06-09
CIK 780127

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For quarterly period ended April 30, 2006
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ___ to ____

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

On June 7, 2006, there were 12,042,467 shares of the registrant's common stock, par value $.01 per share, outstanding.


================================================================================

--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS


SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS  (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2006 AND 2005
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
                                                                   Three Months Ended                  Six Months Ended
                                                                        April 30,                          April 30,
                                                                  2006             2005             2006              2005
                                                             ---------------   -------------    --------------    -------------


Net revenue                                                        $ 14,922        $ 14,366          $ 28,201         $ 27,789
Cost of revenue                                                       9,521           8,966            18,014           17,162
                                                             ---------------   -------------    -------------------------------
Gross margin                                                          5,401           5,400            10,187           10,627

Operating expenses:
Selling, general and administrative                                   5,833           4,238            11,030            8,400
Research and development                                                818           1,264             1,638            2,172
Other                                                                     -              50                 -               86
                                                             ---------------   -------------    -------------------------------
Operating expenses                                                    6,651           5,552            12,668           10,658

Operating loss                                                       (1,250)           (152)           (2,481)             (31)

Interest income, net                                                    300             197               578              382
                                                             ---------------   -------------    -------------------------------

Income (loss) before provision (benefit) for income taxes              (950)             45            (1,903)             351

Provision (benefit) for income taxes                                   (475)              4              (856)             105
                                                             ---------------   -------------    -------------------------------

Net income (loss)                                                  $   (475)       $     41          $ (1,047)        $    246
                                                             ===============   =============    ===============================

Earnings (loss) per share:
        Basic                                                      $  (0.04)       $      -          $  (0.09)        $   0.02
                                                             ===============   =============    ==============    =============
        Diluted                                                    $  (0.04)       $      -          $  (0.09)        $   0.02
                                                             ===============   =============    ==============    =============


      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

PART I.  FINANCIAL INFORMATION
SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS  (UNAUDITED)
AS OF APRIL 30, 2006 AND OCTOBER 31, 2005
==================================================================================================================
(in thousands, except share and per share data)
                                                                                  April 30,         October 31,
                                                                                    2006                2005
                                                                               ----------------    ---------------
ASSETS
Current assets:
Cash and cash equivalents                                                             $  6,270           $  8,183
Short-term investments                                                                  37,518             36,128
Accounts receivable, net                                                                 8,735              8,019
Inventories                                                                              9,718             10,500
Deferred income taxes                                                                      801                764
Other current assets                                                                     1,490              1,839
                                                                               ----------------    ---------------
    Total current assets                                                                64,532             65,433

Property, plant and equipment, net                                                      13,140             13,931
Goodwill, net                                                                            5,399              5,335
Other intangible assets, net                                                             2,124              2,264
Deferred income taxes                                                                      493                  -
                                                                               ----------------    ---------------
    Total assets                                                                      $ 85,688           $ 86,963
                                                                               ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                      $  2,565           $  2,711
Accrued expenses                                                                         3,428              3,355
                                                                               ----------------    ---------------
    Total current liabilities                                                            5,993              6,066

Deferred income taxes                                                                        -                555
                                                                               ----------------    ---------------
    Total liabilities                                                                    5,993              6,621
                                                                               ----------------    ---------------

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
    none issued or outstanding at April 30, 2006 and
    October 31, 2005                                                                         -                  -
Common stock: authorized 20,000,000 shares of $.01 par value;
    issued and outstanding, 11,992,367 at April 30, 2006 and
    11,933,628 at October 31, 2005                                                         120                119
Additional paid-in capital                                                              74,469             74,070
Retained earnings                                                                        5,106              6,153
                                                                               ----------------    ---------------
    Total shareholders' equity                                                          79,695             80,342
                                                                               ----------------    ---------------
    Total liabilities and shareholders' equity                                        $ 85,688           $ 86,963
                                                                               ================    ===============


      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

PART I.  FINANCIAL INFORMATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)
FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005
======================================================================================================================
(in thousands)
                                                                                              Six Months Ended
                                                                                                   April 30,
                                                                                            2006             2005
                                                                                        -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                           $ (1,047)        $    246

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment                                                  1,701            1,368
Amortization of intangible assets                                                                224              206
Stock-based compensation                                                                         101                -
Change in deferred taxes                                                                      (1,085)               -
Loss on disposal of manufacturing equipment                                                        -              174

Change in operating assets and liabilities:
Accounts receivable                                                                             (716)             (13)
Inventories                                                                                      782            1,186
Other current and non-current assets                                                             349               52
Accounts payable                                                                                (246)          (1,360)
Accrued expenses                                                                                  73              167
                                                                                        -------------    -------------

Net cash provided by operating activities                                                        136            2,026
                                                                                        -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds upon disposition of manufacturing equipment                                              46                -
Purchase of property, plant and equipment                                                       (856)          (1,887)
Investments in patents and trademarks                                                            (84)             (83)
Purchases of short-term investments                                                           (9,024)         (57,479)
Proceeds from the maturity of short-term investments                                           7,634           48,350
Purchase of assets of Neuroregen, LLC                                                              -             (986)
Other                                                                                            (64)             (43)
                                                                                        -------------    -------------

Net cash used in investing activities                                                         (2,348)         (12,128)
                                                                                        -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans                                           299              503
Repayment of capital lease obligations                                                             -              (25)
                                                                                        -------------    -------------

Net cash provided by financing activities                                                        299              478
                                                                                        -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (1,913)          (9,624)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               8,183           15,369
                                                                                        -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  6,270         $  5,745
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

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and six months ended April 30, 2006 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2006.

All amounts included in the Notes to Consolidated Condensed Financial Statements are in thousands, except for share and per share data, and as specified otherwise.

(2)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                                                   April 30,       October 31,
                                                                                     2006             2005
                                                                                     ----             ----
Inventories consist of the following:

Finished goods.................................................................    $  2,988          $  3,006
Work in process................................................................       4,227             4,651
Raw materials..................................................................       2,503             2,843
                                                                                   --------          --------
                                                                                   $  9,718          $ 10,500
                                                                                   ========          ========

Cash Flow:
The Company has recorded $100 in accounts payable at April 30, 2006 related to equipment purchases made during the quarter then ended.

Contingency:
In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the parties' distribution agreement. The Company has formally disputed the distributor's claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. The arbitration for this matter is currently scheduled for October 2006. The Company is unable to evaluate the likelihood of prevailing in this case at this early stage of the proceedings and has not recorded a liability in the consolidated condensed balance sheet. As of April 30, 2006, the Company had accounts receivable of $449 from this distributor.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


(3)      GOODWILL AND OTHER INTANGIBLE ASSETS:

The following table summarizes the Company's amortized intangible assets:

                                       As of April 30,                                   As of October 31,
                                            2006                                               2005
                                            ----                                               ----

                               Gross Carrying     Accumulated                      Gross Carrying   Accumulated
                                  Amount          Amortization                         Amount       Amortization
                                  ------          ------------                         ------       ------------
Amortized intangible assets:
     Patents and trademarks    $      1,622       $       634                       $      1,546    $       572
     Developed technology             1,102               535                              1,102            480
     Non-compete agreements           1,500               931                              1,500            832
                               ------------       -----------                       ------------    -----------
         Total                 $      4,224       $     2,100                       $      4,148    $     1,884
                               ============       ===========                       ============    ===========


Amortization expense was $224 for the six months ended April 30, 2006 and $206 for the six months ended April 30, 2005. The estimated amortization expense for each of the next five years is approximately $450 per year, based on the Company's present intangible assets.

The following is a summary of goodwill by business segment:

                                           Interventional business           Surgical business                     Total
                                           -----------------------           -----------------                     -----
Goodwill as of:
     April 30, 2006                             $      4,093                    $    1,306                      $     5,399
     October 31, 2005                           $      4,093                    $    1,242                      $     5,335

No impairment losses were incurred during the six months ended April 30, 2006.


(4)      STOCK-BASED COMPENSATION:

On February 28, 2006, shareholders approved the Company's 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan permits the Company to grant incentive stock options, non-qualified stock options or share awards to eligible recipients for up to one million shares of its common stock, plus the number of shares subject to outstanding awards under the 1995 Plan as of its expiration which are subsequently cancelled or forfeited. The grant price of an option under the 2006 Plan may not be less than the fair market value of the common stock subject to the option as of the grant date. The term of any options granted under the 2006 Plan may not exceed seven years from the date of grant. As of April 30, 2006, no stock options or share awards have been granted under the 2006 Plan.

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

Prior to November 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. No stock-based compensation expense was recognized in the Company's statements of operations prior to fiscal 2006 for stock option awards, as the exercise price was equal to the market price of the Company's stock on the date of grant. In addition, the Company did not recognize any stock-based compensation expense for its ESPP.

On November, 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, requiring the Company to recognize expense related to the fair value of our stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Under this transition method,

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


stock-based compensation expense for the three and six months ended April 30, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company recognized compensation expense for stock options on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense included in our statement of operations for the three and six months ended April 30, 2006, was $41 ($26, net of tax) and $101 ($64, net of tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123R, financial results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                                      Three Months Ended     Six Months Ended
                                                                          April 30,              April 30,
                                                                             2005                  2005
                                                                             ----                  ----

Net income, as reported                                                   $          41       $           246

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                                                 212                   404
                                                                          -------------       ---------------

Net loss, pro forma                                                       $        (171)      $          (158)
                                                                          =============       ===============
Basic earnings (loss) per share:

     As reported                                                          $        0.00       $          0.02
                                                                          =============       ===============

     Pro forma                                                            $       (0.01)      $         (0.01)
                                                                          =============       ===============
Diluted earnings (loss) per share:

     As reported                                                          $        0.00       $          0.02
                                                                          =============       ===============

     Pro forma                                                            $       (0.01)      $         (0.01)
                                                                          =============       ===============


For purposes of this pro forma disclosure, the value of the stock-based compensation was amortized to expense on a straight-line basis over the period it vested.

The Black-Scholes option valuation weighted average assumptions used in the pro forma disclosure under SFAS No. 123 for the six months ended April 30, 2005 were as follows:


               Risk-free rate (1)                                 3.8%
               Expected dividend yield                            None
               Expected stock volatility (2)                      74%
               Expected life of stock options (3)              3.0 years
               Fair value per option                         $5.54 - $7.13

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

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


The following table summarizes the stock option transactions:

                                                                          Weighted
                                                           Weighted        Average
                                                            Average       Remaining
                                                           Exercise      Contractual
                                         Stock               Price        Term (in              Aggregate
                                        Options            per Share        years)           Intrinsic Value
                                        -------           ----------     -----------         ---------------
Outstanding on October 31, 2005         919,199             $ 8.54
         Granted                              -                 -
         Exercised                      (51,265)            $ 4.47
         Forfeited/cancelled            (24,644)            $ 9.07
                                       --------             ------
Outstanding on April 30, 2006           843,290             $ 8.77           3.68               $  1,697
                                       ========             ======           ====               ========

Exercisable on April 30, 2006           790,290             $ 8.63           3.40               $  1,688
                                       ========             ======           ====               ========

The total intrinsic value of options exercised during the six months ended April 30, 2006 was $274.

The Company estimated the fair values of its stock options using the Black-Scholes option-pricing model for all options granted prior to November 1, 2005. During the six months ended April 30, 2006, the Company did not grant any stock options, and thus, has not used an option-pricing model. The Company is presently evaluating a stock-based compensation strategy for its employees and non-employee directors, as well as an option-pricing model the Company believes will most accurately estimate the fair value of options granted.

As of April 30, 2006, there was $93 of unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average period of six months.


(5)      EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:


                                                              Three Months Ended              Six Months Ended
                                                                   April 30,                      April 30,
                                                             2006             2005          2006             2005
                                                             ----             ----          ----             ----
Denominator for basic earnings per share --
weighted-average common shares...................         11,967,590       11,761,679    11,950,580       11,744,470

Shares associated with option plans..............                  -          244,317             -          259,707
                                                          ----------       ----------    ----------       ----------
Denominator for diluted earnings per share --
weighted-average common shares and dilutive
potential common shares..........................         11,967,590       12,005,996    11,950,580       12,004,177
                                                          ==========       ==========    ==========       ==========
Options excluded from EPS calculation because
exercise prices are greater than the average
market price of the Company's common stock.......            352,667          222,136       378,974          166,640
                                                          ==========       ==========    ==========       ==========

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


For the three and six months ended April 30, 2006, none of the options outstanding were included in the computation of diluted earnings per share for the quarter because the Company incurred a net loss, and the inclusion of the options would have been anti-dilutive.


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

The following table presents certain financial information by business segment:

                                                       Three Months Ended                 Six Months Ended
                                                            April 30,                         April 30,
                                                      2006            2005              2006            2005
                                                      ----            ----              ----            ----
Net revenue:
     Surgical business                              $  6,190        $  5,950         $ 12,351         $ 12,493
     Interventional business                           8,732           8,416           15,850           15,296
                                                    --------        --------         --------         --------
         Consolidated                               $ 14,922        $ 14,366         $ 28,201         $ 27,789
                                                    ========        ========         ========         ========

Operating income (loss):
     Surgical business                              $  (719)        $    212         $ (1,025)        $  1,089
     Interventional business                              4              169             (348)            (106)
     Corporate and other                               (535)            (533)          (1,108)          (1,014)
                                                    -------         --------         --------         --------
          Consolidated                               (1,250)            (152)          (2,481)             (31)
                                                    =======         ========         ========         ========


(7)      SHAREHOLDERS' EQUITY:

During the six months ended April 30, 2006, stock options for the purchase of 51,265 shares of the Company's common stock were exercised at prices between $2.69 and $8.25 per share. During the six months ended April 30, 2005, stock options for the purchase of 62,530 shares of the Company's common stock were exercised at prices between $2.59 and $10.07 per share.


(8)      SHORT-TERM INVESTMENTS:

The Company's short-term investments consist of high-grade, tax-exempt auction rate securities and municipal bonds. These investments, a portion of which have stated original maturities beyond one year, are classified as short-term based on their highly liquid nature. The securities which have original maturities beyond one year have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (UNAUDITED) - (CONTINUED)
--------------------------------------------------------------------------------


them through a Dutch auction process that occurs at pre-determined intervals of less than one year. The Company's short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value due to their highly liquid nature. As of April 30, 2006 and October 31, 2005, there were no unrealized gains or losses associated with these investments. The Company had $37,518 and $36,128 in short-term investments as of April 30, 2006 and October 31, 2005, respectively.


(9)      SUBSEQUENT EVENTS:

On June 1, 2006, the Company's board of directors declared a dividend distribution of one common stock purchase right for each outstanding share of the Company's common stock, payable to shareholders of record at the close of business on June 11, 2006. The description and terms of the rights are set forth in a Rights Agreement (the "Rights Agreement"), dated as of June 1, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent.

Upon certain acquisition events set forth in the Rights Agreement, each holder of a right other than certain "acquiring persons," will have the right to receive upon exercise for a purchase price equal to ten times the purchase price of the right, shares of Company common stock (or in certain circumstances, cash, property or other securities) having a market value equal to twenty times the purchase price.

The Rights Agreement is intended to extend protections similar to those provided by the Company's previous Rights Agreement dated as of June 12, 1996, which expires at the close of business on June 11, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Forward-Looking Statements:

The disclosures in this Form 10-Q include "forward-looking statements" made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "should", "could", "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, outcomes of clinical and market trials as well as regulatory submissions, the number of certain surgical procedures performed, the level of orders from contract manufacturing customers and the effectiveness of the company's transition to a domestic direct sales force in its surgical business, as well as other factors found in the Company's filings with the Securities and Exchange Commission, such as the "Risk Factors" section in Item 1A of the Annual Report on Form 10-K for the year ended October 31, 2005.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2006 WITH THE THREE MONTHS ENDED APRIL 30, 2005 ($ IN THOUSANDS EXCEPT PER SHARE DATA)

The following table summarizes our condensed consolidated operating results:

                                                 For the quarter ended       For the quarter ended
                                                    April 30, 2006              April 30, 2005                  Change
                                                   $               %           $               %           $              %
                                                   -               -           -               -           -              -

Net revenue                                    $ 14,922          100.0%    $ 14,366          100.0%      $    556         3.9%
Cost of revenue                                   9,521           63.8        8,966           62.4            555         6.2
                                                ----------------------     -----------------------       --------------------
Gross margin                                      5,401           36.2        5,400           37.6              1         0.0

Selling, general and administrative               5,833           39.1        4,238           29.5          1,595        37.6
Research and development                            818            5.5        1,264            8.8           (446)      (35.3)
Other                                                 -            0.0           50            0.3            (50)     (100.0)
                                                ----------------------     -----------------------       --------------------
Operating expenses                                6,651           44.6        5,552           38.6          1,099        19.8
                                                ----------------------     -----------------------       --------------------
Operating loss                                  $(1,250)          (8.4%)   $   (152)          (1.0%)     $ (1,098)       n.m.
                                                =======================    ========================      =====================


The following table summarizes our condensed consolidated operating results by business segment:

                                                                           For the quarter ended
                                                                                  April 30,
                                                                           2006             2005
                                                                           ----             ----
                           Net revenue
                                Surgical business                      $   6,190        $   5,950
                                Interventional business                    8,732            8,416
                                                                       ---------        ---------
                                Consolidated                           $  14,922        $  14,366

                           Gross margin
                                Surgical business                      $   3,649        $   3,582
                                Interventional business                    1,752            1,818
                                                                       ---------        ---------
                           Consolidated                                $   5,401        $   5,400

                           Gross margin percentage
                                Surgical business                             59%              60%
                                Interventional business                       20%              22%
                                Consolidated                                  36%              38%

                           Operating income (loss)
                                Surgical business                      $    (719)       $     212
                                Interventional business                        4              169
                                Corporate and other                         (535)            (533)
                                                                       ---------        ---------
                                Consolidated                           $  (1,250)       $    (152)

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

The following table summarizes our interventional business net revenue by market:

                                                                           For the quarter ended
                                                                                 April 30,
                                                                           2006             2005
                                                                           ----             ----
                           Cardiac rhythm management                     $   6,582       $   6,765
                           Other                                             2,150           1,651
                                                                         ---------       ---------
                                Total                                    $   8,732       $   8,416

The following table summarizes our interventional business net revenue by product group:

                                                                           For the quarter ended
                                                                                 April 30,
                                                                           2006             2005
                                                                           ----             ----
                           Coils and helices                             $   4,768       $   4,257
                           Stylets and other wireforms                       2,430           2,769
                           Machining, molding and tool making                1,051           1,060
                           Other                                               483             330
                                                                         ---------       ---------
                                Total                                    $   8,732       $   8,416

Interventional business net revenue increased 4% to $8,732 in the second quarter of fiscal 2006 from $8,416 in the second quarter of fiscal 2005. The revenue increase is primarily due to increased unit volumes and favorable product mix in the current quarter compared to the prior year. Sales to our interventional businesses' three largest customers collectively accounted for 78% and 81% of revenue in the second quarter of fiscal 2006 and 2005, respectively.

Our interventional business is indirectly affected by the market conditions and trends of the CRM market, and we are directly affected by the actions of our customers in response to this market. Revenue from our interventional businesses' CRM market decreased $183 or 3% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Offsetting this decrease, revenue from our interventional business' other markets increased $499 or 30% in the current year quarter, driven by increased unit sales in the neuro and vascular markets.

Recently, a significant customer of our interventional business launched a new ICD lead to the market, which may replace certain of their current ICD leads for which we supply the coils. Revenue from the coils related to the current ICD leads was approximately $2.2 million in the second quarter of fiscal 2006, and $4.4 million in the first six months of fiscal 2006. In June 2006, this customer provided us a revised purchase order reflecting significantly reduced quantities for these coils for our fiscal third quarter, and as such, it is reasonably likely that revenue from these coils could decrease materially in the last half of fiscal 2006. We are uncertain at this time as to the volume of coils, if any, the customer will procure from us for its new ICD lead. We continue to receive requests for quotes from this customer for new products and opportunities. However, if revenue from these coils does decrease materially in the second half of fiscal 2006, it is currently unknown if we would be able to offset the decrease in the short term with revenue from other opportunities, customers or markets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Our surgical business generated net revenue of $6,190 in the second quarter of fiscal 2006, a 4% increase from $5,950 in the year-ago quarter. The following table summarizes our surgical business net revenue by product group:

                                                                          For the quarter ended
                                                                                 April 30,
                                                                          2006              2005
                                                                          ----              ----
                  Peri-Strips(R)                                       $   2,062         $   2,170
                  Other biomaterial products                               2,321             2,078
                  Devices for microsurgery                                   836               640
                  Surgical tools and other                                   971             1,062
                                                                       ---------         ---------
                       Total                                           $   6,190         $   5,950

The surgical business is currently transitioning to a direct sales force in the U.S. market for all products except devices for microsurgery (the "transition"). As a result of the transition, we have higher average selling prices due to selling our products at hospital list price as opposed to previously selling to stocking distributors at a discount from list price. Offsetting the higher average selling prices are commissions paid to former stocking distributors now serving as independent sales representatives as part of their transition agreements. These commissions are paid on sales in their territories for a contracted period of time after they cease to be a stocking distributor. Most of our domestic distributors entered into this independent sales representative phase during the current quarter and will complete the phase during the third quarter of fiscal 2006. As a result of the phase out, commission expense increased to $487 in the second quarter from $129 in the year-ago period. Domestic commission expense will be eliminated when the transition to a direct sales force is completed.

As of May 31, 2006, we have hired 23 of the expected 25 direct sales representatives. Additionally, the status of our domestic market conversion in terms of U.S. population coverage was as follows:

    Direct Sales Representatives Exclusively                                 28%
    Independent Sales Representatives and Direct Sales Representatives       59%
    Stocking Distribution                                                    13%

The increase in surgical business net revenue in the second quarter of fiscal 2006 compared to the prior-year quarter was due to a net pricing benefit (hospital list price less commission expense) due to the transition, which increased surgical business revenue by approximately $600 or 10%. Partially offsetting the pricing benefit was a decrease of approximately $350 or 6% due to lower worldwide units sold. The unit decrease is primarily due to lower unit sales of PSD-Apex in the U.S., partially offset by higher volumes of Peri-Strips Dry -- Veritas(R) Collagen Matrix ("PSD Veritas") along with higher worldwide unit sales of Tissue-Guard products.

Worldwide net revenue from Peri-Strips, which includes revenue from PSD Veritas, was $2,062 in the second quarter of fiscal 2006, a decrease of 5% from $2,170 in the second quarter of fiscal 2005, driven by the reasons discussed above.

Revenue from other biomaterial products increased 12% to $2,321 in the second quarter of fiscal 2006. Higher net selling prices due to the transition and a fiscal 2006 second quarter international list price increase, combined with a 4% worldwide sales unit increase, drove the current quarter revenue increase over the prior-year quarter.

Revenue from devices for microsurgery was $836 in the second quarter of fiscal 2006, an increase of $196 or 31% from $640 in the year-ago quarter. Driving this increase was increased Coupler sales, including sales of our newly released 3.5mm and 4.0mm Coupler sizes, as well as revenue from sales of S&T products. In March 2006, we entered into an agreement to be the exclusive U.S. distributor of the S&T microsurgery product line.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Our surgical tools and other product line decreased $91 or 9% to $971 in the second quarter of fiscal 2006, primarily due to our third quarter of fiscal 2005 discontinuation of the Biograft product line, which became cost prohibitive to manufacture due to new regulatory requirements. Revenue from Biograft in the second quarter of fiscal 2005 totaled $241. Partially offsetting this was shipping revenue, which increased $168 to $247 in the second quarter of fiscal 2006, primarily due to the higher volume of individual shipments made due to the transition.

Our consolidated gross margin decreased two percentage points to 36% in the second quarter of fiscal 2006 from 38% during the second quarter of fiscal 2005. The decreased consolidated gross margin percentage is attributable to lower gross margins within both businesses, each of which decreased the quarterly gross margin by one percentage point compared to the prior-year quarter.

Gross margin in the interventional business decreased two percentage points in the second quarter of fiscal 2006 compared to the prior-year quarter, from 22% to 20%. The decrease in the current quarter margin was primarily attributable to higher overhead rates. Included in the overhead costs were development services, which along with certain other functional areas, were reorganized in the fiscal 2006 quarter. The annual future savings due to these efficiency initiatives is expected to be approximately $1,200, with $900 of yearly savings in cost of goods sold and $300 within selling, general and administrative expense.

In our surgical business, the gross margin decreased one percentage point in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, from 60% to 59%, due primarily to three factors:

     - Lower production volumes, thereby resulting in higher overhead rates, lower utilization of manufacturing resources and higher scrap rates, decreased the gross margin by approximately 4.0 percentage points.

     - Partially offsetting the decrease, higher selling prices of certain of our products resulting from our ongoing transition benefited the current quarter gross margin by approximately 2.0 percentage points.

     - Additionally, product mix in the current quarter increased the gross margin by approximately 1.0 percentage point. The favorable product mix was primarily the result of discontinuing the sale of Biograft in late fiscal 2005, which historically had a relatively low gross margin.

Factors which affect the consolidated gross margin include the relative revenue of each business segment, product mix within each business segment, average net selling prices, volume, product acquisitions and disposals, and other production activities. Accordingly, our consolidated gross margin may fluctuate from period to period based on variations in these factors.

In fiscal 2006, we expect to incur significantly greater selling, general and administrative ("SG&A") expense within our surgical business compared to fiscal 2005 due to the transition, which is expected to result in approximately $4,000 in incremental expense in the current year.

SG&A expense during the second quarter of fiscal 2006 was $5,833, an increase of $1,595 or 38% as compared to $4,238 in the second quarter of fiscal 2005. As a percentage of net revenue, SG&A expense was 39% in the second quarter of fiscal 2006 as compared to 30% in the prior-year quarter. Approximately $942 of the increase was due to expected increased selling costs related to our transition. These costs include the hiring and training of our sales force, as well as their compensation and business related expenses. Additionally within SG&A, $304 of expense was recorded related to our colorectal clinical market evaluation using circular Veritas PSD. We discontinued the colorectal market evaluation in March 2006, when we determined that multiple variables exist which have the potential for producing complications. The presence of multiple variables would likely have resulted in the outcomes open to individual surgeon interpretation, which we believe would have significantly diminished the value of the study relative to its estimated cost. Due to the discontinuation of the study in the second quarter of fiscal 2006, expected future costs related to the study were accrued for in the current quarter. Lastly, approximately $150 of severance costs relating to the reorganization of development services and certain other functional areas within our interventional business were recorded in the current quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


Research and development ("R&D") expense decreased 35% during the second quarter of fiscal 2006 to $818 from $1,264 during the prior-year quarter. This decrease was due to the timing and nature of various projects, most notably $354 related to two studies utilizing circular PSD Veritas within our surgical business during the prior-year quarter. In both business units R&D expense fluctuates from quarter to quarter based on the timing and progress of internal and external project-related activities, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

We recorded an operating loss of $1,250 in the second quarter of fiscal 2006, as compared to an operating loss of $152 in the second quarter of fiscal 2005. Interest income increased to $300 in the second quarter of fiscal 2006 compared with $197 in the second quarter of fiscal 2005, primarily due to higher investment yields in the current-year period.

We recorded a benefit from income taxes of $475 in the second quarter of fiscal 2006, at an effective rate of 50%, as compared to a provision for income taxes of $4 at an effective rate of 10% in the prior year quarter. On a year to date basis, our benefit from income taxes reflects an effective tax rate of 45%, which is our current expected tax rate for fiscal 2006. Our effective rate in fiscal 2006 is expected to be highly sensitive to the level of tax-exempt interest income, R&D credits and other permanent tax items relative to pre-tax income (loss). Through the second quarter of fiscal 2006, we have not recorded any benefit for Federal R&D tax credits as the law governing this benefit expired in 2005 and has not yet been renewed. If the Federal R&D credit law is reinstated, as expected, we will recognize additional income tax benefit in the current year.

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 2006 WITH THE SIX MONTHS ENDED APRIL 30, 2005 ($ IN THOUSANDS EXCEPT PER SHARE DATA)

The following table summarizes our condensed consolidated operating results:


                                              For the six months ended     For the six months ended
                                                    April 30, 2006               April 30, 2005               Change
                                                 $               %            $               %          $              %
                                                 -               -            -               -          -              -

Net revenue                                  $ 28,201          100.0%     $ 27,789          100.0%     $   412          1.5%
Cost of revenue                                18,014           63.9        17,162           61.8          852          5.0
                                             -----------------------      -----------------------      --------------------
Gross margin                                   10,187           36.1        10,627           38.2         (440)        (4.1)

Selling, general and administrative            11,030           39.1         8,400           30.2        2,630         31.3
Research and development                        1,638            5.8         2,172            7.8         (534)       (24.6)
Other                                               -            0.0            86            0.3          (86)      (100.0)
                                            ------------------------      -----------------------      --------------------
Operating expenses                             12,668           44.9        10,658           38.3        2,010         18.9%
                                            ------------------------      -----------------------      --------------------
Operating loss                              $  (2,481)          (8.8%)    $    (31)          (0.1%)    $(2,450)        n.m.
                                            ========================      =======================      ====================

The following table summarizes our condensed consolidated operating results by business segment:

                                                                         For the six months ended
                                                                                 April 30,
                                                                           2006             2005
                                                                           ----             ----
                           Net revenue
                                Surgical business                        $ 12,351         $ 12,493
                                Interventional business                    15,850           15,296
                                                                         --------         --------
                                Consolidated                             $ 28,201         $ 27,789

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


                           Gross margin
                                Surgical business                        $  7,007         $  7,492
                                Interventional business                     3,180            3,135
                                                                         --------         --------
                                Consolidated                             $ 10,187         $ 10,627

                           Gross margin percentage
                                Surgical business                              57%              60%
                                Interventional business                        20%              21%
                                Consolidated                                   36%              38%

                           Operating (loss) income
                                Surgical business                        $ (1,025)        $  1,089
                                Interventional business                      (348)            (106)
                                Corporate and other                        (1,108)          (1,014)
                                                                         --------         --------
                                Consolidated                             $ (2,481)        $    (31)

The following table summarizes our interventional business net revenue by market:

                                                                         For the six months ended
                                                                                  April 30,
                                                                           2006             2005
                                                                           ----             ----
                           Cardiac rhythm management                     $ 11,764        $ 11,781
                           Other                                            4,086           3,515
                                                                         --------        --------
                                Total                                    $ 15,850        $ 15,296

The following table summarizes our interventional business net revenue by product group:

                                                                         For the six months ended
                                                                                  April 30,
                                                                           2006             2005
                                                                           ----             ----
                           Coils and helices                             $  8,545        $  7,695
                           Stylets and other wireforms                      4,438           5,097
                           Machining, molding and tool making               2,006           1,934
                           Other                                              861             570
                                                                         --------        --------
                                Total                                    $ 15,850        $ 15,296

Interventional business net revenue increased 4% to $15,850 in the first six months of fiscal 2006 from $15,296 in the first six months of fiscal 2005. The revenue increase is primarily due to favorable product mix during the first half of fiscal 2006 as compared to the first half of fiscal 2005. Sales to our interventional businesses' three largest customers collectively accounted for 78% of revenue in each of the first six months of fiscal 2006 and 2005. However, interventional business revenue for the first six months of fiscal 2006 reflects a shift between our top two customers when compared to the prior year period.

Revenue from our interventional businesses' CRM market was essentially flat in the first six months of fiscal 2006 compared to the first half of fiscal 2005. Interventional business revenue from other markets increased $571 or 16% in the first half of fiscal 2006 compared to the prior year, driven by increased product sales into the neuro and vascular markets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


The following table summarizes our surgical business net revenue by product group:

                                                                         For the six months ended
                                                                                 April 30,
                                                                          2006               2005
                                                                          ----               ----
                  Peri-Strips                                          $   4,094          $   4,883
                  Other biomaterial products                               4,763              4,282
                  Devices for microsurgery                                 1,718              1,280
                  Surgical tools and other                                 1,776              2,048
                                                                       ---------          ---------
                       Total                                           $  12,351          $  12,493

Revenue in our surgical business was $12,351 in the first six months of fiscal 2006, a decrease of $142 or 1% from the first half of fiscal 2005. The decrease was driven by lower volumes of worldwide units sold, due largely to Peri-Strips, which resulted in surgical business net revenue declining 8% during the first half of fiscal 2006 from the same period of fiscal 2005. Partially offsetting the decreased unit volumes was a net pricing benefit due to the transition, which increased surgical business revenue by 7%. Commission expense increased to $815 in the first six months of fiscal 2006 from $256 in the year-ago period, due largely to the transition. Domestic commission expense will be eliminated when the transition to a direct sales force is completed.

Worldwide net revenue from Peri-Strips, which includes revenue from PSD Veritas, was $4,094 in the first six months of fiscal 2006, a decrease of 16% from $4,883 in the first six months of fiscal 2005, driven by the reasons discussed above.

Revenue from other biomaterial products increased 11% to $4,763 in the first half of fiscal 2006. Higher net selling prices due to the transition and a second quarter international list price increase, combined with a 10% worldwide sales unit increase, drove the current period revenue increase over the prior-year period.

Revenue from devices for microsurgery was $1,718 in the first six months of fiscal 2006, an increase of $438 or 34% from $1,280 in the year-ago period. Driving this increase were increased Coupler sales, including sales of our newly released 3.5mm and 4.0mm Coupler sizes, as well as revenue from sales of Varioscopes.

Our surgical tools and other product line decreased $272 or 13% to $1,776 in the first half of fiscal 2006, primarily due to our third quarter of fiscal 2005 discontinuation of the Biograft product line, which became cost prohibitive to manufacture due to new regulatory requirements. Revenue from Biograft in the first half of fiscal 2005 totaled $467. Partially offsetting this was shipping revenue, which increased $214 to $365 in the first six months of fiscal 2006, primarily due to the higher volume of individual shipments made due to the transition.

Our consolidated gross margin decreased two percentage points to 36% in the first six months of fiscal 2006 from 38% during the first six months of fiscal 2005. The decreased consolidated gross margin percentage is comprised of the following:

     - Approximately 1.5 percentage points of the decrease was due primarily to a lower gross margin within our surgical business.

     - Approximately 0.5 percentage points of the decrease was due to the impact of business unit mix weighted more heavily to our interventional business, which operates at a lower gross margin percentage than our surgical business.

Gross margin in the interventional business decreased one percentage point to 20% in the first six months of fiscal 2006 compared to 21% in the first half of fiscal 2005. The decreased margin was primarily attributable to product mix, product pricing and higher overhead rates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


In our surgical business, the gross margin decreased three percentage points in the first six months of fiscal 2006 compared to the same period of fiscal 2005, from 60% to 57%, due primarily to three factors:

     - Lower production volumes, thereby resulting in higher overhead rates, lower utilization of manufacturing resources and higher scrap rates, decreased the gross margin by approximately 4.0 percentage points.

     - International sales were a higher percent of worldwide sales in the first six months of fiscal 2006, which decreased the margin by approximately 1.0 percentage point. As international sales have a lower average sales price, this shift towards stronger international sales adversely affects our gross margin percent.

     - Partially offsetting the decrease, higher selling prices of certain of our products resulting from our ongoing transition benefited the gross margin by approximately 2.0 percentage points.

SG&A expense during the first six months of fiscal 2006 was $11,030, an increase of $2,630 or 31% as compared to $8,400 in the first six months of fiscal 2005. As a percentage of net revenue, SG&A expense was 39% in first half of fiscal 2006 as compared to 30% in the prior year period. $1,572 of the increase was due to increased selling costs related to our transition. These costs include the hiring and training of our sales force, as well as their compensation and business related expenses. In addition, $409 of the increase was related to our now discontinued colorectal clinical market evaluation using Veritas PSD. Also, approximately $150 of severance costs relating to the reorganization of development services and certain other functional areas within our interventional business, were recorded in the first half of fiscal 2006. Lastly, we incurred costs of $101 related to the expensing of stock-based compensation in the first six months of fiscal 2006.

R&D expense decreased 25% during the first half of fiscal 2006 to $1,638 from $2,172 during the prior-year period. This decrease was due to the timing and nature of various projects, most notably $354 related to two studies utilizing circular PSD Veritas within our surgical business during the first half of fiscal 2005.

We recorded an operating loss of $2,481 in the first six months of fiscal 2006, as compared to an operating loss of $31 in the first six months of fiscal 2005. Interest income increased to $578 in the first half of fiscal 2006 compared with $382 in the same period of fiscal 2005, primarily due to higher investment yields in the current-year period.

Our effective tax rate on a year to date basis is 45%, an increase from 30% for the first six months of fiscal 2005. We recorded a benefit from income taxes of $856 in the first six months of fiscal 2006 as compared to a provision for income taxes of $105 in the first six months of fiscal 2005. Our effective tax rate in fiscal 2006 is expected to be highly sensitive to the level of tax-exempt interest income, R&D credits and other permanent items relative to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,270 at April 30, 2006 as compared to $8,183 at October 31, 2005, a decrease of $1,913. The decrease in cash was primarily related to net purchases of short-term investments and purchases of property, plant and equipment during the first six months of fiscal 2006.

Operating activities provided cash of $136 in the first six months of fiscal 2006, as compared to providing cash of $2,026 during the first six months of fiscal 2005. The decrease in cash provided by operating activities was largely due to our net loss in the fiscal 2006 period combined with an increase in deferred taxes driven by our net operating loss carryforward. Working capital provided cash of $242 in the first half of fiscal 2006, an increase of $210 over the prior year believed to be due to timing of operating transactions in the comparative periods.

Investing activities used $2,348 of cash during the first six months of fiscal 2006 compared to $12,128 in the prior-year period. In fiscal 2006, we recorded net purchases of $1,390 in short-term investments, as compared to $9,129

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


in the prior-year period. We also recorded $856 in purchases of property, plant and equipment in the current period, a decrease from $1,887 in the first six months of fiscal 2005. In fiscal 2005, we also used $986 of cash for the purchase of substantially all of the operating assets of Neuroregen, LLC. In fiscal 2006, we may spend up to $3,500 for investments in capital assets necessary to support our expected future growth.

Financing activities provided $299 of cash during the first six months of fiscal 2006, all of which are proceeds from stock-based compensation plans. Financing activities provided cash of $478 in the first half of fiscal 2005.

We have historically funded the operations and investments in our businesses utilizing internally generated cash flow and existing cash balances. We believe existing cash, cash equivalents and short-term investments, coupled with anticipated cash flows from operations, will be sufficient to satisfy our operating cash requirements for the next twelve months. This forward-looking statement, as well as our long-term cash requirements, will be a function of a number of variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.

CRITICAL ACCOUNTING POLICIES

Short-term Investments: Our short-term investments consist of high-grade, tax-exempt auction rate securities and municipal bonds. These investments, a portion of which have original maturities beyond one year, are classified as short-term based on their highly liquid nature. The securities which have original maturities beyond one year have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. Our short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value due to their highly liquid nature. See Note 8 to the unaudited condensed financial statements for additional short-term investment information.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment ("SFAS 123R"). SFAS No. 123R revises SFAS No. 123 and requires entities to recognize compensation expense for all share-based payment transactions in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123R requires a company to record compensation expense for all awards granted after the date of adoption of SFAS No. 123R and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123R is effective for the Company as of November 1, 2005. As of November 1, 2005, only options held by non-employee directors remained unvested and $101 of compensation expense related to the unvested portion of these options was recorded during the six months ended April 30, 2006.

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

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the parties' distribution agreement. We have formally disputed the distributor's claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. The arbitration for this matter is currently scheduled for October 2006. The Company is unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings and have not recorded a liability in our consolidated condensed balance sheet. As of April 30, 2006, the Company had accounts receivable of $449,000 from this distributor.

We are also involved in various other legal proceedings which are ordinary routine litigation to our business. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that, while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.  RISK FACTORS

No material changes.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a report of the voting results of the Company's annual shareholders meeting held on February 28, 2006.

The proposal to set the number of members of Board of Directors of the Company at six, as described in the Company's proxy statement for its annual meeting of shareholders held on February 28, 2006, was approved. There were no broker non-votes. The tabulation was as follows:

                  Votes For                 Votes Against              Votes Withheld
                  ---------                 -------------              --------------
                  10,928,478                      11,130                   129,678

The proposal to elect six directors, as described in the Company's proxy statement for its annual meeting of shareholders held on February 28, 2006, was approved. Karen Gilles Larson, William G. Kobi, Mark F. Palma, Richard W. Perkins, Timothy M. Scanlan and Sven A. Wehrwein were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. There were no broker non-votes, abstentions or votes withheld. The tabulation was as follows:

                Director                            Votes For                    Votes Against
                --------                            ---------                    -------------
         William G. Kobi                            10,802,050                        267,236
         Karen Gilles Larson                        10,826,949                        242,337
         Mark F. Palma                              10,811,492                        257,794
         Richard W. Perkins                          8,514,201                      2,555,085
         Timothy M. Scanlan                         10,809,753                        259,533
         Sven A. Wehrwein                            9,114,233                      1,955,053

The proposal to adopt the Company's 2006 Stock Incentive Plan, as described in the Company's proxy statement for its annual meeting of shareholders held on February 28, 2006, was approved. The tabulation was as follows:

                  Votes For         Votes Against         Votes Abstain          Broker Non-Votes
                  ---------         -------------         -------------          ----------------
                  5,990,998           2,453,672              753,791                1,870,825

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


                                             SYNOVIS LIFE TECHNOLOGIES, INC.


Dated:   June 9, 2006                        /s/ Brett Reynolds
                                             -----------------------------------
                                             Brett Reynolds
                                             Vice President of Finance, Chief
                                             Financial Officer and Corporate
                                             Secretary
                                             (Principal Financial Officer)

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