Form 10-Q
period 2006-07-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2006-09-07
CIK 780127

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended July 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       Accelerated Filer  X    Non-accelerated filer
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No  X
                                     ---      ---

On September 1, 2006, there were 12,066,851 shares of the registrant's common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2006 AND 2005
(in thousands, except per share data)

                                                               Three Months     Nine Months Ended
                                                              Ended July 31,         July 31,
                                                            -----------------   -----------------
                                                              2006      2005      2006      2005
                                                            -------   -------   -------   -------
Net revenue                                                 $13,051   $15,636   $41,252   $43,425
Cost of revenue                                               7,918    10,196    25,932    27,358
                                                            -------   -------   -------   -------
Gross margin                                                  5,133     5,440    15,320    16,067

Operating expenses:
Selling, general and administrative                           5,635     4,407    16,665    12,807
Research and development                                        826       897     2,464     3,069
Other                                                            --        44        --       130
                                                            -------   -------   -------   -------
Operating expenses                                            6,461     5,348    19,129    16,006

Operating income (loss)                                      (1,328)       92    (3,809)       61
Other income, net                                               375       263       953       645
                                                            -------   -------   -------   -------
Income (loss) before provision (benefit) for income taxes      (953)      355    (2,856)      706
Provision (benefit) for income taxes                           (427)        0    (1,283)      105
                                                            -------   -------   -------   -------
Net income (loss)                                           $  (526)  $   355   $(1,573)  $   601
                                                            =======   =======   =======   =======
Earnings (loss) per share:
   Basic                                                    $ (0.04)  $  0.03   $ (0.13)  $  0.05
                                                            =======   =======   =======   =======
   Diluted                                                  $ (0.04)  $  0.03   $ (0.13)  $  0.05
                                                            =======   =======   =======   =======

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
AS OF JULY 31, 2006 AND OCTOBER 31, 2005
(in thousands, except share and per share data)

                                                                  July 31,   October 31,
                                                                    2006         2005
                                                                  --------   -----------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 8,985     $ 8,183
Short-term investments                                              36,472      36,128
Accounts receivable, net                                             6,924       8,019
Inventories                                                          9,908      10,500
Deferred income taxes                                                  754         764
Other current assets                                                 1,318       1,839
                                                                   -------     -------
   Total current assets                                             64,361      65,433

Property, plant and equipment, net                                  12,555      13,931
Goodwill, net                                                        5,434       5,335
Other intangible assets, net                                         2,028       2,264
Deferred income taxes                                                  943          --
                                                                   -------     -------
   Total assets                                                    $85,321     $86,963
                                                                   =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                   $ 1,483     $ 2,711
Accrued expenses                                                     4,223       3,355
                                                                   -------     -------
   Total current liabilities                                         5,706       6,066
Deferred income taxes                                                   --         555
                                                                   -------     -------
   Total liabilities                                                 5,706       6,621
                                                                   -------     -------
Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
   none issued or outstanding at July 31, 2006 and
   October 31, 2005                                                     --          --
Common stock: authorized 20,000,000 shares of $.01 par value;
   issued and outstanding, 12,059,651 at July 31, 2006 and
   11,933,628 at October 31, 2005                                      121         119
Additional paid-in capital                                          74,914      74,070
Retained earnings                                                    4,580       6,153
                                                                   -------     -------
   Total shareholders' equity                                       79,615      80,342
                                                                   -------     -------
   Total liabilities and shareholders' equity                      $85,321     $86,963
                                                                   =======     =======

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JULY 31, 2006 AND 2005
(in thousands)

                                                              Nine Months Ended
                                                                   July 31,
                                                             -------------------
                                                               2006       2005
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $ (1,573)  $    601
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
Depreciation of property, plant and equipment                   2,577      2,121
Amortization of intangible assets                                 336        312
Tax benefit from exercise of stock options                         --        127
Stock-based compensation                                          136         --
Loss on disposal of manufacturing equipment                        --        268
Deferred income taxes                                          (1,488)      (160)

Changes in operating assets and liabilities:
Accounts receivable                                             1,095       (510)
Inventories                                                       592      1,216
Other current assets                                              521        353
Accounts payable                                               (1,318)    (2,061)
Accrued expenses                                                  868        788
                                                             --------   --------
Net cash provided by operating activities                       1,746      3,055
                                                             --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                      (1,111)    (2,567)
Investment in patents and trademarks                             (100)       (86)
Purchase of short-term investments                            (11,656)   (60,464)
Redemption of short-term investments                           11,312     51,350
Purchase of assets of Neuroregen, LLC                              --       (986)
Other                                                             (99)       (59)
                                                             --------   --------
Net cash used in investing activities                          (1,654)   (12,812)
                                                             --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans            710        794
Repayment of capital lease and other long-term obligations         --        (28)
                                                             --------   --------
Net cash provided by financing activities                         710        766
                                                             --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              802     (8,991)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                8,183     15,369
                                                             --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  8,985   $  6,378
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

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and nine months ended July 31, 2006 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2006.

All amounts included in the Notes to Consolidated Condensed Financial Statements are in thousands, except for share and per share data, and as specified otherwise.

(2)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                           July 31,   October 31,
                                             2006         2005
                                           --------   -----------
Inventories consist of the following:
Finished goods .........................    $2,708      $ 3,006
Work in process ........................     4,086        4,651
Raw materials ..........................     3,114        2,843
                                            ------      -------
                                            $9,908      $10,500
                                            ======      =======

Cash Flow:

The Company has recorded $90 in accounts payable at July 31, 2006 related to equipment purchases made during the quarter then ended.

Contingency:

In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the parties' distribution agreement. The Company has formally disputed the distributor's claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. The arbitration for this matter is now currently scheduled for January 2007. The Company is unable to evaluate the likelihood of prevailing in this case at this early stage of the proceedings and has not recorded a liability in the consolidated condensed balance sheet. As of July 31, 2006, the Company had accounts receivable of $449 from this distributor for product sales made prior to the commencement of the arbitration action.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

(3)  GOODWILL AND OTHER INTANGIBLE ASSETS:

The following table summarizes the Company's amortized intangible assets:

                                    As of July 31,          As of October 31,
                                         2006                      2005
                               -----------------------   -----------------------
                                 Gross                     Gross
                               Carrying    Accumulated   Carrying    Accumulated
                                Amount    Amortization    Amount    Amortization
                               --------   ------------   --------   ------------
Amortized intangible assets:
   Patents and trademarks       $1,638       $  669       $1,546       $  572
   Developed technology          1,102          562        1,102          480
   Non-compete agreements        1,500          981        1,500          832
                                ------       ------       ------       ------
      Total                     $4,240       $2,212       $4,148       $1,884
                                ======       ======       ======       ======

Amortization expense was $336 for the nine months ended July 31, 2006 and $312 for the nine months ended July 31, 2005. The estimated amortization expense for each of the next five years is approximately $450 per year, based on the Company's present intangible assets.

The following is a summary of goodwill by business segment:

                      Interventional   Surgical
                         business      business    Total
                      --------------   --------   ------
Goodwill as of:
   July 31, 2006          $4,093        $1,341    $5,434
   October 31, 2005       $4,093        $1,242    $5,335

No impairment losses were incurred during the nine months ended July 31, 2006.

(4)  STOCK-BASED COMPENSATION:

On February 28, 2006, shareholders approved the Company's 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan permits the Company to grant incentive stock options, non-qualified stock options or share awards to eligible recipients for up to one million shares of its common stock, plus the number of shares subject to outstanding awards under the 1995 Plan as of its expiration which are subsequently cancelled or forfeited. The grant price of an option under the 2006 Plan may not be less than the fair market value of the common stock subject to the option as of the grant date. The term of any options granted under the 2006 Plan may not exceed seven years from the date of grant. As of July 31, 2006, no stock options or share awards have been granted under the 2006 Plan.

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

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

On November, 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, requiring the Company to recognize expense related to the fair value of our stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Under this transition method, stock-based compensation expense for the three and nine months ended July 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company recognized compensation expense for stock options on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company's statements of operations for the three and nine months ended July 31, 2006, was $35 ($22, net of tax) and $136 ($86, net of tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123R, financial results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                      Three Months Ended   Nine Months Ended
                                                           July 31,             July 31,
                                                             2005                 2005
                                                      ------------------   -----------------
Net income, as reported                                      $ 355              $  601
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                  265                 757
                                                             -----              ------
Net income (loss), pro forma                                 $  90              $ (156)
                                                             =====              ======
Basic earnings (loss) per share:
   As reported                                               $0.03              $ 0.05
                                                             =====              ======
   Pro forma                                                 $0.01              $(0.01)
                                                             =====              ======
Diluted earnings (loss) per share:
   As reported                                               $0.03              $ 0.05
                                                             =====              ======
   Pro forma                                                 $0.01              $(0.01)
                                                             =====              ======

For purposes of this pro forma disclosure, the value of the stock-based compensation was amortized to expense on a straight-line basis over the period it vested.

The Black-Scholes option valuation weighted average assumptions used in the pro forma disclosure under SFAS No. 123 for the nine months ended July 31, 2005 were as follows:

                    Risk-free rate (1)                        3.8%
                    Expected dividend yield                   None
                    Expected stock volatility (2)             72%
                    Expected life of stock options (3)     3.0 years
                    Fair value per option                $4.39 - $7.13

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

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

The following table summarizes the stock option transactions:

                                                          Weighted
                                              Weighted     Average
                                              Average     Remaining
                                              Exercise   Contractual   Aggregate
                                    Stock      Price       Term (in    Intrinsic
                                   Options   per Share      years)       Value
                                  --------   ---------   -----------   ---------
Outstanding on October 31, 2005    919,199     $8.54
   Granted                              --        --
   Exercised                      (115,047)    $5.32
   Forfeited/cancelled             (45,502)    $9.92
                                  --------     -----
Outstanding on July 31, 2006       758,650     $8.94         3.46        $1,035
                                  ========     =====         ====        ======
Exercisable on July 31, 2006       714,650     $8.80         3.19        $1,035
                                  ========     =====         ====        ======

The total intrinsic value of options exercised during the nine months ended July 31, 2006 was $498.

The Company estimated the fair values of its stock options using the Black-Scholes option-pricing model for all options granted prior to November 1, 2005. During the nine months ended July 31, 2006, the Company did not grant any stock options, and thus, has not used an option-pricing model. The Company is presently evaluating a stock-based compensation strategy for its employees and non-employee directors, as well as an option-pricing model the Company believes will most accurately estimate the fair value of options granted.

As of July 31, 2006, there was $59 of unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average period of six months.

(5)  EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                        Three Months Ended        Nine Months Ended
                                                             July 31,                  July 31,
                                                     -----------------------   -----------------------
                                                        2006         2005         2006         2005
                                                     ----------   ----------   ----------   ----------
Denominator for basic earnings per share -
   weighted-average common shares ................   12,035,252   11,808,938   11,979,114   11,766,187
Shares associated with option plans ..............           --      175,708           --      242,227
                                                     ----------   ----------   ----------   ----------
Denominator for diluted earnings per share -
   weighted-average common shares and dilutive
   potential common shares .......................   12,035,252   11,984,646   11,979,114   12,008,414
                                                     ==========   ==========   ==========   ==========
Options excluded from EPS calculation because
   exercise prices are greater than the average
   market price of the Company's common stock ....      422,749      293,387      391,809      243,400
                                                     ==========   ==========   ==========   ==========

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

For the three and nine months ended July 31, 2006, none of the options outstanding were included in the computation of diluted earnings per share because the Company incurred a net loss, and the inclusion of the options would have been anti-dilutive.

(6)  SEGMENT INFORMATION:

The Company's operations, which are based mainly in Minnesota and Puerto Rico, are comprised of two operating segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each. The Company evaluates the performance of its business segments and allocates resources based upon their respective current or future earnings contribution to the consolidated earnings of the Company or based upon the segment's product research and development efforts in process at that time.

Operations that are not included in either of the operating segments are included in the category "corporate and other." The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, including the costs of being a public company and the unallocated time of management personnel who support corporate activities.

The following table presents certain financial information by business segment:

                             Three Months Ended   Nine Months Ended
                                  July 31,             July 31,
                             ------------------   -----------------
                               2006      2005       2006      2005
                             -------   -------    -------   -------
Net revenue:
   Surgical business         $ 7,341   $ 6,608    $19,692   $19,101
   Interventional business     5,710     9,028     21,560    24,324
                             -------   -------    -------   -------
      Consolidated           $13,051   $15,636    $41,252   $43,425
                             =======   =======    =======   =======
Operating income (loss):
   Surgical business         $   (27)  $   428    $(1,052)  $ 1,517
   Interventional business      (717)      171     (1,065)       65
   Corporate and other          (584)     (507)    (1,692)   (1,521)
                             -------   -------    -------   -------
      Consolidated           $(1,328)  $    92    $(3,809)  $    61
                             =======   =======    =======   =======

(7)  SHAREHOLDERS' EQUITY:

During the nine months ended July 31, 2006, stock options for the purchase of 115,047 shares of the Company's common stock were exercised at prices between $2.69 and $8.30 per share. During the nine months ended July 31, 2005, stock options for the purchase of 115,337 shares of the Company's common stock were exercised at prices between $2.59 and $10.07 per share.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

On June 1, 2006, the Company's board of directors declared a dividend distribution of one common stock purchase right for each outstanding share of the Company's common stock, payable to shareholders of record at the close of business on June 11, 2006. The description and terms of the rights are set forth in a Rights Agreement (the "Rights Agreement"), dated as of June 1, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent. The Rights Agreement will be included as a proposal to be voted on by shareholders at the Company's Annual Meeting of Shareholders.

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

The Rights Agreement is intended to extend protections similar to those provided by the Company's previous rights agreement which expired on June 11, 2006.

(8)  SHORT-TERM INVESTMENTS:

The Company's short-term investments consist of high-grade, tax-exempt auction rate securities and municipal bonds. These investments, a portion of which have stated original maturities beyond one year, are classified as short-term based on their highly liquid nature. The securities which have original maturities beyond one year have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. The Company's short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value due to their highly liquid nature. As of July 31, 2006 and October 31, 2005, there were no unrealized gains or losses associated with these investments. The Company had $36,472 and $36,128 in short-term investments as of July 31, 2006 and October 31, 2005, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The disclosures in this Form 10-Q include "forward-looking statements" made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "should", "could", "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, outcomes of clinical and market trials as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, the cost and outcome of intellectual property litigation, the level and timing of orders from contract manufacturing customers and the effectiveness of the company's transition to a domestic direct sales force in its surgical business, as well as other factors found in the Company's filings with the SEC, such as the "Risk Factors" section in Item 1A of the Annual Report on Form 10-K for the year ended October 31, 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2006 WITH THE THREE MONTHS ENDED JULY 31, 2005 ($ IN THOUSANDS EXCEPT PER SHARE DATA)

The following table summarizes our condensed consolidated operating results:

                                      For the quarter    For the quarter
                                       ended July 31,     ended July 31,
                                            2006               2005             Change
                                      ---------------    ---------------   ----------------
                                         $        %         $        %        $         %
                                      -------   -----    -------   -----   -------   ------
Net revenue                           $13,051   100.0%   $15,636   100.0%  $(2,585)   (16.5%)
Cost of revenue                         7,918    60.7     10,196    65.2    (2,278)   (22.3)
                                      -------   -----    -------   -----   -------   ------
Gross margin                            5,133    39.3      5,440    34.8      (307)    (5.6)

Selling, general and administrative     5,635    43.2      4,407    28.2     1,228     27.9
Research and development                  826     6.3        897     5.7       (71)    (7.9)
Other                                      --     0.0         44     0.3       (44)  (100.0)
                                      -------   -----    -------   -----   -------   ------
Operating expenses                      6,461    49.5      5,348    34.2     1,113     20.8
                                      -------   -----    -------   -----   -------   ------
Operating income (loss)               $(1,328)  (10.2%)  $    92     0.6%  $(1,420)    n.m.
                                      =======   =====    =======   =====   =======   ======

The following table summarizes our condensed consolidated operating results by business segment:

                                                  For the quarter
                                                   ended July 31,
                                                 -----------------
                                                   2006      2005
                                                 -------   -------
                    Net revenue
                       Surgical business         $ 7,341   $ 6,608
                       Interventional business     5,710     9,028
                                                 -------   -------
                       Consolidated              $13,051   $15,636

                    Gross margin
                       Surgical business         $ 4,284   $ 3,484
                       Interventional business       849     1,956
                                                 -------   -------
                       Consolidated              $ 5,133   $ 5,440

                    Gross margin percentage
                       Surgical business              58%       53%
                       Interventional business        15%       22%
                       Consolidated                   39%       35%

                    Operating income (loss)
                       Surgical business         $   (27)  $   428
                       Interventional business      (717)      171
                       Corporate and other          (584)     (507)
                                                 -------   -------
                       Consolidated              $(1,328)  $    92

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

The following table summarizes our interventional business net revenue by market:

                                              For the quarter
                                               ended July 31,
                                              ---------------
                                               2006     2005
                                              ------   ------
          Cardiac rhythm management           $3,979   $7,333
          Other                                1,731    1,695
                                              ------   ------
             Total                            $5,710   $9,028

The following table summarizes our interventional business net revenue by product group:

                                               For the quarter
                                                ended July 31,
                                               ---------------
                                                2006     2005
                                               ------   ------
          Coils and helices                    $2,644   $5,355
          Stylets and other wireforms           1,924    2,501
          Machining, molding and tool making      925      789
          Other                                   217      383
                                               ------   ------
             Total                             $5,710   $9,028

Interventional business net revenue decreased $3,318 or 37% to $5,710 in the third quarter of fiscal 2006 from $9,028 in the third quarter of fiscal 2005. Sales to our interventional businesses' three largest customers collectively accounted for 73% and 85% of revenue in the third quarter of fiscal 2006 and 2005, respectively.

Our interventional business is indirectly affected by the market conditions and trends of the CRM market, and we are directly affected by the actions of our customers in response to this market. The entire revenue decrease in the third quarter of the current year occurred in the CRM market, which decreased $3,354. We believe certain of our CRM customer's sales have been affected by softness in the CRM market due to recalls of ICDs (implantable cardioverter defibrillators) and product concerns among patients and cardiologists, which has lead to lower inventory requirements. In addition, one significant CRM customer launched a new ICD lead, which may replace certain existing leads for which we supply the coils. During the current quarter, the customer significantly reduced purchases of the coils we supply. Approximately half of our interventional business decrease was due to a decrease in the sale of these coils. Early in the fourth quarter, customer orders for the coils we manufacture have increased from third quarter levels, however, we do not expect them to approach the quarterly sales levels during the first half of the year. We anticipate we will have an opportunity to qualify for future generations of these products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Our surgical business generated net revenue of $7,341 in the third quarter of fiscal 2006, an 11% increase from $6,608 in the year-ago quarter. The following table summarizes our surgical business net revenue by product group:

                                           For the quarter
                                            ended July 31,
                                           ---------------
                                             2006     2005
                                           ------   ------
              Peri-Strips(R) ("PSD")       $2,640   $2,096
              Other biomaterial products    2,674    2,323
              Devices for microsurgery        993      772
              Surgical tools and other      1,034    1,417
                                           ------   ------
                 Total                     $7,341   $6,608

Our surgical business is currently transitioning to a direct sales force in the U.S. market for all products except devices for microsurgery (the "Transition"), and has completed the hiring of its 24 direct sales representatives. As a result of the Transition, we have higher average selling prices due to selling our products at hospital list price as opposed to previously selling to stocking distributors at a discount from list price. Offsetting the higher average selling prices are commissions paid to former stocking distributors now serving as independent sales representatives as part of their Transition agreements. These commissions are paid on sales in their territories for a contracted period of time after they cease to be a stocking distributor. Most of our domestic distributors entered into this independent sales representative phase during the second quarter and completed the phase during the third quarter of fiscal 2006. As a result of the phase out, third-party commission expense was $661 in the third quarter of fiscal 2006. Commission expense will decrease appreciably over the remaining calendar year as we conclude the transition periods with our third-party sales representatives.

The increase in surgical business net revenue in the third quarter of fiscal 2006 compared to the prior-year quarter was primarily due to following factors:

- First, higher net selling prices increased surgical business revenue by approximately 13%. The higher prices are primarily the result of the Transition, along with select list price increases.

- Secondly, higher worldwide volumes sold in the current period quarter increased revenue by approximately 7%.

- Partially offsetting this increase, our fiscal 2005 discontinuation of the Biograft product line, which became cost prohibitive to manufacture due to new regulatory requirements. Revenue from Biograft in the third quarter of fiscal 2005 totaled $583.

Worldwide net revenue from Peri-Strips, which includes revenue from PSD Veritas and PSD Circular, was $2,640 in the third quarter of fiscal 2006, an increase of $544 or 26% from $2,096 in the third quarter of fiscal 2005. The increase was driven by increased net selling prices due to the Transition, product mix changes within the Peri-Strips product family, an 11% increase in domestic units sold, and new revenue from our PSD Circular product.

Revenue from other biomaterial products increased 15% to $2,674 in the third quarter of fiscal 2006 from $2,323 in the prior-year quarter. Higher net selling prices due to the Transition and a fiscal 2006 second quarter international list price increase, combined with a 7% worldwide sales unit increase, drove the current quarter revenue increase over the prior-year quarter.

Revenue from devices for microsurgery was $993 in the third quarter of fiscal 2006, an increase of $221 or 29% from $772 in the year-ago quarter. Driving this increase was increased Coupler sales and revenue from S&T instruments. In March 2006, we entered into an agreement to be the exclusive U.S. distributor of the S&T microsurgery product line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Our surgical tools and other product line decreased $383 or 27% to $1,034 in the third quarter of fiscal 2006, primarily due to our fiscal 2005 discontinuation of the Biograft product line as noted above. Partially offsetting this was shipping revenue, which increased $137 to $228 in the third quarter of fiscal 2006, primarily due to the higher volume of individual shipments made due to the Transition.

Our consolidated gross margin increased four percentage points to 39% in the third quarter of fiscal 2006 from 35% during the third quarter of fiscal 2005. The margin increase was due to a higher proportion of surgical business revenue and the increased gross margin within this segment, offset partially by the decrease in the interventional business gross margin.

Gross margin in the interventional business decreased seven percentage points in the current quarter of fiscal 2006 compared to the prior-year quarter, from 22% to 15%. The decrease from the prior-year quarter was primarily due to product mix and higher overhead rates due to lower production hours as a result of lower sales volumes. Partially mitigating these items were cost savings realized in the quarter from the reorganization of certain functional areas that occurred in the second quarter of fiscal 2006.

In our surgical business, the gross margin increased five percentage points in the third quarter of fiscal 2006 compared to the same quarter of fiscal 2005, from 53% to 58%, due primarily to three factors:

     - Higher selling prices of certain of our products resulting from our ongoing Transition benefited the current quarter gross margin by approximately three percentage points.

     - Our Biograft inventory liquidation and disposition adversely impacted the third quarter gross margin of fiscal 2005. The benefit of the current quarter compared to the prior-year quarter is approximately six percentage points.

     - Partially offsetting the increase, higher production and overhead rates associated with the manufacture of products in fiscal 2006 as compared to the prior year have decreased the gross margin by approximately three percentage points.

Factors which affect the consolidated gross margin include the relative revenue of each business segment, product mix within each business segment, average net selling prices, volume, product acquisitions and disposals, and other production activities. Accordingly, our consolidated gross margin may fluctuate from period to period based on variations in these factors.

In fiscal 2006, we are incurring significantly greater selling, general and administrative ("SG&A") expense within our surgical business compared to fiscal 2005 due to the Transition, which is expected to result in approximately $4,000 of incremental expense in the current year.

SG&A expense during the third quarter of fiscal 2006 was $5,635, an increase of $1,228 or 28% as compared to $4,407 in the third quarter of fiscal 2005. As a percentage of net revenue, SG&A expense was 43% in the third quarter of fiscal 2006 as compared to 28% in the prior-year quarter. Approximately $1,139 of the increase was due to the expected increased selling costs related to our Transition. These costs include the hiring and training of our sales force, as well as their compensation and business related expenses.

Research and development ("R&D") expense decreased 8% during the third quarter of fiscal 2006 to $826 from $897 during the prior-year quarter. This decrease was due to the timing and nature of various projects. In both business units R&D expense fluctuates from quarter to quarter based on the timing and progress of internal and external project-related activities, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Due to the above factors, we recorded an operating loss of $1,328 in the third quarter of fiscal 2006, as compared to operating income of $92 in the third quarter of fiscal 2005. Interest income increased to $375 in the third quarter of fiscal 2006 compared with $263 in the comparable quarter of fiscal 2005, primarily due to higher investment yields in the current-year period.

We recorded a benefit from income taxes of $427 in the third quarter of fiscal 2006, at an effective rate of 45%. This compares to a provision for income taxes of $0 in the prior year quarter. On a year-to-date basis, our benefit from income taxes reflects an effective tax rate of 45%, which is our current expected tax rate for fiscal 2006. Our effective rate in fiscal 2006 is expected to be sensitive to the level of tax-exempt interest income, R&D credits and other permanent tax items relative to pre-tax income (loss). Through the third quarter of fiscal 2006, we have not recorded any benefit for federal R&D tax credits as the law governing this benefit expired in 2005 and has not yet been renewed. If the federal R&D credit law is reinstated, we will recognize additional income tax benefit in the quarter of the reinstatement.

On August 18, 2006, Synovis initiated a patent infringement action in U.S. District Court against Cook Group, Inc., an Indiana-based company. The action alleges infringement of U.S. Patent No. 5,752,965 "Apparatus and Method for Producing a Reinforced Surgical Fastener Suture Line," which covers certain surgical business technology. We intend to vigorously protect our intellectual property, however, there can be no assurances our action will prevail at this early stage. In addition, we may incur significant expense related to this action in the future, with the amount and timing of such expense dependant upon many variables.

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2006 WITH THE NINE MONTHS ENDED JULY 31, 2005 ($ IN THOUSANDS EXCEPT PER SHARE DATA)

The following table summarizes our condensed consolidated operating results:

                                        For the nine       For the nine
                                        months ended       months ended
                                       July 31, 2006      July 31, 2005         Change
                                      ---------------    ---------------   ----------------
                                         $        %         $        %        $         %
                                      -------   -----    -------   -----   -------   ------
Net revenue                           $41,252   100.0%   $43,425   100.0%  $(2,173)    (5.0%)
Cost of revenue                        25,932    62.9     27,358    63.0    (1,426)    (5.2)
                                      -------   -----    -------   -----   -------   ------
Gross margin                           15,320    37.1     16,067    37.0      (747)    (4.6)

Selling, general and administrative    16,665    40.4     12,807    29.5     3,858     30.1
Research and development                2,464     5.9      3,069     7.1      (605)   (19.7)
Other                                      --     0.0        130     0.3      (130)  (100.0)
                                      -------   -----    -------   -----   -------   ------
Operating expenses                     19,129    46.3     16,006    36.9     3,123     19.5%
                                      -------   -----    -------   -----   -------   ------
Operating income (loss)               $(3,809)   (9.2%)  $    61     0.1%  $(3,870)    n.m.
                                      =======   =====    =======   =====   =======   ======

The following table summarizes our condensed consolidated operating results by business segment:

                                                    For the nine
                                                    months ended
                                                      July 31,
                                                 -----------------
                                                   2006      2005
                                                 -------   -------
                    Net revenue
                       Surgical business         $19,692   $19,101
                       Interventional business    21,560    24,324
                                                 -------   -------
                       Consolidated              $41,252   $43,425

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                    Gross margin
                       Surgical business         $11,291   $10,976
                       Interventional business     4,029     5,091
                                                 -------   -------
                       Consolidated              $15,320   $16,067

                    Gross margin percentage
                       Surgical business              57%       57%
                       Interventional business        19%       21%
                       Consolidated                   37%       37%

                    Operating (loss) income
                       Surgical business         $(1,052)  $ 1,517
                       Interventional business    (1,065)       65
                       Corporate and other        (1,692)   (1,521)
                                                 -------   -------
                       Consolidated              $(3,809)  $    61

The following table summarizes our interventional business net revenue by market:

                                                   For the nine
                                                   months ended
                                                     July 31,
                                                -----------------
                                                  2006      2005
                                                -------   -------
                    Cardiac rhythm management   $15,743   $19,113
                    Other                         5,817     5,211
                                                -------   -------
                       Total                    $21,560   $24,324

The following table summarizes our interventional business net revenue by product group:

                                                    For the nine
                                                    months ended
                                                      July 31,
                                                 -----------------
                                                   2006      2005
                                                 -------   -------
            Coils and helices                    $11,188   $13,050
            Stylets and other wireforms            6,362     7,598
            Machining, molding and tool making     2,931     2,723
            Other                                  1,079       953
                                                 -------   -------
               Total                             $21,560   $24,324

Interventional business net revenue decreased 11% to $21,560 in the first nine months of fiscal 2006 from $24,324 in the first nine months of fiscal 2005. The revenue decrease was entirely due to decreased revenue within our CRM market in the third quarter due to the factors provided in the third quarter discussion. Revenue from our interventional businesses' three largest customers decreased approximately $3,100 in the current year compared to the prior year, and collectively accounted for 77% and 81% of revenue in the first nine months of fiscal 2006 and 2005, respectively. Interventional business revenue from other markets increased $606 or 12% in the first nine months of fiscal 2006 compared to the prior year, driven by increased product sales into the neuro and vascular markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our surgical business net revenue by product group:

                                               For the nine
                                               months ended
                                                 July 31,
                                            -----------------
                                              2006      2005
                                            -------   -------
               Peri-Strips                  $ 6,733   $ 6,979
               Other biomaterial products     7,438     6,605
               Devices for microsurgery       2,711     2,052
               Surgical tools and other       2,810     3,465
                                            -------   -------
                  Total                     $19,692   $19,101

Revenue in our surgical business was $19,692 in the first nine months of fiscal 2006, an increase of $591 or 3% from the first nine months of fiscal 2005. The increase was largely driven by higher net selling prices due to the Transition, which increased surgical business revenue by 10%. Partially offsetting this increase were lower volumes of worldwide units sold, due largely to lower sales of Peri-Strips. In addition, our Biograft discontinuation had a 5% impact on surgical revenue, as revenue from Biograft in the first three quarters of fiscal 2005 totaled $1,050.

Worldwide net revenue from Peri-Strips, which includes revenue from PSD Veritas and PSD Circular, was $6,733 in the first nine months of fiscal 2006, a decrease of 4% from $6,979 in the first nine months of fiscal 2005. Lower domestic units sold in the first nine months of fiscal 2006, partially offset by higher selling prices, drove the revenue decrease.

Revenue from other biomaterial products increased 13% to $7,438 in the first three quarters of fiscal 2006. Higher net selling prices due to the Transition and a second quarter international list price increase, combined with a 9% worldwide sales unit increase, drove the current period revenue increase over the prior-year period.

Revenue from devices for microsurgery was $2,711 in the first nine months of fiscal 2006, an increase of $659 or 32% from $2,052 in the year-ago period. Driving this increase were increased Coupler sales and revenue from S&T instruments.

Our surgical tools and other product line decreased $655 or 19% to $2,810 in the first three quarters of fiscal 2006, primarily due to our fiscal 2005 discontinuation of the Biograft product line. Revenue from Biograft in the first nine months of fiscal 2005 totaled $1,050. Partially offsetting this was shipping revenue, which increased $350 to $592 in the first nine months of fiscal 2006, primarily due to the higher volume of individual shipments made due to the Transition.

Our consolidated gross margin was 37% in each of the first nine months of fiscal 2006 and 2005. Business unit mix increased the gross margin by approximately two percentage points, offset by a lower gross margin within our interventional business during the year-to-date fiscal period.

Gross margin in the interventional business decreased two percentage points to 19% in the first nine months of fiscal 2006 from 21% in the first nine months of fiscal 2005. The decrease in the current year gross margin was primarily attributable to product mix and higher overhead rates.

In our surgical business, the gross margin was 57% in each of the first three quarters of fiscal 2006 and 2005, respectively. The following shifts occurred within the surgical business gross margin for the current year:

     - Higher selling prices of certain of our products resulting from our ongoing Transition benefited the gross margin by approximately two percentage points.

     - In addition, our Biograft inventory liquidation and disposition adversely impacted the gross margin of fiscal 2005. The benefit of the current year compared to the prior-year quarter was approximately three percentage points.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     - Offsetting the above factors, lower production volumes, thereby resulting in higher overhead rates, lower utilization of manufacturing resources and higher scrap rates, decreased the gross margin by approximately five percentage points.

SG&A expense during the first nine months of fiscal 2006 was $16,665, an increase of $3,858 or 30% as compared to $12,807 in the first nine months of fiscal 2005, due primarily to costs related to the Transition of $2,711. In addition, $409 of the increase was related to our now discontinued colorectal clinical market evaluation using Veritas PSD. As a percentage of net revenue, SG&A expense was 40% in year-to-date period of fiscal 2006 as compared to 30% in the prior year period.

R&D expense decreased 20% during the first three quarters of fiscal 2006 to $2,464 from $3,069 during the prior-year period. This decrease was due to the timing and nature of various projects, most notably $354 related to two studies utilizing circular PSD Veritas within our surgical business during the first nine months of fiscal 2005.

During the first nine months of fiscal 2005, we recorded expense of $130 related to legal and other fees in connection with certain lawsuits filed against the Company, which were subsequently dismissed.

Due to the above factors, we have recorded an operating loss of $3,809 in the first nine months of fiscal 2006, as compared to operating income of $61 in the first nine months of fiscal 2005. Interest income increased to $953 in the first nine months of fiscal 2006 compared with $645 in the same period of fiscal 2005, primarily due to higher investment yields in the current-year period.

Our effective tax rate on a year to date basis is 45%. We recorded a benefit from income taxes of $1,283 in the first nine months of fiscal 2006 as compared to a provision for income taxes of $105 in the first nine months of fiscal 2005. Our effective tax rate in fiscal 2006 is expected to be sensitive to the level of tax-exempt interest income, R&D credits and other permanent items relative to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $8,985 at July 31, 2006 as compared to $8,183 at October 31, 2005, an increase of $802. The increase in cash was primarily related to changes in working capital in the first nine months of fiscal 2006.

Operating activities provided cash of $1,746 in the first nine months of fiscal 2006, as compared to providing cash of $3,055 during the first nine months of fiscal 2005. The decrease in cash provided by operating activities was largely due to our net loss in the fiscal 2006 period combined with an increase in deferred taxes driven by our net operating loss carryforward. Working capital provided cash of $1,758 in the first nine months of fiscal 2006, an increase of $1,972 over the prior year due to lower inventory and accounts receivable balances.

Investing activities used $1,654 of cash during the first three quarters of fiscal 2006 compared to $12,812 in the prior-year period. In fiscal 2006, we recorded net purchases of $344 in short-term investments, as compared to $9,114 in the prior-year period. We also recorded $1,111 in purchases of property, plant and equipment in the current period, a decrease from $2,567 in the first nine months of fiscal 2005. In fiscal 2005, we also used $986 of cash for the purchase of substantially all of the operating assets of Neuroregen, LLC.

Financing activities provided $710 of cash during the first nine months of fiscal 2006, all of which are proceeds from stock-based compensation plans. Financing activities provided cash of $766 in the first three quarters of fiscal 2005.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment ("SFAS 123R"). SFAS No. 123R revises SFAS No. 123 and requires entities to recognize compensation expense for all share-based payment transactions in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123R requires a company to record compensation expense for all awards granted after the date of adoption of SFAS No. 123R and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123R was effective for the Company as of November 1, 2005. As of November 1, 2005, only options held by non-employee directors remained unvested and $136 of compensation expense related to the unvested portion of these options was recorded during the nine months ended July 31, 2006.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," ("FIN 48") which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of November 1, 2007. The Company is currently in the process of evaluating the impact of the adoption of FIN 48.

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

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in our internal controls or in other factors during the fiscal quarter covered by this report which have materially affected, or are reasonably likely to materially affect, and internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the parties' distribution agreement. We have formally disputed the distributor's claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. The arbitration for this matter is now currently scheduled for January 2007. The Company is unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings and have not recorded a liability in our consolidated condensed balance sheet. As of July 31, 2006, the Company had accounts receivable of $449,000 from this distributor pertaining to sales prior to the commencement of the arbitration action.

On August 18, 2006, we initiated a patent infringement action in U.S. District Court for the District of Minnesota against Cook Group, Inc., an Indiana-based company. The action alleges infringement of U.S. Patent No. 5,752,965 "Apparatus and Method for Producing a Reinforced Surgical Fastener Suture Line," which covers certain surgical business technology. We intend to vigorously protect our intellectual property, however, there can be no assurances our action will prevail at this early stage.

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

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

     4.1 Rights Agreement, dated as of June 1, 2006, between Synovis Life Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated June 1, 2006 (File No. 0-13907)).

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

                                        SYNOVIS LIFE TECHNOLOGIES, INC.


Dated: September 7, 2006                /s/ Brett Reynolds
                                        ----------------------------------------
                                        Brett Reynolds
                                        Vice President of Finance,
                                        Chief Financial Officer
                                        and Corporate Secretary
                                        (Principal Financial Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.

INDEX TO EXHIBITS

     4.1 Rights Agreement, dated as of June 1, 2006, between Synovis Life Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated June 1, 2006 (File No. 0-13907)).


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