Form 10-K
period 2006-10-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2007-01-12
CIK 780127

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K




    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
            EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006
                                             OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM            TO



                         COMMISSION FILE NUMBER: 0-13907




                                  ------------


                         SYNOVIS LIFE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)



                                  ------------





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



                                  ------------





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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer [ ]   Accelerated Filer [X]   Non-accelerated filer [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     As of April 30, 2006, 11,992,367 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Registrant's outstanding Common Stock (based upon the last reported sale price of the Common Stock on that date by the Nasdaq Global Market), excluding outstanding shares owned beneficially by executive officers and directors, was approximately $115,039,683.

     As of January 5, 2007, 12,136,177 shares of the Registrant's Common Stock were outstanding.

     Part III of this Annual Report on Form 10-K incorporates by reference (to the extent specific sections are referred to herein) information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held March 8, 2007 (the "2007 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

REGISTERED TRADEMARKS:

     APEX Processing(R), Peri-Strips(R), Peri-Strips Dry(R), Peri-Strips Dry(R) with Veritas(R), Dura-Guard(R), Vascu-Guard(R), Supple Peri-Guard(R), Peri-Guard(R), Flo-Rester(R), Flo-Thru Intraluminal Shunt(R), Veritas(R), Navi-Glide(TM), Neurotube(R) and Synovis(R) are trademarks of the Company.

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

     Our interventional business develops, engineers, prototypes and manufactures coils, helices, stylets, guidewires and other complex micro-wire, polymer and micro-machined metal components used in minimally invasive devices for cardiac rhythm management, neurostimulation, vascular and other procedures. In addition, our interventional business designs and develops proprietary technology platforms which can be adapted for our customers.

     Operations that are not included in either of the operating segments are reported in the category "corporate and other." The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, primarily the costs of operating a public company and the estimated time of management personnel in support of corporate activities.

  HISTORY

     Synovis Life Technologies, Inc. was incorporated in July of 1985. In 1985, the Company was spun-off to the shareholders of its then parent company, thereafter operating as a separate public company.

     In 1998, we acquired Jer-Neen Manufacturing Co., Inc., which serves as the foundation of our present interventional business and in 2001 changed Jer-Neen's name to Synovis Interventional Solutions, Inc.

     In 2001, we acquired Micro Companies Alliance, Inc. ("MCA"), a Birmingham, Alabama company that provides products to the niche microsurgery market. MCA's surgical products, among others, include the Microvascular Anastomotic Coupler, a patented technology for connecting small veins and arteries faster, easier and as effectively as conventional suturing. MCA's name has been changed to Synovis Micro Companies Alliance, Inc. MCA's operating results are included within our surgical business reporting segment.

     In 2002, our wholly-owned subsidiary Synovis Interventional Solutions, Inc. acquired Emtech, Inc., a privately held company with manufacturing capabilities in injection molding, computer numerical control machining and tool building. Subsequently, we expanded the capabilities of this business to include micro machining, which serves the medical device, biotechnology, and precision OEM markets. The former operations of Emtech have been merged with Synovis Interventional Solutions, Inc.

     In 2003, Synovis Caribe, Inc., a wholly owned subsidiary of Synovis Interventional Solutions, Inc., commenced operations in Dorado, Puerto Rico. We believe this facility provides us a strategic and tactical advantage, in addition to increasing the manufacturing capacity of our interventional business.

     In 2003, we completed a $39,000,000 private placement of 1,500,000 shares of our common stock to institutional and other accredited investors. Net proceeds were approximately $36,500,000 after deducting closing costs and related placement fees.

     During fiscal 2006, our surgical business transitioned from third-party distribution to a direct sales force in the U.S. market for all products except devices for microsurgery. We believe a direct sales force provides us with the best avenue to maximize the revenue potential of our current and future market opportunities.

     Our principal executive offices are located at 2575 University Avenue W., St. Paul, Minnesota 55114-1024. We can be contacted by telephone at (651) 796-7300, by facsimile at (651) 642-9018, or by electronic mail at info@synovislife.com. Our website is www.synovislife.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     For financial information regarding our industry segments, please refer to
Note 4 to our consolidated financial statements under Item 8 of this report.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     The table below summarizes the revenue contributed by our significant products or product lines for the periods indicated.


                                                 YEARS ENDED OCTOBER 31,
                                      ---------------------------------------------
                                           2006            2005            2004
                                      -------------   -------------   -------------
                                                     ($ IN THOUSANDS)


NET REVENUE:
Biomaterial Products
  Peri-Strips.......................  $ 9,728    18%  $ 8,927    15%  $11,860    22%
  Other Biomaterial Products........   10,262    18%    8,966    15%    8,934    16%
Devices for Microsurgery............    3,845     7%    2,796     4%    1,748     3%
Surgical Tools and Other............    3,908     7%    4,304     7%    4,245     8%
                                      -------   ---   -------   ---   -------   ---
Total Surgical Business.............   27,743    50%   24,993    41%   26,787    49%
                                      =======   ===   =======   ===   =======   ===
Coils and Helices...................   14,765    26%   19,657    33%   14,690    27%
Stylets and Other Wireforms.........    8,315    15%   10,210    17%    8,553    15%
Machining, Molding and Tool Making..    3,712     7%    3,938     7%    3,060     6%
Other...............................    1,300     2%    1,458     2%    1,954     3%
                                      -------   ---   -------   ---   -------   ---
Total Interventional Business.......   28,092    50%   35,263    59%   28,257    51%
                                      =======   ===   =======   ===   =======   ===
  Total Net Revenue.................  $55,835   100%  $60,256   100%  $55,044   100%
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

     Our biomaterial products are produced from bovine pericardium. Many of the product characteristics and competitive advantages are derived from the pericardium's collagen composition. Collagen, a fibrous protein, makes the pericardium durable and provides superior handling characteristics similar to autologous tissue. Host cells infiltrate the collagen matrix scaffold, allowing the biomaterial product to integrate into the host tissue. The bovine pericardium is processed using proprietary and patented technologies.

     Peri-Strips. Peri-Strips are a biomaterial stapling buttress used as reinforcement at the surgical staple line to reduce the risk of potentially fatal leaks, most significantly in gastric bypass surgery, a treatment for morbid obesity, as well as in certain thoracic procedures. Peri-Strips accounted for 35% of our surgical business' revenue in fiscal 2006, compared to 36% in fiscal 2005.

     We have two tissue platforms for our linear Peri-Strips products. Our PSD Apex product is a permanent technology in which the buttress permanently remains with the staple line. Our PSD Veritas product incorporates our Veritas remodelable tissue platform, which becomes the histological equivalent of the host tissue over time. Due to differing attributes between the Peri-Strips and PSD Veritas and varying surgeon preference of those attributes, we expect there to be a market for both products going forward.

     In addition to our linear buttresses, we introduced our PSD Veritas Circular buttress in mid-fiscal 2006. Our PSD Circular product utilizes our Veritas remodelable technology, and is currently being marketed in bariatric surgery and is available on a controlled basis in colorectal surgery. We are presently collecting clinical data for marketing purposes to support the use of the product in the colorectal indication.

     Peri-Strips are also utilized in certain thoracic surgeries and are proven to reduce bleeding and air leaks at the staple line. Introduced in 1994 as a stapling buttress for Lung Volume Reduction Surgery ("LVRS"), Peri-Strips are used in a variety of thoracic procedures in addition to LVRS, including: blebectomies, bullectomies, wedge resections, segmentectomies, and lobectomies.

     Other Biomaterial Products. Our other biomaterials product group includes Tissue-Guard and Veritas. Our Tissue-Guard product line is used to repair and replace damaged tissue in cardiac, vascular, thoracic, abdominal and neuro surgeries. Other Biomaterial products accounted for 37% of our surgical business' revenue for fiscal 2006, compared to 36% during fiscal 2005.

     Our Veritas product line has Food and Drug Administration ("FDA") market clearance for use in pelvic floor reconstruction, stress urinary incontinence treatment, vaginal and rectal prolapse repair, hernia repair as well as soft tissue repair. Veritas is remodelable, as demonstrated in animal studies with the formation of new blood vessels and host cell in-growth occurring into the Veritas patch in as early as 28 days.

  Devices for Microsurgery

     In addition to our biomaterial products, our surgical business offers devices for microsurgery. The primary device within this product group is the Microvascular Anastomotic Coupler (the "Coupler"), a patented mechanical anastomotic product comprised of a pair of implantable, single-use rings. The Coupler is available in seven sizes, ranging from 1.0mm to 4.0mm in diameter, in half millimeter increments. The Coupler enables microsurgeons in numerous surgical specialties, including plastic and reconstructive, head and neck, orthopedic and hand, to perform highly effective anastomotic microsurgical procedures (the connecting of small veins or arteries) faster, more easily and as or more dependably than traditional suture or sleeve anastomosis. In addition to the Coupler, we have several other products within the microsurgery market, including the Neurotube, a device designed to assist in the reconnection of severed nerves. We also distribute two product lines for other companies in the microsurgery market. In March 2006, we entered into an agreement to be the exclusive U.S. distributor of the S&T microsurgery instrument product line. We also distribute the Varioscope, an optical system combining a miniaturized high-end microscope with the freedom of movement of a head-mounted system, in the U.S. for Life Optics(R) Corporation.

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

     Presently, two large private companies (W.L. Gore & Associates, Inc. and Cook Group, Inc.) offer buttress products that compete with Peri-Strips. We also face indirect forms of competition, which include alternate surgical techniques such as oversewing the staple line and alternative bariatric procedures such as gastric banding. There can be no assurance that competing products or indirect forms of competition will not achieve greater acceptance or that future products or alternative treatments for morbid obesity will not offer similar or enhanced performance advantages.

     Synthetic materials may be cheaper to produce and to the extent that comparable synthetic materials are available and effective in surgical procedures, we face significant price competition for our biomaterial products. There are other multi-purpose patches made from bovine and other types of animal tissue that compete with our products. We do not believe that these alternative bovine pericardium products have specific FDA marketing clearance for all surgical specialty markets in which we compete. Cadaveric tissue from tissue banks or from commercial distributors is sometimes utilized in neurological surgery and urologic procedures.

     We believe that the collagen characteristics exclusive to our biologic tissue, the strength of the multi-directional fibers of the pericardial substrate, the special configuration of our biomaterial products, and the proprietary tissue-fixation and purification processes we employ, offer significant benefits in product performance over cadaveric tissue and synthetic materials.

     Patent protection of our key products and manufacturing processes is an important component of our competitive position. The method by which Peri-Strips are attached to surgical staplers offers an ease of use advantage and is patent protected with regard to any and all materials. In addition, the manufacturing process for our remodelable Veritas product is patented. Our new Peri-Strips circular stapler buttress is also patented with regards to the use of any material as a buttress on a circular stapler as well as the method of application.

  Description of the Interventional Business

     Our interventional business develops and manufactures medical components and devices for the interventional treatment of disease. We provide contract manufacturing, new product development, quick-turn prototyping, micro-coiling, wire forming and grinding, precision machining, polymer injection molding, laser processing and assembly. Our interventional business' products are sold primarily to other medical device manufacturing companies who incorporate them into their own products. In addition, our interventional business designs and develops proprietary technology platforms which can be adapted for our customers.

     Coils and Helices. Micro precision coils are intricately complex precision wire components, normally comprised of several strands of specialty wire materials wound into specific configurations. These coils are manufactured utilizing proprietary processes and typically involve the use of specialty metals such as medical grade stainless steel, silver, platinum, and various other metal alloys. These micro coils are used to carry the electrical signal from the pulse generator to the point of stimulation or signal detection within the patient's body. A subcategory of coils is called helices, which compose the distal portion of many pacing and defibrillation leads that are used to actively fix the lead tip to the endocardium of the heart.

     Stylets and Other Wireforms. Stylets and other critically defined delivery devices are produced through the application of proprietary processes using medical grade stainless steel and plastic cap and body components. Stylets are typically used in the placement of cardiovascular and neurostimulation leads.

     Machining, Molding and Tool Making. Machining, molding and tool making provides micro-machining, polymer injection molding, micro-molding and CNC machining services for customers in the medical device, biotechnology, instrumentation and electronics industries.

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

     The primary medical device companies involved in the interventional cardiac and neurological markets include Boston Scientific Corporation, Johnson and Johnson Cordis, Medtronic and St. Jude Medical. In addition, numerous early stage companies are pursuing new technologies in cardiovascular and interventional medicine. We anticipate that the cardiovascular and interventional medicine industry will continue to experience significant consolidation as major industry participants acquire early stage companies. Although there can be no assurance, we believe that this consolidation will not hinder our interventional segment's growth opportunity because we expect the major participants to continue to seek multiple supply sources for critical device components such as those we offer.

  INTELLECTUAL PROPERTY

  Surgical Business

     Our surgical business technology is protected by patents, trade secrets, and proprietary know-how. We also protect our technology through confidentiality agreements with employees, consultants and other parties. Supple Peri-Guard, which is used in the manufacture of the majority of our Tissue-Guard products, is protected exclusively by trade secrets. We hold United States patents related to Peri-Strips and Veritas Collagen Matrix. One of our patents on Peri-Strips includes provisions for the method of application of any material -- biological or synthetic -- to the surgical stapler. In addition, our Peri-Strips circular stapler buttress is patented with regards to the use of any material as a buttress on a circular stapler as well as the method of application. We also have the exclusive, worldwide, perpetual license to make, use and sell our Coupler products, which are patent protected. In addition, we hold a patent related to our Neurotube product line.

  Interventional Business

     We rely primarily on trade secret protection for our interventional business processes. We seek to practice a strict trade secret discipline with all employees, consultants, customers and other parties. We also maintain a confidentiality protocol on behalf of each of our customers, consistent with the business sensitivity to customer expectations and needs. The technology and equipment used in the interventional product manufacturing process represents a combination of proprietary know-how with adaptation and development of readily available components and equipment. In addition, our interventional business utilizes patent protection for our proprietary technology platforms and we hold two such United States patents -- one for a steerable stylet delivery system and another for an adjustable stiffness stylet delivery system.

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

     Prior to fiscal 2006, our surgical business sold almost all of its products through a combination of third-party distributors and independent sales representatives. During fiscal 2006, our surgical business transitioned from third-party distribution to a direct sales force in the U.S. market for all products except devices for microsurgery (the "Transition"). We believe the transition to a direct sales force provides us with the best avenue to maximize the revenue potential of our current and future market opportunities.

     As a result of the Transition, we have higher average selling prices due to selling our products at hospital list price as opposed to previously selling to stocking distributors at a discount from list price or reducing sales by independent commission expense. Offsetting the higher average selling prices during fiscal 2006 were commissions paid to former stocking distributors which served as independent sales representatives as part of their Transition agreements. These commissions were paid on sales in their territories for a contracted period of time after they ceased to be a stocking distributor. Most of our domestic distributors completed the independent sales representatives phase by the fourth quarter of fiscal 2006, with the remaining representatives doing so in the first quarter of fiscal 2007.

     In October 2006, we announced that we have signed an agreement with Caldera Medical, Inc., a women's health company, under which Caldera will distribute Veritas in urology, gynecology and urogynecology markets in the United States and several worldwide markets. Caldera, with over 100 sales managers and independent sales representatives focused on these markets, will distribute the product under their brand Hydrix(TM) XM.

  Interventional Business

     Our interventional business strategy is to proactively build significant business relationships with both large participants and early development firms in major markets, including cardiac rhythm management ("CRM"), neurostimulation and vascular intervention. The primary marketing strategy is to provide a rapid, flexible and creative response to customer needs, coupled with state of the art, high quality production. Additionally, we seek to differentiate ourselves from competitors by promoting our custom development and engineering capabilities, supported by a dedicated engineering and technical staff, and extensive medical device experience among our professional employees. The utilization of these highly technical solutions and timely, effective delivery of development prototypes is believed to provide a key competitive advantage to both the customer and our interventional business. All of our interventional facilities are ISO 13485:2003 certified to provide our customers with the technical knowledge necessary to assist them in developing and producing a quality medical device.

     Information regarding our significant customers is included in Note 10 to our consolidated financial statements under Item 8 of this report.

  ADDITIONAL INFORMATION REGARDING THE SURGICAL AND INTERVENTIONAL BUSINESSES

  Backlog

     Based on experience, we believe that backlog is not a meaningful predictor of future revenue levels in either of our businesses.

  Raw Materials

     We acquire bovine pericardium for use in our biomaterial product line from United States Department of Agriculture ("USDA") inspected meat-packing facilities. The supply of other raw materials, including wire, precious metals and plastics required for our products and in our manufacturing activities, is currently adequate. We have not experienced any product shortages arising from interruptions in the supply of any raw materials or components, and have identified alternative sources of supply for significant raw materials and components. Although several vendors may exist for these raw materials, our interventional business may be constrained to use only those vendors approved by our customers, and accordingly are at times single sourced.

  Research and Development

     As a component of our business strategy, we continue to make a significant investment in research and development ("R&D") as well as new product design and engineering in both our surgical and interventional businesses. Our consolidated R&D expense for fiscal 2006, 2005 and 2004 was $3,383,000, $3,839,000 and
$4,072,000, respectively.

     The R&D activities our surgical business expects to advance in fiscal 2007 include expanding our product offering for our Peri-Strips circular stapler buttress, new indications for Veritas and advancing the technology of the Coupler.

     In fiscal 2007, our interventional business' R&D initiatives will continue to focus on designing and developing technology platforms for a steerable stylet and an articulating guidewire. The steerable stylet technology is directed for use in placement of CRM and neurostimulation leads. The articulating guidewire is intended to have applications in the peripheral and cardio-vascular market segments as well as other tubular anatomy of the body such as urological, gynecological and colorectal systems. We expect to advance these and other technologies to indications where they could be adapted to deliver devices and therapy.

  GOVERNMENTAL REGULATION

  General

     Our businesses operate in a medical device marketplace subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping and surveillance procedures for medical devices.

  Food and Drug Administration

     FDA regulations classify medical devices based on perceived risk to public health as either Class I, II or III devices. Class I devices are subject to general controls, Class II devices are subject to special controls and Class III devices are subject to pre-market approval ("PMA") requirements. While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices to be cleared by a 510(k) pre-market notification prior to marketing. 510(k) establishes that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 became effective. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If the product is notably new or different and substantial equivalence cannot be established, the FDA will require the manufacturer to submit a PMA application for a Class III device that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The process of obtaining PMA approval can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all. The FDA controls the indicated uses for which a product may be marketed and strictly prohibits the marketing of medical devices for unapproved uses. The FDA can withdraw products from the market for failure to comply with laws or the occurrence of safety risks.

     All of our surgical business products and the interventional business Navi-Glide steerable stylet have been classified as Class II medical devices and have received 510(k) marketing clearance from the FDA. For our interventional components, our customers are responsible for obtaining FDA market approval for their final devices, of which our products are components of.

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

  THIRD PARTY REIMBURSEMENT

     The availability and level of reimbursement from third-party payers for use by surgeons is significant to our business. Our surgical products are purchased primarily by hospitals and other end-users, while the interventional business' component products are sold directly to medical device manufacturers who in turn, sell finished medical devices to hospitals and other end-users. Hospitals and end-users of such products bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private health insurance plans and managed care organizations, reimburse all or part of the costs and fees associated with the procedures utilizing our products and/or components.

     In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators, and regulators and third party payers to curb these costs. The development or increased use of more cost effective treatments for diseases could cause such payers to decrease or deny reimbursement for surgeries or to favor non-surgical alternatives to those surgical procedures currently utilizing our surgical products. A significant number of Americans enroll in some form of managed care plan. Higher managed care utilization typically drives down the payments for health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. We cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payer measures within a constantly changing healthcare landscape may have on our future business, financial condition or results of operations.

  EMPLOYEES

     On October 31, 2006, we employed approximately 390 full-time and part-time individuals, with approximately 180 employees in our surgical business and 210 in our interventional business. Our employees are not represented by a union, and we consider our relationship with our employees to be good.

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

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE SIGNIFICANT CHANGES THAT ACCOMPANY FLUCTUATIONS IN BUSINESS UNIT REVENUES.

     Our revenues have fluctuated significantly over the past several years. Our interventional business revenue decreased 20 percent in fiscal 2006 compared to fiscal 2005, while increasing 25 percent in fiscal 2005 compared to fiscal 2004. Such variations are difficult to precisely predict and are expected to continue in the future. There can be no assurance that we can manage the significant challenges that accompany such fluctuations in business unit revenue, including alignment of infrastructure to match revenue levels, appropriate staffing levels, and manufacturing flexibility. In addition, there can be no assurance that we will be able to identify and successfully consummate acquisitions, develop new products and applications, and increase market acceptance of our products.

WE FACE SIGNIFICANT COMPETITION FROM ESTABLISHED COMPETITORS IN THE MEDICAL DEVICE INDUSTRY.

     We face intense competition. The medical device industry is highly competitive and characterized by rapid innovation and technological change. We expect technology to continue to develop rapidly, and our success will depend to a large extent on our ability to maintain a competitive position with our technology. There can be no assurance that we will be able to compete effectively in the marketplace or that products developed by our competitors will not render our products obsolete or non-competitive. Similarly, there can be no assurance that our competitors will not succeed in developing or marketing products that are viewed by surgeons as providing superior clinical performance and/or are less expensive relative to the products we currently market or may develop.

     Established companies manufacture and sell products that compete with each of our products or capabilities. Some of the companies with whom we compete have greater sales and/or distribution capabilities, substantially greater capital resources, larger marketing, research and development staffs and larger facilities. In addition, many of our competitors offer broader product lines within our specific product markets. Broad product lines may give our competitors the ability to negotiate exclusive, long-term medical product or interventional supply contracts and the ability to offer comprehensive pricing for their products, including those that compete with our products or capabilities. There can be no assurance that we will be able to compete effectively with such manufacturers.

WE TRANSITIONED TO A DIRECT SALES FORCE IN THE U.S. MARKETS FOR MOST OF OUR SURGICAL PRODUCTS.

     During fiscal 2006, our Surgical business transitioned to a direct sales force in the U.S. market for all products except devices for microsurgery. We believe a direct sales force provides us with the best avenue to maximize the revenue potential of our current and future market opportunities. There can be no assurance, however, that this strategy will result in the desired outcome of increasing sales volumes.

WE ARE DEPENDENT ON THREE CUSTOMERS FOR A LARGE PERCENTAGE OF THE SALES IN OUR INTERVENTIONAL BUSINESS.

     Three customers account for a large percentage of the sales of our interventional business. Collectively, they represented 76% and 83% of this business segment's revenue for the years ended October 31, 2006 and 2005, respectively. We provide multiple products to these customers, some of which individually provide for a significant percentage of interventional business revenues. There can be no assurance that we will be able to maintain our relationship with each of these significant customers, or, in the event of a deterioration or termination of the relationship, that we will be able to achieve the same sales levels with new or existing customers. The significant reduction in sales to or loss of one of these customers or products could materially adversely affect our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO ADEQUATELY ENFORCE OR PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR TO PROTECT OURSELVES AGAINST THE INFRINGEMENT CLAIMS OF OTHERS.

     We protect our surgical business technology through patents, trade secrets, and proprietary know-how. We also seek to protect our technology through confidentiality agreements with employees, consultants and other parties. We rely largely on trade secret protection for our interventional business processes, although we have sought and will continue to seek patent protection for proprietary technology platforms where applicable. Our interventional business holds two such United States patents -- one for a steerable stylet delivery system and another for an adjustable stiffness stylet delivery system.

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

     On August 18, 2006, we initiated a patent infringement action against Cook Group, Inc., alleging infringement of U.S. Patent No. 5,752,965 "Apparatus and Method for Producing a Reinforced Surgical Fastener Suture Line," which covers certain surgical business technology. On October 17, 2006, two subsidiaries of Cook Group filed suit against us, seeking a declaratory judgment that the products sold by these entities do not infringe the '965 patent, and that the claims of the '965 patent are invalid and / or unenforceable.

     This litigation, as well as any future litigation, regardless of the outcome, could result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Litigation may also be necessary to enforce patents issued to us and license agreements entered into by us, to protect our trade secrets or know-how or to determine the enforcement, scope and validity of the proprietary rights of others. An adverse determination in these proceedings or any future proceeding could subject us to significant liabilities or require us to seek licenses or pay royalties that may be substantial. Furthermore, there can be no assurance that the necessary licenses would be available to us on satisfactory terms, if at all. Accordingly, an adverse determination in these proceedings or any future judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, which, in turn, would have a material adverse effect on our business, financial condition and results of operations.

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

BECAUSE OUR BIOMATERIAL PRODUCTS ARE MANUFACTURED FROM BOVINE PERICARDIUM, PERCEPTIONS ABOUT BOVINE SPONGIFORM ENCEPHALOPATHY MAY IMPACT OUR SALES.

     Under the direction of the USDA, the U.S. government has had an active program of surveillance and import controls since the late 1980s designed to prevent the introduction of Bovine Spongiform Encephalopathy ("BSE") into U.S. cattle. The USDA program includes certain feed restrictions begun in 1997. The World Health Organization has categorized the levels of BSE infectivity of tissue. This characterization places pericardium (which primarily consists of collagen) as having no detectable infectivity, the lowest risk category. The European authorities have specifically reviewed our biomaterial sourcing and manufacturing processes and have also certified our bovine pericardium products.

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

     Our Dura-Guard product has not been approved for sale in France, nor are any of our bovine-based products currently approved for sale in Japan or Taiwan. Effective August 2006, the government of China began prohibiting the sale of bovine-based products. We understand that regulatory approvals will not be granted in the present environment within those countries for use of animal derived products, including bovine pericardium, unless traceability to the specific source can be established. Total international sales of our bovine-based products accounted for 6.3% and 5.3% of our consolidated net sales for the year ended October 31, 2006 and 2005, respectively, and increased 11% in the current year. Any prohibition by certain other countries of bovine pericardium products as a result of concerns related to BSE could have an adverse effect on our ability to maintain or grow international sales of these products.

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

     Our surgical products are purchased primarily by hospitals and other end-users, and we sell our interventional component products directly to medical device manufacturers who, in turn, sell finished medical products to hospitals and other end-users. Hospitals and end-users of our products bill various third-party payers, including government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Third-party payers may deny reimbursement if they determine that a procedure was not in accordance with established third-party payer protocol regarding treatment methods. Our surgical products are covered by procedure costs as a component of the overall surgical procedure reimbursement obtained from the third-party payer.

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

     One of our growth strategies is the acquisition of complementary businesses and technologies. We may not be able to identify suitable acquisition candidates, or if we do, we may not be able to make such acquisitions on commercially acceptable terms. If we make acquisitions, a significant amount of management time and financial resources may be required to complete the acquisition and integrate the acquired business into our existing operations. Even with this investment of management time and financial resources, an acquisition may not produce the anticipated revenue, earnings or business synergies. Acquisitions involve numerous other risks including: assumption of unanticipated operating problems or legal liabilities, problems integrating the purchased operations, technologies or products, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, and potential loss of customers or key employees of acquired businesses.

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

ITEM 1B -- UNRESOLVED STAFF COMMENTS

     None.

ITEM 2 -- PROPERTIES

     We have a lease for our corporate headquarters and surgical business, totaling 65,000 square feet, located at 2575 University Ave. W., St. Paul, Minnesota. The lease expires on December 31, 2008, and the base rent is currently $688,000 annually.

     We also have leases on three facilities for its interventional business totaling 33,000 square feet at 471 and 475 Apollo Drive, Lino Lakes, Minnesota.

     - The first lease for 25,000 square feet commenced December 1, 1997 and is scheduled to expire on September 30, 2007. The base rent is approximately $113,000 annually.

     - The base rent of the second lease for 4,000 square feet, which commenced April 1, 1999 and expires on March 31, 2009, is approximately $19,000 annually.

     - The base rent of the third lease for 4,000 square feet, which commenced on December 1, 2003 and expires on March 31, 2009, is approximately $27,000 annually.

     We lease approximately 22,700 square feet for our interventional business' Caribe facility at Road 693, Km. 7.3, Dorado, Puerto Rico. The base rent of this lease, which commenced January 1, 2003 and expires February 28, 2008, is approximately $107,000 annually.

     We lease approximately 3,750 square feet for our surgical business' MCA facility at 439 Industrial Lane, Birmingham, Alabama. The base rent of this lease, which commenced July 1, 2005 and expires June 30, 2008, is approximately $36,000 annually.

     We pay apportioned real estate taxes and common costs on our St. Paul and Lino Lakes leased facilities.

     We also own a 20,000 square foot manufacturing facility used in our interventional business, located at 400 Apollo Drive, Lino Lakes, Minnesota.

ITEM 3 -- LEGAL PROCEEDINGS

     In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the parties' distribution agreement. We have formally disputed the distributor's claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. The arbitration for this matter is now currently scheduled for January 2007. The Company is unable to evaluate the likelihood of prevailing in these cases at this stage of the proceedings and has not recorded a liability in our consolidated balance sheet. As of October 31, 2006, the Company had accounts receivable of $449,000 from this distributor pertaining to sales prior to the commencement of the arbitration action, plus interest receivable of $91,000. We have substantially reserved for these receivables.

     On August 18, 2006, we initiated a patent infringement action in U.S. District Court for the District of Minnesota against Cook Group, Inc., an Indiana-based company. The action alleges infringement of U.S. Patent No. 5,752,965 "Apparatus and Method for Producing a Reinforced Surgical Fastener Suture Line," which covers certain surgical business technology. On October 17, 2006, two subsidiaries of Cook Group, Inc., Cook Biotech Incorporated and Cook Medical Incorporated filed suit against the Company in U.S. District Court for the Southern District of Indiana, seeking a declaratory judgment that the products sold by these entities do not infringe the '965 patent, and that the claims of the '965 patent are invalid and / or unenforceable. A hearing before a magistrate has been scheduled in January 2007 to consider consolidation and venue issues for these cases. We intend to vigorously protect our intellectual property, however because of the early stage of these actions, there can be no assurance that we will prevail in this litigation.

     From time to time, we may become involved in routine litigation incidental to our business. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that our risk management practices, including our insurance coverage, are reasonably adequate to protect against potential material product liability losses.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers, their ages, and the offices they held as of October 31, 2006 are as follows:


NAME                        AGE                     TITLE
----                        ---                     -----


Karen Gilles Larson......    64   Chief Executive Officer and Director
Richard W. Kramp.........    61   President
David A. Buche...........    45   Vice President and COO of Synovis
                                  Surgical Innovations
Michael K. Campbell......    55   President of Synovis Micro Companies
                                  Alliance, Inc.
Mary L. Frick............    53   Vice President of
                                  Regulatory/Clinical/Quality Affairs
B. Nicholas Oray, Ph.D...    55   Vice President of Research and
                                  Development
Brett A. Reynolds........    38   Chief Financial Officer, Vice President
                                  of Finance and Corporate Secretary


     Karen Gilles Larson. Ms. Larson has served as Chief Executive Officer of the Company since July 1997 and as a Director of the Company since August 1997. Ms. Larson served as President of the Company from July 1997 to June 2006. Prior to July 1997, Ms. Larson held the positions of Chief Financial Officer of the Company from December 1990, Vice President of Finance from 1989, and Secretary of the Company from November 1991. Ms. Larson served as the Director of Finance and Administration of the Company from April 1989 to December 1989. Ms. Larson retired as CEO effective January 2, 2007.

     Richard W. Kramp. Mr. Kramp was named Chief Executive Officer of the Company effective January 3, 2007. Mr. Kramp has served as President of Synovis Life Technologies, Inc. since June 2006. From August 2004 to May 2006, he served as President and Chief Operating Officer of the Company's interventional business. Prior to joining the Company, Mr. Kramp most recently served as the President and Chief Operating Officer of Medical CV, Inc. From 1988 to 2003, Mr. Kramp served as President and Chief Operating Officer, and then President and Chief Executive Officer, as well as a Board Member at ATS Medical. From 1978 to 1988, Mr. Kramp held sales and marketing positions at St. Jude Medical, serving as Vice President of Sales and Marketing from 1981 to 1988. Earlier, Mr. Kramp held sales management positions with Life Instruments, Inc., and engineering positions with Cardiac Pacemakers, Inc., now part of Boston Scientific Corporation. Mr. Kramp has also served on the boards of C.A.B.G., Inc., Enpath Medical, Inc., Optical Sensors and the Lillehei Surgical Society.

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

     Michael K. Campbell. Mr. Campbell has served as President of Synovis Micro Companies Alliance since the acquisition date of MCA by the Company in July 2001. Prior to the acquisition he was President and CEO of MCA from July 2000 through July 2001. From June 1999 to May 2000, Mr. Campbell served as Executive Vice President of PrimeSource Surgical, a specialty medical products distributor. From 1979 to June 1999, he was with Futuretech, Inc., a specialty medical distribution company serving the southeastern United States, and served as principal board member and Vice President.

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

     Brett A. Reynolds. Mr. Reynolds has served as Chief Financial Officer, Vice President of Finance and Corporate Secretary since April 2005. Prior to April 2005, Mr. Reynolds served as Director of Finance from September 2003. From October 2001 to September 2003, Mr. Reynolds served in several financial positions at Chiquita Processed Foods, LLC, a division of Chiquita Brands International, ultimately serving as Corporate Controller. From 1991 to 2001, Mr. Reynolds held a series of audit, accounting and consulting positions with Deloitte and Touche LLP and Arthur Andersen LLP.

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK INFORMATION

  PRICE RANGE

     Our common stock is currently traded on the Nasdaq Global Market under the symbol "SYNO." The following table sets forth, for each of the fiscal periods indicated, the range of high and low closing sale prices per share as reported by the Nasdaq Global Market. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.


                                                      2006             2005
                                                 --------------   --------------
QUARTER ENDED                                     HIGH     LOW     HIGH     LOW
-------------                                    ------   -----   ------   -----


January 31.....................................  $10.92   $8.14   $12.47   $9.12
April 30.......................................   10.70    9.32    11.68    8.60
July 31........................................   10.65    8.49     9.22    7.65
October 31.....................................    8.97    7.01    11.00    8.40


  DIVIDENDS

     We have not declared or paid any cash dividends on our common stock since inception, and our Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future.

  SHAREHOLDERS

     As of November 30, 2006, there were approximately 5,500 beneficial owners and 900 registered shareholders of our common stock.

  SALES OF UNREGISTERED SECURITIES

     None.

  PURCHASES OF EQUITY SECURITIES

     None.

ITEM 6 -- SELECTED FINANCIAL DATA

SUMMARY STATEMENTS OF INCOME DATA


                                              FOR THE YEAR ENDED OCTOBER 31,
                                     -----------------------------------------------
                                       2006      2005      2004      2003      2002
                                     -------   -------   -------   -------   -------
                                           (IN THOUSANDS EXCEPT PER SHARE DATA)


Net revenue........................  $55,835   $60,256   $55,044   $57,989   $39,962
Gross margin.......................   21,648    21,820    22,495    25,430    19,004
Operating income (loss)............   (4,179)       36     1,557     7,348     4,550
Net income (loss)..................   (1,481)      883     1,278     4,973     3,041
Basic and diluted earnings (loss)
  per share
  Basic............................    (0.12)     0.07      0.11      0.50      0.32
  Diluted..........................    (0.12)     0.07      0.11      0.47      0.31
Weighted average shares outstanding
  Basic............................   12,004    11,793    11,522     9,920     9,435
  Diluted..........................   12,004    11,998    11,986    10,574     9,849


SUMMARY BALANCE SHEET DATA


                                                      AT OCTOBER 31,
                                     -----------------------------------------------
                                       2006      2005      2004      2003      2002
                                     -------   -------   -------   -------   -------
                                                      (IN THOUSANDS)


Working capital....................  $59,443   $59,367   $58,671   $57,199   $15,187
Total assets.......................   85,550    86,963    85,725    80,845    36,613
Long-term obligations..............       --        --        --        45       322
Shareholders' equity...............   79,925    80,342    78,001    74,062    30,298

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

     Our interventional business develops, engineers, prototypes and manufactures coils, helices, stylets, guidewires and other complex micro-wire, polymer and micro-machined metal components used in minimally invasive devices for cardiac rhythm management, neurostimulation, vascular and other procedures. In addition, our interventional business designs and develops proprietary technology platforms which can be adapted for our customers.

     Operations that are not included in either of the operating segments are reported in the category "corporate and other." The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, primarily the costs of operating a public company and the estimated time of management personnel in support of corporate activities.

OPERATING RESULTS -- 2006 ($ IN THOUSANDS EXCEPT PER SHARE DATA)

     Net revenue decreased 7% during fiscal 2006 to $55,835 from $60,256 in fiscal 2005. Surgical business revenue increased 11% to $27,743 in fiscal 2006, while interventional business revenue decreased 20% to $28,092 in the current year. Our operating loss was $4,179 in fiscal 2006, compared to operating income of $36 in the prior year. The decline in profitability was due to planned investments within our surgical business to build a direct sales force and lower revenues in our interventional business resulting from market conditions in the cardiac rhythm management ("CRM") industry in the second half of the year. Net income for fiscal 2006 decreased to a net loss of $1,481, or 12 cents per diluted share, from net income of $883, or 7 cents per diluted share, during fiscal 2005.

     Our surgical business generated net revenue of $27,743 in fiscal 2006, an 11% increase from $24,993 in fiscal 2005. The following table summarizes our surgical business net revenue by product group for fiscal 2006 and fiscal 2005:


                                                            2006      2005
                                                          -------   -------


Surgical Business Net Revenue
  Peri-Strips...........................................  $ 9,728   $ 8,927
  Other Biomaterial Products............................   10,262     8,966
  Devices for Microsurgery..............................    3,845     2,796
  Surgical Tools and Other..............................    3,908     4,304
                                                          -------   -------
     Total..............................................  $27,743   $24,993
                                                          =======   =======



     During fiscal 2006, our surgical business transitioned to a direct sales force in the U.S. market for all products except devices for microsurgery (the "Transition"). We have completed the hiring of 24 direct sales representatives. As a result of the Transition, we have higher average selling prices due to movement during the year towards selling our products at hospital list price as opposed to previously selling to stocking distributors and independent representatives at a discount from list price. Revenue from the higher average selling prices was reduced to arrive at net revenue by commissions paid to former stocking distributors who were paid a commission as part of their Transition agreements. These commissions were paid on sales in their territories for a contracted period of time after they ceased to be a stocking distributor. Most of our domestic distributors entered into this independent sales representative phase during the second quarter and completed the phase during the third quarter of fiscal 2006. Commission expense decreased appreciably in the fourth quarter of fiscal 2006 and will phase out in the first quarter of fiscal 2007 as we conclude the transition periods with our third-party sales representatives.

     The increase in surgical business net revenue in fiscal 2006 compared to fiscal 2005 was primarily due to following factors:

     - First, higher average net selling prices increased surgical business revenue by approximately 13%. The higher prices are primarily the result of the Transition, along with select list price increases.

     - Second, higher unit volumes sold increased revenue by approximately 2%. The increase was driven by Devices for Microsurgery products and international sales, partially offset by effects of the Transition in the first half of fiscal 2006, during which domestic distributors liquidated their inventory.

     - Revenue in fiscal 2006 was affected by our fiscal 2005 discontinuation of the Biograft product line, which became cost prohibitive to manufacture due to new regulatory requirements. Revenue from Biograft in fiscal 2005 totaled $1,118.

     Worldwide net revenue from Peri-Strips was $9,728 in fiscal 2006, an increase of $801 or 9% from $8,927 in fiscal 2005. Included in the Peri-Strips product line is revenue from our two linear products: PSD Apex, our permanent buttress, and PSD Veritas, our remodelable buttress, as well as revenue from our PSD Veritas Circular buttress, which was introduced in mid-fiscal 2006. The revenue increase in the current year was driven by increased net selling prices due to the Transition and product mix changes within the Peri-Strips product family. This increase was partially offset by a 9% decrease in domestic units sold, which is primarily attributable to distributor inventory liquidations in the first half of fiscal 2006 related to the Transition.

     Revenue from Other Biomaterial products increased 14% to $10,262 in fiscal 2006 from $8,966 in the prior-year. Higher net selling prices due to the Transition and a fiscal 2006 second quarter international list price increase, combined with a 7% worldwide sales unit increase, drove the fiscal 2006 revenue increase over the prior-year.

     Revenue from Devices for Microsurgery increased $1,049 or 38% to $3,845 in fiscal 2006, from $2,796 in fiscal 2005. Driving this increase were increased sales of our Coupler products. The Coupler is a device used to connect extremely small veins or arteries, without sutures, quickly, easily and with consistently excellent results.

     Excluding the fiscal 2005 revenue of $1,118 from the Biograft product line, revenue from our Surgical Tools and Other product line increased $722 to $3,908 in fiscal 2006. Shipping revenue, which increased $515 to $836 in fiscal 2006 primarily due to the higher volume of individual shipments made due to the Transition, was the main driver.

     In fiscal 2007, we expect surgical business revenue to increase due to the full-year benefit of hospital list pricing of certain of our products as the Transition is completed, combined with expected increased unit sales from our direct sales force.

     Our interventional business serves the minimally invasive device industry, with 74% of our fiscal 2006 revenue coming from CRM. We address three areas of the CRM market: pacing, implantable cardioverter defibrillation ("ICD") and congestive heart failure ("CHF"). Within the CRM market, we produce conductor and shocking coils for pacing and defibrillator leads, helices for active fixation leads, and stylets used to implant all types of leads. Our interventional business has historically experienced variations in revenue from period to period primarily due to historical variability in the timing of customer demand. Such variations may continue in the future.

     The following table summarizes our interventional business net revenue by market for the years ended October 31:


                                                            2006      2005
                                                          -------   -------


Interventional Business Net Revenue
  Cardiac rhythm management.............................  $20,712   $27,646
  Other.................................................    7,380     7,617
                                                          -------   -------
     Total..............................................  $28,092   $35,263
                                                          =======   =======



     The following table summarizes our interventional business net revenue by product for the years ended October 31:


                                                            2006      2005
                                                          -------   -------


Interventional Business Net Revenue
  Coils and helices.....................................  $14,765   $19,657
  Stylets and other wireforms...........................    8,315    10,210
  Machining, molding and tool making....................    3,712     3,938
  Other.................................................    1,300     1,458
                                                          -------   -------
     Total..............................................  $28,092   $35,263
                                                          =======   =======



     Interventional business net revenue decreased 20% to $28,092 in fiscal 2006 from $35,263 in fiscal 2005. Our interventional businesses' three largest customers collectively accounted for 76% and 83% of revenue in fiscal 2006 and 2005, respectively.

     Our interventional business is indirectly affected by the market conditions and trends of the CRM market, and we are directly affected by the actions of our customers in response to this market. Substantially all of the revenue decrease in fiscal 2006 occurred in the CRM market, which decreased $6,934. We believe certain of our CRM customer's sales have been affected by dampened demand for CRM devices due to recalls of ICDs (implantable cardioverter defibrillators) and product and reimbursement concerns among patients and cardiologists, leading to lower production requirements. In addition, one of our significant CRM customer announced the launch of a new ICD lead, which we expect may replace certain existing leads for which we supply the coils. During the third quarter of fiscal 2006, this customer significantly reduced purchases of the coils we supply. While purchases of these coils then increased in the fourth quarter of fiscal 2006 compared to the third quarter, they were well below the same period of the prior-year. For fiscal 2006, approximately one-quarter of our interventional business decrease was due to a decrease in the sale of these coils. At this point, our customer indicates they will continue to purchase these coils in fiscal 2007, although at a lower level compared to fiscal 2006. We anticipate we will have an opportunity to qualify to manufacture future generations of these products.

     Our consolidated gross margin increased three percentage points to 39% in fiscal 2006 from 36% during fiscal 2005. The margin increase was due to a higher proportion of surgical business revenue and the increased gross margin within this segment, offset partially by the decrease in the interventional business gross margin.

     In our surgical business, the gross margin for fiscal 2006 increased three percentage points to 59% in fiscal 2006 from 56% in fiscal 2005 due to a number of factors:

     - Higher average net selling prices resulting from our ongoing Transition benefited the fiscal 2006 gross margin by approximately three percentage points.

     - Product mix benefited the margin in the current year by approximately two percentage points. The driver of the product mix change is our prior-year Biograft inventory liquidation and disposition, which adversely impacted the fiscal 2005 gross margin.

     - The gross margin increase as partially reduced by higher production and overhead rates associated with lower volumes of production in fiscal 2006 as compared to the prior year, which decreased the gross margin by approximately two percentage points.

     In fiscal 2007, we believe our surgical business gross margin will increase due to the full-year increase in sales price of certain of our products as the Transition is completed, as well as from higher production volumes.

     Gross margin in the interventional business decreased three percentage points in fiscal 2006, from 22% in fiscal 2005 to 19% in fiscal 2006. The decrease from the prior-year was primarily due to product mix and higher overhead rates due to lower production hours as a result of lower sales volumes. Partially mitigating these items were cost savings realized in fiscal 2006 from the reorganization of certain functional areas that occurred in the second quarter of the current year.

     Other factors which will affect the consolidated gross margin include the relative revenue of each business segment, product mix within each business segment, volume, product acquisitions and disposals, and other production activities. Accordingly, our consolidated gross margins may fluctuate from period to period based on variations in these factors.

     Selling, general and administrative ("SG&A") expense during fiscal 2006 increased $4,634 or 26% to $22,444 from $17,810 in fiscal 2005, due primarily to $3,600 of cost related to the Transition. Other key drivers of increased SG&A expense in the current year include $409 related to our colorectal clinical market evaluation using PSD Veritas Circular, $350 in increased legal costs, and $168 in stock-based compensation expense.

     In fiscal 2007, we expect SG&A expense to increase compared to fiscal 2006 as we incur full-year costs related to our surgical business direct sales force hired throughout fiscal 2006. In addition, we expect consolidated stock-based compensation expense in fiscal 2007 to be approximately $500, an increase of $332 from fiscal 2006.

     R&D expense decreased 12% during fiscal 2006 to $3,383 from $3,839 during fiscal 2005. This decrease was due to the timing and nature of various projects, most notably $354 related to two studies utilizing PSD Circular within our surgical business during fiscal 2005. In both business units, R&D expense can fluctuate from year to year based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and related R&D personnel requirements, development and regulatory approval processes, and expected timing and nature of costs for each project.

     Due primarily to planned fiscal 2006 costs of the Transition and dampened demand in the CRM market which impacted our interventional business, we have recorded an operating loss of $4,179 in fiscal 2006, as compared to operating income of $36 in fiscal 2005. Interest income increased to $1,337 in fiscal 2006 compared with $893 in the same period of fiscal 2005, primarily due to higher investment yields and a higher investment account balance during fiscal 2006.

     Our effective tax rate for fiscal 2006 is 48%. We recorded a benefit from income taxes of $1,361 in fiscal 2006 as compared to a provision for income taxes of $46 in fiscal 2005 at an effective tax rate of 5%. Our effective tax rate in fiscal 2006 was affected by the level of tax-exempt interest income as compared to operating loss, R&D credits and other permanent items relative to pre-tax income. As of October 31, 2006, we have recorded $1,017 in net current deferred income tax assets and $861 in net long-term deferred income tax assets.

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

     Our surgical business generated net revenue of $24,993 in fiscal 2005, a 7% decrease from $26,787 in fiscal 2004. The following table summarizes our surgical business net revenue by product group for fiscal 2005 and fiscal 2004:


                                                            2005      2004
                                                          -------   -------


Surgical Business Net Revenue
  Peri-Strips...........................................  $ 8,927   $11,860
  Other Biomaterial Products............................    8,966     8,934
  Devices for Microsurgery..............................    2,796     1,748
  Surgical Tools and Other..............................    4,304     4,245
                                                          -------   -------
     Total..............................................  $24,993   $26,787
                                                          =======   =======



     The decreased volume in surgical business net revenue was due to decreased unit sales of Peri-Strips. Worldwide net revenue from the sales of Peri-Strips was $8,927 in fiscal 2005, a decrease of 25% from fiscal 2004 revenue of $11,860.

     The decrease in Peri-Strips revenue in fiscal 2005 is believed to be in part attributable to several factors occurring within the gastric bypass market, which include but may not be limited to alternative procedures to gastric bypass surgery and patient perception of gastric bypass as a safe, effective treatment option as well as competing buttressing products. In addition to the factors influencing the gastric bypass market, we believe that sales force effectiveness also impacted Peri-Strips revenue during fiscal 2005. In September 2005, we announced that our surgical business would transition to a direct sales force in the U.S. market for all products except devices for microsurgery.

     Revenue from Devices for Microsurgery increased $1,048 or 60% to $2,796 in fiscal 2005, from $1,748 in fiscal 2004. Driving this increase were increased sales of our Coupler products, which grew by $605 or 43% to $2,020 in fiscal 2005, as well as $387 in revenue from our Neurotube product, which was acquired in December 2004.

     Revenue from Surgical Tools and Other products increased $59 to $4,304 in fiscal 2005, driven by sales of our Biograft, which increased $211 to $1,118 in the year. In the third quarter of fiscal 2005, new regulatory requirements came into effect that made the manufacture of the Biograft cost prohibitive. After considering other alternatives, we chose to discount Biograft pricing and sold the majority of our Biograft finished goods inventory through our existing sales channels. We wrote off the remaining $185 in Biograft finished goods and raw materials inventory during the year.

     The following table summarizes our interventional business net revenue by market for the years ended October 31:


                                                            2005      2004
                                                          -------   -------


Interventional Business Net Revenue
  Cardiac rhythm management.............................  $27,646   $20,589
  Other.................................................    7,617     7,668
                                                          -------   -------
     Total..............................................  $35,263   $28,257
                                                          =======   =======



     The following table summarizes our interventional business net revenue by product for the years ended October 31:


                                                            2005      2004
                                                          -------   -------


Interventional Business Net Revenue
  Coils and helices.....................................  $19,657   $14,690
  Stylets and other wireforms...........................   10,210     8,553
  Machining, molding and tool making....................    3,938     3,060
  Other.................................................    1,458     1,954
                                                          -------   -------
     Total..............................................  $35,263   $28,257
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

     SG&A expense during fiscal 2005 increased 7% to $17,810 from $16,687 in fiscal 2004. As a percentage of net revenue, SG&A expense remained consistent at 30% in both fiscal 2004 and fiscal 2005. During the 2005 period, we incurred additional SG&A costs related to the commencement of our colorectal clinical market evaluation using PSD Veritas, costs associated with Sarbanes-Oxley compliance, increases in sales and marketing costs within our interventional business, increases at our surgical business resulting from our fiscal 2004 facility expansion, as well as increased amortization of intangible assets associated with the acquisition of the Neurotube product line.

     R&D expense during fiscal 2005 was $3,839, a decrease of 6%, from $4,072 in fiscal 2004. As a percentage of net revenue, R&D expense decreased from 7% in fiscal 2004 to 6% in fiscal 2005. The decrease is driven by a $400 decrease in interventional business R&D spending to $1,249 in fiscal 2005 as certain development resources were redirected towards customer specific development projects. R&D spending within our surgical business increased $168 to $2,590 due primarily to two studies within our surgical business: a colorectal circular stapler study and a bariatric circular stapler study, both utilizing PSD Veritas.

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

LIQUIDITY AND CAPITAL RESOURCES ($ IN THOUSANDS)

     This fiscal year, as in other recent fiscal years, we have generated substantial cash from operations. We did so in fiscal 2006 despite an operating loss in the current year. Cash, cash equivalents and short-term investments totaled $46,979 as of October 31, 2006, an increase of $2,668 from $44,311 as of October 31, 2005. Working capital at October 31, 2006 and 2005 was $59,443 and $59,367, respectively. We have no long-term debt. We currently expect our cash on hand and funds from operations to be sufficient to cover both short- and long-term operating requirements. This forward-looking statement will be a function of a numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.

     Operating activities provided cash of $3,832 in fiscal 2006 as compared to $5,328 in fiscal 2005. Cash was provided by operations during fiscal 2006 through increased cash flow from working capital of $2,317 and non-cash expenses of $2,996 partially offset by a net loss of $1,481. Inventory decreased $1,910 as our surgical business improved its inventory management and increased inventory turns, and our interventional business inventory decreased due to the timing of purchases and usage of precious metals. Our consolidated days sales outstanding in accounts receivable at October 31, 2006 was at 46 days, down from 47 days in fiscal 2005, which is notable given the shift of surgical business customers from stocking distributors to hospitals, who traditionally take longer to pay.

     Use of cash for investing activities totaled $5,858 during fiscal 2006 as compared to $13,718 during fiscal 2005, with the decrease primarily related to short-term investment activities. We purchased $20,667 of short-term investments and received proceeds of $16,666 from the sale or maturity of short-term investments during fiscal 2006. During fiscal 2005, we purchased $69,708 of short-term investments and received proceeds of $60,365 from the sale or maturity of short-term investments. Also in fiscal 2006, purchases of property, plant and equipment totaled $1,614, primarily for new tools and equipment for our interventional business as well as tooling and machinery for new surgical business products, as compared to $3,199 during the prior year. During fiscal 2007, we currently expect to invest up to $3,200 in capital assets for various manufacturing and other projects.

     Financing activities provided $896 of cash during fiscal 2006, compared to $1,204 in 2005. Proceeds from our stock based compensation plans totaled $896 in fiscal 2006, a decrease from $1,244 in fiscal 2005.

     We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.

     The following table summarizes our contractual obligations and operating leases. For more information, see Note 6 to our Consolidated Financial Statements. Our commitments under these obligations are as follows for the year ending October 31:


                                           2007    2008   2009   THEREAFTER    TOTAL
                                          ------   ----   ----   ----------   ------


Operating leases........................  $1,021   $824   $160       $--      $2,005


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

NEW ACCOUNTING STANDARDS

     In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement of Financial Accounting Standards ("SFAS") No. 109, ("FIN 48") which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of November 1, 2007. The Company is currently in the process of evaluating the impact of the adoption of FIN 48.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. The adoption of SAB No. 108 is not expected to have any impact on its consolidated operating results and financial condition.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, with the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 157.

CRITICAL ACCOUNTING POLICIES

     Short-term Investments: Our short-term investments consist of high-grade, tax-exempt auction rate securities and municipal bonds. These investments, a portion of which have original maturities beyond one year, are classified as short-term based on their highly liquid nature. The securities which have stated maturities beyond one year have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. Our short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value due to their highly liquid nature. As of October 31, 2006 and 2005, there were no unrealized gains or losses associated with these investments.

     Goodwill and Other Intangible Assets: We account for goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and indefinite-lived intangible assets are reviewed annually for impairment, and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and other intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets for the years ended October 31, 2006, 2005 and 2004. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

     Goodwill and other intangible assets are allocated to our reporting segments. SFAS No. 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and other intangible assets within the reporting unit is less than their carrying value. If the carrying amount of the goodwill and other intangible assets exceeds their fair value, an impairment loss is recognized. See Note 3 to the consolidated financial statements included in this report on Form 10-K for additional goodwill and other intangible asset information.

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

     Inventories: Inventories, which are comprised of raw materials, subassemblies and finished goods, are valued at the lower of cost, first-in, first-out ("FIFO") or market. Overhead costs are applied to work in process and finished goods based on annual estimates of production volumes and overhead spending. These estimates are reviewed and assessed for reasonableness on a quarterly basis and adjusted as needed. The estimated value of excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value is established by us on a quarterly basis through review of inventory on hand and assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration.

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Synovis Life Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Synovis Life Technologies, Inc. and Subsidiaries (the "Company") as of October 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in
Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synovis Life Technologies, Inc. and Subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 7 to the consolidated financial statements, effective November 1, 2005, the Company changed its method of accounting for stock-based compensation by adopting Statement of Financial Accounting Standards No. 123(R).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 15, 2006

To the Board of Directors and Shareholders of Synovis Life Technologies, Inc.

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under
Item 9A that Synovis Life Technologies, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule for the year ended October 31, 2006, of the Company, and our report dated December 15, 2006 expressed as an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's change in 2006 in its method of accounting for stock-based compensation.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 15, 2006

                         SYNOVIS LIFE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          FOR THE FISCAL YEARS ENDED
                                                                 OCTOBER 31,
                                                         ---------------------------
                                                           2006      2005      2004
                                                         -------   -------   -------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)


Net revenue............................................  $55,835   $60,256   $55,044
Cost of revenue........................................   34,187    38,436    32,549
                                                         -------   -------   -------
Gross margin...........................................   21,648    21,820    22,495

Operating expenses:
Selling, general and administrative....................   22,444    17,810    16,687
Research and development...............................    3,383     3,839     4,072
Other..................................................       --       135       179
                                                         -------   -------   -------
Operating expenses.....................................   25,827    21,784    20,938

Operating income (loss)................................   (4,179)       36     1,557
Interest income........................................    1,337       893       336
                                                         -------   -------   -------

Income (loss) before provision for (benefit from)
  income taxes.........................................   (2,842)      929     1,893
Provision for (benefit from) income taxes..............   (1,361)       46       615
                                                         -------   -------   -------
Net income (loss)......................................  $(1,481)  $   883   $ 1,278
                                                         =======   =======   =======

Basic and diluted earnings (loss) per share............  $ (0.12)  $  0.07   $  0.11
                                                         =======   =======   =======




The accompanying notes are an integral part of the consolidated financial statements

                         SYNOVIS LIFE TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                AS OF OCTOBER 31,
                                                                -----------------
                                                                  2006      2005
                                                                -------   -------
                                                                  (IN THOUSANDS,
                                                                 EXCEPT SHARE AND
                                                                       PER
                                                                   SHARE DATA)


                                      ASSETS
Current assets:
Cash and cash equivalents.....................................  $ 7,053   $ 8,183
Short-term investments........................................   39,926    36,128
Accounts receivable, net......................................    6,740     8,019
Inventories...................................................    8,590    10,500
Deferred income tax asset, net................................    1,017       764
Other current assets..........................................    1,742     1,839
                                                                -------   -------
  Total current assets........................................   65,068    65,433

Property, plant and equipment, net............................   12,228    13,931
Goodwill, net.................................................    5,482     5,335
Other intangible assets, net..................................    1,911     2,264
Deferred income tax asset, net................................      861        --
                                                                -------   -------
  Total assets................................................  $85,550   $86,963
                                                                =======   =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable..............................................  $ 1,549   $ 2,711
Accrued expenses..............................................    4,076     3,355
                                                                -------   -------
  Total current liabilities...................................    5,625     6,066

Deferred income tax liability, net............................       --       555
                                                                -------   -------
  Total liabilities...........................................    5,625     6,621
                                                                -------   -------
Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par
  value; none issued or outstanding as of October 31, 2006 and
  2005........................................................       --        --
Common stock: authorized 20,000,000 shares of $0.01 par value;
  issued and outstanding, 12,101,253 and 11,933,628 as of
  October 31, 2006 and 2005, respectively.....................      121       119
Additional paid-in capital....................................   75,132    74,070
Retained earnings.............................................    4,672     6,153
                                                                -------   -------
  Total shareholders' equity..................................   79,925    80,342
                                                                -------   -------
  Total liabilities and shareholders' equity..................  $85,550   $86,963
                                                                =======   =======




The accompanying notes are an integral part of the consolidated financial statements

                         SYNOVIS LIFE TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                              COMMON STOCK        ADDITIONAL
                                         ----------------------     PAID-IN    RETAINED
                                           SHARES     PAR VALUE     CAPITAL    EARNINGS    TOTAL
                                         ----------   ---------   ----------   --------   -------
                                                     (IN THOUSANDS, EXCEPT SHARE DATA)


BALANCE AS OF OCTOBER 31, 2003.........  11,435,638      $114       $69,956     $ 3,992   $74,062

Stock option activity, including tax
  benefit..............................     237,022         3         2,207          --     2,210
Employee Stock Purchase Plan activity..      41,040        --           451          --       451
Net and comprehensive income...........          --        --            --       1,278     1,278
                                         ----------      ----       -------     -------   -------
BALANCE AS OF OCTOBER 31, 2004.........  11,713,700       117        72,614       5,270    78,001

Stock option activity, including tax
  benefit..............................     181,759         2         1,171          --     1,173
Employee Stock Purchase Plan activity..      38,169        --           285          --       285
Net and comprehensive income...........          --        --            --         883       883
                                         ----------      ----       -------     -------   -------
BALANCE AS OF OCTOBER 31, 2005.........  11,933,628       119        74,070       6,153    80,342

Stock option activity, including tax
  benefit..............................     152,034         2           763          --       765
Employee Stock Purchase Plan activity..      15,591        --           131          --       131
Stock-based compensation expense.......          --        --           168          --       168
Net and comprehensive loss.............          --        --            --      (1,481)   (1,481)
                                         ----------      ----       -------     -------   -------
BALANCE AS OF OCTOBER 31, 2006.........  12,101,253      $121       $75,132     $ 4,672   $79,925
                                         ==========      ====       =======     =======   =======




The accompanying notes are an integral part of the consolidated financial statements

                         SYNOVIS LIFE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          FOR THE FISCAL YEARS ENDED
                                                                  OCTOBER 31,
                                                        ------------------------------
                                                          2006       2005       2004
                                                        --------   --------   --------
                                                                (IN THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).....................................  $ (1,481)  $    883   $  1,278
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization of property, plant and
  equipment...........................................     3,373      3,062      2,377
Amortization of intangible assets.....................       449        427        286
Amortization of investment premium, net...............       203         --         --
Loss on sale or disposal of manufacturing equipment...        19        329        190
Provision for uncollectible accounts..................       453         85         31
Stock-based compensation..............................       168         --         --
Tax benefit from exercise of stock options............        --        214        958
Deferred income taxes.................................    (1,669)      (348)       323

Changes in operating assets and liabilities:
Accounts receivable...................................       826       (382)    (1,212)
Inventories...........................................     1,910      1,091       (742)
Other current assets..................................        97        777     (1,303)
Accounts payable......................................    (1,237)    (1,259)     1,500
Accrued expenses......................................       721        449       (946)
                                                        --------   --------   --------
  Net cash provided by operating activities...........     3,832      5,328      2,740
                                                        --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment.............    (1,614)    (3,199)    (5,712)
Purchase of Neuroregen LLC............................        --       (986)        --
Purchases of short-term investments...................   (20,667)   (69,708)   (92,726)
Redemptions of short-term investments.................    16,666     60,365     65,795
Investments in patents and trademarks.................       (96)       (94)      (185)
Other.................................................      (147)       (96)       (62)
                                                        --------   --------   --------
  Net cash used in investing activities...............    (5,858)   (13,718)   (32,890)
                                                        --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation
  plans...............................................       896      1,244      1,703
Repayment of long-term obligations....................        --        (40)      (286)
                                                        --------   --------   --------
  Net cash provided by financing activities...........       896      1,204      1,417
                                                        --------   --------   --------
Net change in cash and cash equivalents...............    (1,130)    (7,186)   (28,733)
Cash and cash equivalents at beginning of year........     8,183     15,369     44,102
                                                        --------   --------   --------
Cash and cash equivalents at end of year..............  $  7,053   $  8,183   $ 15,369
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

     Operations that are not included in either of the operating segments are reported in the category "corporate and other." The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, primarily the costs of operating a public company and the estimated time of management personnel in support of corporate activities.

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

     Short-term Investments: Our short-term investments consist of high-grade, tax-exempt auction rate securities and municipal bonds. These investments, a portion of which have stated maturities beyond one year, are classified as short-term based on their highly liquid nature. The securities which have original maturities beyond one year have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. Our short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value due to their highly liquid nature. As of October 31, 2006 and 2005, there were no unrealized gains or losses associated with these investments.

     Inventories: Inventories, which are comprised of raw materials, work in process and finished goods, are valued at the lower of cost, first-in, first-out ("FIFO") or market. Overhead costs are applied to work in process and finished goods based on annual estimates of production volume and overhead spending. These

                         SYNOVIS LIFE TECHNOLOGIES, INC.

estimates are reviewed and assessed for reasonableness on a quarterly basis and adjusted if so needed. The estimated value of excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value is established on a quarterly basis through review of inventory on hand and assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration.

     Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Furniture, fixtures and computer equipment are depreciated over a 3 to 7 year life, manufacturing equipment is depreciated over a 5 to 10 year life and buildings are depreciated over a 40 year life. Amortization of leasehold improvements is recorded on a straight-line basis over the life of the related facility leases or the estimated useful life of the assets, whichever is shorter. Major replacements and improvements are capitalized and maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are charged to operations. The asset and related accumulated depreciation or amortization accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the Consolidated Statements of Operations at the time of disposal. The Company's long-lived depreciable assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Impairment losses are recorded whenever indicators of impairment are present.

     Goodwill and Other Intangible Assets: We account for goodwill and other intangible assets under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and indefinite-lived intangible assets are reviewed annually for impairment, and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and other intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets for the years ended October 31, 2006, 2005 and 2004. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

     Goodwill and other intangible assets are allocated to our reporting segments. SFAS No. 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and other intangible assets within the reporting unit is less than their carrying value. If the carrying amount of the goodwill and other intangible assets exceeds their fair value, an impairment loss is recognized. See Note 3 to the consolidated financial statements included in this report on Form 10-K for additional goodwill and other intangible asset information.

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

                         SYNOVIS LIFE TECHNOLOGIES, INC.

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

     Income Taxes: The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes ("temporary differences"). Temporary differences relate primarily to depreciation, non-compete obligations, the rate differential on undistributed foreign operations, the carrying value of receivables and inventory, research and development credit carryforwards, and net operating loss carryforwards.

     Net Income (Loss) Per Common Share: Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding, while diluted EPS is computed based on the weighted average number of common shares outstanding adjusted by the weighted average number of additional shares that would have been outstanding had the potential dilutive common shares been issued. Potential dilutive shares of common stock include stock options and other stock-based awards granted under the Company's stock-based compensation plans, when their impact is not anti-dilutive. See Note 8 for additional earnings per share information.

     Stock-Based Compensation: Effective November 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (123R), requiring the Company to recognize expense related to the fair value of the Company's stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R; accordingly, results from prior periods have not been restated. See Note 7 for additional stock-based compensation information.

     New Accounting Standards: In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB SFAS No. 109, ("FIN 48") which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of November 1, 2007. The Company is currently in the process of evaluating the impact of the adoption of FIN 48.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. The adoption of SAB No. 108 is not expected to have any impact on the Company's consolidated operating results and financial condition.

                         SYNOVIS LIFE TECHNOLOGIES, INC.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 157.

     Reclassifications: Certain reclassifications have been made to the fiscal 2004 and fiscal 2005 consolidated financial statements to conform with the fiscal 2006 presentation. These reclassifications had no effect on net income or earnings per share.

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

     As the acquisition occurred in December 2004, sales of the Neurotube from December 7, 2004 to October 31, 2005 are included in the Consolidated Statement of Operations for fiscal 2005.

     Pro forma combined financial information for fiscal years ended October 31, 2005 and 2004 have not been provided as the historical operating results of Neuroregen, LLC are not considered significant in relation to the Company's results for the periods then ended.

                         SYNOVIS LIFE TECHNOLOGIES, INC.

3.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION (IN THOUSANDS):


                                                          AS OF OCTOBER 31,
                                                         -------------------
                                                           2006       2005
                                                         --------   --------


Accounts receivable, net:
Trade receivables......................................  $  7,384   $  8,231
Allowance for doubtful accounts........................      (644)      (212)
                                                         --------   --------
                                                         $  6,740   $  8,019
                                                         ========   ========
Inventories:
Finished goods.........................................  $  2,680   $  3,006
Work in process........................................     4,048      4,651
Raw materials..........................................     1,862      2,843
                                                         --------   --------
                                                         $  8,590   $ 10,500
                                                         ========   ========
Property, plant and equipment, net:
Furniture, fixtures, and computer equipment............  $  4,913   $  4,631
Manufacturing equipment................................    13,877     12,361
Building...............................................       852        852
Leasehold improvements.................................     5,072      4,930
Equipment in process...................................     1,006      1,736
Accumulated depreciation and amortization..............   (13,492)   (10,579)
                                                         --------   --------
                                                         $ 12,228   $ 13,931
                                                         ========   ========
Accrued expenses:
Payroll, employee benefits and related taxes...........  $  2,435   $  2,448
Other accrued expenses.................................     1,641        907
                                                         --------   --------
                                                         $  4,076   $  3,355
                                                         ========   ========



     Supplemental Cash Flow Information: Income tax payments made by the Company totaled $33, $61 and $566 for the years ended October 31, 2006, 2005 and 2004, respectively. Income tax refunds received by the Company totaled $494 in fiscal 2005. The Company recorded $75 and $419 in accounts payable at October 31, 2006 and 2005 respectively, for equipment purchases made during the year then ended.

     The following is a summary of net goodwill by business segment as of October 31:


                                                             2006     2005
                                                            ------   ------


Interventional business...................................  $4,093   $4,093
Surgical business.........................................   1,389    1,242
                                                            ------   ------
                                                            $5,482   $5,335
                                                            ======   ======


                         SYNOVIS LIFE TECHNOLOGIES, INC.

     The following table summarizes the Company's amortizable intangible assets as of:


                                                           OCTOBER 31, 2006
                                                --------------------------------------
                                                                            WEIGHTED
                                                  GROSS                      AVERAGE
                                                CARRYING    ACCUMULATED   AMORTIZATION
                                                 AMOUNT    AMORTIZATION      PERIOD
                                                --------   ------------   ------------


Patents and trademarks........................   $1,634       $  704       10.0 years
Developed technology..........................    1,102          590       10.0 years
Non-compete agreements........................    1,500        1,031        8.5 years
                                                 ------       ------
  Total.......................................   $4,236       $2,325
                                                 ======       ======





                                                           OCTOBER 31, 2005
                                                --------------------------------------
                                                                            WEIGHTED
                                                  GROSS                      AVERAGE
                                                CARRYING    ACCUMULATED   AMORTIZATION
                                                 AMOUNT    AMORTIZATION      PERIOD
                                                --------   ------------   ------------


Patents and trademarks........................   $1,546       $  572        9.7 years
Developed technology..........................    1,102          480       10.0 years
Non-compete agreements........................    1,500          832        8.5 years
                                                 ------       ------
  Total.......................................   $4,148       $1,884
                                                 ======       ======



     Amortization expense for the assets listed above was $449 and $427 in fiscal 2006 and 2005, respectively. The estimated amortization expense for each of the next five years is expected to be approximately $450 per year based on the current amortizable intangible assets owned by the Company.

                         SYNOVIS LIFE TECHNOLOGIES, INC.

4.  SEGMENT INFORMATION (IN THOUSANDS):

     The Company's operations, which are presently based mainly in Minnesota and Dorado, Puerto Rico, are comprised of two segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each. The Company evaluates the performance of its business segments and allocates resources based upon their respective current or future earnings contribution to the consolidated earnings of the Company or based on the segment's strategic initiatives and product research and development efforts in process at that time. Operations that are not included in either of the operating segments are included in the category "corporate and other." The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, primarily the costs of operating a public company and the estimated time of management personnel in support of corporate activities. The Company's corporate assets, including cash, short-term investments and deferred income taxes, are included with the corporate and other segment.


                                                    FISCAL YEARS ENDED OCTOBER
                                                               31,
                                                   ---------------------------
                                                     2006      2005      2004
                                                   -------   -------   -------


Net revenue:
  Surgical business..............................  $27,743   $24,993   $26,787
  Interventional business........................   28,092    35,263    28,257
                                                   -------   -------   -------
     Total.......................................   55,835    60,256    55,044
Operating income (loss):
  Surgical business..............................     (482)    1,152     4,756
  Interventional business........................   (1,400)      892    (1,347)
  Corporate and other............................   (2,297)   (2,008)   (1,852)
                                                   -------   -------   -------
     Total.......................................   (4,179)       36     1,557
Depreciation and amortization:
  Surgical business..............................    1,576     1,431       861
  Interventional business........................    2,246     2,058     1,802
                                                   -------   -------   -------
     Total.......................................    3,822     3,489     2,663
Capital expenditures:
  Surgical business..............................      634       514     3,334
  Interventional business........................      980     2,685     2,378
                                                   -------   -------   -------
     Total.......................................    1,614     3,199     5,712
Total assets:
  Surgical business..............................   24,208    28,284    26,888
  Interventional business........................   10,430    12,260    12,032
  Corporate and other............................   50,912    46,419    46,805
                                                   -------   -------   -------
     Total.......................................  $85,550   $86,963   $85,725


     See Note 10 -- Major Customers and Net Revenue by Geographic Area, for additional information regarding concentrations.

                         SYNOVIS LIFE TECHNOLOGIES, INC.

5.  INCOME TAXES (IN THOUSANDS):

     Provision (Benefit) for Income Taxes:


                                                        FOR THE FISCAL YEARS
                                                          ENDED OCTOBER 31,
                                                       ----------------------
                                                         2006     2005   2004
                                                       -------   -----   ----


Federal..............................................  $   245   $ 355   $237
State................................................       63      39     55
                                                       -------   -----   ----
                                                           308     394    292
                                                       -------   -----   ----
Deferred:
Federal..............................................   (1,518)   (262)   208
State................................................     (151)    (86)   115
                                                       -------   -----   ----
                                                        (1,669)   (348)   323
                                                       -------   -----   ----
Total................................................  $(1,361)  $  46   $615
                                                       =======   =====   ====



     Reconciliation of Effective Income Tax Rate:


                                                        FOR THE FISCAL YEARS
                                                          ENDED OCTOBER 31,
                                                      ------------------------
                                                        2006     2005    2004
                                                      -------   -----   ------


Income (loss) before income taxes...................  $(2,842)  $ 929   $1,893
                                                      -------   -----   ------
Statutory federal rate..............................     (966)    316      644
State taxes, net of federal benefit.................      (33)     44       45
Permanent differences...............................     (320)   (158)      65
Research and development credits....................      (63)   (200)    (200)
Other, net..........................................       21      44       61
                                                      -------   -----   ------
Provision for (benefit from) income taxes...........  $(1,361)  $  46   $  615
                                                      =======   =====   ======


                         SYNOVIS LIFE TECHNOLOGIES, INC.

     Components of Deferred Income Tax Assets (Liabilities):


                                                             AS OF OCTOBER
                                                                  31,
                                                           ----------------
                                                            2006      2005
                                                           ------   -------


Inventory................................................  $  327   $   436
Rate differential on foreign operations..................     370       194
Other, net...............................................     320       134
                                                           ------   -------
  Net current deferred income tax assets.................   1,017       764
Depreciation.............................................    (720)   (1,151)
Non-compete obligation...................................     168       181
Research and development credit carryforwards............     489       426
Net operating loss carryforwards.........................     749        --
Other, net...............................................     175       (11)
                                                           ------   -------
  Net long-term deferred income tax assets
     (liabilities).......................................     861      (555)
                                                           ------   -------
Net deferred income tax assets...........................  $1,878   $   209
                                                           ======   =======



     A tax benefit of $0, $214 and $958 related to the exercise of stock options was recorded to additional paid-in capital in fiscal 2006, 2005 and 2004, respectively. Research and development credit carryforwards expire from 2025 to 2027. Net operating loss carryforwards expire in 2027. Management expects to fully utilize remaining net deferred tax assets against future taxable income.

6.  COMMITMENTS AND CONTINGENCIES (IN THOUSANDS):

     Operating Leases: The Company is committed under non-cancelable operating leases for the rental of a majority of its office and production facilities. At October 31, 2006, the remaining terms on the leases range from one to three years. In addition to base rent charges, the Company also pays apportioned real estate taxes and common costs on its leased facilities. Total facilities rent expense, including real estate taxes and common costs, was $1,389, $1,259 and $1,172 for the years ended October 31, 2006, 2005 and 2004, respectively.

     As of October 31, 2006, future minimum lease payments, excluding real estate taxes and common costs, due under existing non-cancelable operating leases are as follows:


FISCAL YEARS ENDED OCTOBER 31,
------------------------------


2007............................................................  $1,021
2008............................................................     824
2009............................................................     160
                                                                  ------
                                                                  $2,005
                                                                  ======



     Royalties: The Company incurred royalty expense, primarily related to revenue from Peri-Strips, of approximately $541, $544 and $645 for the years ended October 31, 2006, 2005 and 2004, respectively, which is included in cost of revenue.

     Other Commitments: The Company is obligated to pay an earnout to the sole selling shareholder of a previous acquisition up to a cumulative total of $1,350 based on 5% of related product revenues through 2010

                         SYNOVIS LIFE TECHNOLOGIES, INC.

which will be recorded as additional goodwill. Such payments were approximately $158, $112 and $86 for the years ended October 31, 2006, 2005 and 2004, respectively. Cumulative payments made through October 31, 2006 total $484.

     In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the parties' distribution agreement. We have formally disputed the distributor's claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. The arbitration for this matter is now currently scheduled for January 2007. The Company is unable to evaluate the likelihood of prevailing in this case at this stage of the proceedings and have not recorded a liability in our consolidated condensed balance sheet. As of October 31, 2006, the Company had accounts receivable of $449 from this distributor pertaining to sales prior to the commencement of the arbitration action, plus interest receivable of $91. The Company has substantially reserved for these receivables.

7.  SHAREHOLDERS' EQUITY (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA):

     Authorized Shares: The Company's authorized capital stock consists of 20,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

     Shareholder Rights Agreement: On June 1, 2006, the Company's board of directors declared a dividend distribution of one common stock purchase right for each outstanding share of the Company's common stock, payable to shareholders of record at the close of business on June 11, 2006. The description and terms of the rights are set forth in a Rights Agreement (the "Rights Agreement"), dated as of June 1, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent. The Rights Agreement will be included as a proposal to be voted on by shareholders at the Company's 2007 Annual Meeting of Shareholders on Thursday, March 8, 2007.

     Upon certain acquisition events set forth in the Rights Agreement, each holder of a right other than certain "acquiring persons," will have the right to receive upon exercise for a purchase price equal to ten times the purchase price of the right, shares of Company common stock (or in certain circumstances, cash, property or other securities) having a market value equal to 20 times the purchase price.

     The Rights Agreement is intended to extend protections similar to those provided by the Company's previous rights agreement which expired on June 11, 2006.

     Stock-Based Compensation: The Company has various stock award and stock option plans and an Employee Stock Purchase Plan ("ESPP"). Under the stock award and stock option plans, the Company is authorized to grant up to 3,359,809 shares of its common stock for issuance under these plans. At October 31, 2006, 1,053,249 shares remained available for grant under these plans. Under the ESPP, the Company is authorized to sell and issue up to 300,000 shares of its common stock to its employees. At October 31, 2006 a total of 32,061 shares remained available for issuance under the ESPP.

     On February 28, 2006, shareholders approved the Company's 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan permits the Company to grant incentive stock options, non-qualified stock options or share awards to eligible recipients for up to one million shares of its common stock, plus the number of shares subject to outstanding awards under the 1995 Plan as of its expiration which are subsequently cancelled or forfeited. The grant price of an option under the 2006 Plan may not be less than the fair market value of the common stock subject to the option as of the grant date. The term of any options granted under the 2006 Plan

                         SYNOVIS LIFE TECHNOLOGIES, INC.

may not exceed seven years from the date of grant. As of October 31, 2006, no stock options or share awards have been granted under the 2006 Plan.

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

     On November, 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, requiring the Company to recognize expense related to the fair value of our stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Under this transition method, stock-based compensation expense for the year ended October 31, 2006, includes compensation expense for all stock- based compensation awards granted prior to, but not yet vested, as of October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company recognized compensation expense for stock options on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company's statements of operations for the year ended October 31, 2006 was $168 ($106, net of tax). In accordance with the modified prospective transition method of SFAS No. 123R, financial results for prior periods have not been restated.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the fiscal years ended October 31, 2005 and 2004:


                                                        FOR THE FISCAL YEAR ENDED
                                                        -------------------------
                                                        OCTOBER 31,   OCTOBER 31,
                                                            2005          2004
                                                        -----------   -----------


Net income, as reported...............................    $   883        $1,278
Deduct: Total stock-based employee compensation
  expense determined under fair value based method for
  all awards, net of related tax effects..............      1,906           716
                                                          -------        ------
Net income (loss), pro forma..........................    $(1,023)       $  562
                                                          =======        ======
Basic earnings (loss) per share:
  As reported.........................................    $  0.07        $ 0.11
                                                          =======        ======
  Pro forma...........................................    $ (0.09)       $ 0.05
                                                          =======        ======
Diluted earnings (loss) per share:
  As reported.........................................    $  0.07        $ 0.11
                                                          =======        ======
  Pro forma...........................................    $ (0.09)       $ 0.05
                                                          =======        ======



     For purposes of this pro forma disclosure, the value of the stock-based compensation was amortized to expense on a straight-line basis over the period it vested.

                         SYNOVIS LIFE TECHNOLOGIES, INC.

     The Black-Scholes option valuation weighted average assumptions used in the pro forma disclosure under SFAS No. 123 for the fiscal year ended October 31:


                                                       2005              2004
                                                  --------------   ---------------


Risk-free rate(1)...............................       3.9%              3.5%
Expected dividend yield.........................       None              None
Expected stock volatility(2)....................        67%              76%
Expected life of stock options(3)...............     3.0 years        3.0 years
Fair value per option...........................  $4.17 -- $7.13   $3.90 -- $13.09


--------

   (1) Based on the U.S. Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

   (2) Expected stock price volatility is based on historical experience.

   (3) Expected life of stock options is based on historical experience.

     The Company estimated the fair values of its stock options using the Black-Scholes option-pricing model for all options granted prior to November 1, 2005. During the fiscal year ended October 31, 2006, the Company did not grant any stock options, and thus, has not used an option-pricing model. The Company expects to use the Black-Scholes option-pricing model for all options granted subsequent to October 31, 2006.

     As of October 31, 2006, there was $26 of unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average period of three months.

     Stock Options: The exercise price of each stock option equals 100% of the market price of the Company's stock on the date of grant and has a maximum term of up to 10 years. Certain options granted in fiscal 2005 were immediately vested, while other employee option grants generally vest ratably over one to five years and options granted to non-employee directors of the Company generally vest ratably over three years. A summary of the status of the Company's stock options for the years ended October 31 is as follows:


                                    2006                  2005                  2004
                            -------------------   -------------------   --------------------
                                       WEIGHTED              WEIGHTED               WEIGHTED
                                        AVERAGE               AVERAGE                AVERAGE
                                       EXERCISE              EXERCISE               EXERCISE
                             SHARES      PRICE     SHARES      PRICE      SHARES      PRICE
                            --------   --------   --------   --------   ---------   --------



Outstanding at beginning
  of year.................   919,199    $ 8.54     842,061    $ 7.24    1,001,909    $ 6.00
Granted...................        --        --     308,968     10.60      146,469     13.55
Exercised.................  (152,034)     5.03    (181,759)     5.28     (237,022)     5.28
Cancelled.................   (83,249)     9.17     (50,071)    11.24      (69,285)     9.33
                            --------    ------    --------    ------    ---------    ------
Outstanding at end of
  year....................   683,916     $9.24     919,199    $ 8.54      842,061    $ 7.24
                            ========    ======    ========    ======    =========    ======
Options exercisable at end
  of year.................   647,916     $9.12     821,199    $ 8.25      671,798    $ 6.69
                            ========    ======    ========    ======    =========    ======



     The total intrinsic value of options exercised during the fiscal year ended October 31, 2006 was $627. The aggregate intrinsic value of options outstanding and options exercisable as of October 31, 2006 was $456.

                         SYNOVIS LIFE TECHNOLOGIES, INC.

     The following table summarizes information about stock options outstanding at October 31, 2006:


                                                            WEIGHTED                    WEIGHTED
                                                            AVERAGE                     AVERAGE
                                               WEIGHTED    REMAINING                    EXERCISE
                                  NUMBER OF     AVERAGE   CONTRACTUAL    NUMBER OF      PRICE OF
                                   OPTIONS     EXERCISE       LIFE        OPTIONS     EXERCISABLE
RANGE OF PRICES                  OUTSTANDING     PRICE      (YEARS)     EXERCISABLE     OPTIONS
---------------                  -----------   --------   -----------   -----------   -----------


$ 2.00 - $ 5.96................    141,566      $ 4.42        1.07        141,566        $ 4.42
  6.00 -   8.75................    137,071        7.67        2.92        137,071          7.67
  8.85 -  10.49................    147,586       10.02        4.30        138,586         10.05
 10.75 -  10.75................    172,550       10.75        3.92        172,550         10.75
 10.76 -  25.07................     85,143       15.38        6.51         58,143         16.94
                                   -------      ------        ----        -------        ------
$ 2.00 - $25.07................    683,916      $ 9.24        3.53        647,916        $ 9.12
                                   =======      ======        ====        =======        ======



     Employee Stock Purchase Plan: The Company sponsors an Employee Stock Purchase Plan ("ESPP") under which 300,000 shares of common stock were reserved for future issuance. The ESPP was established to enable employees of the Company to invest in Company stock through payroll deductions. Options are granted to employees to purchase shares of stock at a price equal to 95% of the fair market value of the stock on the last day of each offering period. There were 15,591, 38,169 and 41,040 shares purchased through the ESPP in fiscal 2006, 2005 and 2004, respectively.

8.  EARNINGS PER SHARE (IN THOUSANDS):

     The following table sets forth the computation of basic and diluted shares outstanding for the fiscal years ended October 31:


                                                     2006      2005      2004
                                                   -------   -------   -------


Numerator:
Net income (loss)................................  $(1,481)  $   883   $ 1,278
                                                   =======   =======   =======
Denominator:
Denominator for basic earnings per
  share -- weighted average common shares........   12,004    11,793    11,522
Effect of dilutive securities:
Shares associated with option plans..............       --       205       464
                                                   -------   -------   -------
Dilutive potential common shares.................       --       205       464
                                                   -------   -------   -------
Denominator for diluted earnings per
  share -- weighted average common shares and
  dilutive potential common shares...............   12,004    11,998    11,986
                                                   =======   =======   =======



     During fiscal 2006, none of the options outstanding were included in the computation of diluted earnings per share as the Company incurred a net loss for the year and the inclusion of the options would have been anti-dilutive. Stock options outstanding with exercise prices greater than the average market price of the Company's common stock totaled 428, 238 and 59 options for fiscal years ended October 31, 2006, 2005 and 2004, respectively.

                         SYNOVIS LIFE TECHNOLOGIES, INC.

9.  EMPLOYEE BENEFIT PLANS (IN THOUSANDS):

     Salary Reduction Plans: The Company sponsors a salary reduction plan for all eligible U.S. employees who qualify under Section 401(k) of the Internal Revenue Code. Employees may contribute up to 100% of their annual compensation, subject to annual limitations. The Company also sponsors a salary reduction plan for all eligible Puerto Rican employees who qualify under Section 1165(e) of the Puerto Rican tax code. Employees may contribute up to 10% of their annual compensation, subject to annual limitations. At its discretion, the Company may make matching contributions equal to a percentage of the salary reduction or other discretionary amount for each plan. In fiscal 2006, 2005 and 2004, the Company made discretionary matching contributions to employee participants in the plans of $158, $45 and $48, respectively.

10.  MAJOR CUSTOMERS AND NET REVENUE BY GEOGRAPHIC AREA:

     Substantially all of the Company's international net revenues are negotiated, invoiced and paid in U.S. dollars. The following tables summarize significant customers and international net revenues by geographic area as of and for the years ended October 31:


                                                           2006   2005   2004
                                                           ----   ----   ----


Percent of Net Revenue by Significant Customers:
A. ......................................................   20%    24%    24%
B. ......................................................   15%    18%    13%




                                                           2006   2005   2004
                                                           ----   ----   ----


Percent of Accounts Receivable by Significant Customers
A. ......................................................   11%     9%    16%
B. ......................................................   13%    20%    13%




                                                       2006     2005     2004
                                                      ------   ------   ------


International Net Revenues by Geographic Area (in
  thousands):
Europe..............................................  $3,043   $3,584   $2,977
Asia and Pacific region.............................     877    1,024    1,095
Canada..............................................     513      445      431
Other...............................................     273      410      317
                                                      ------   ------   ------
Total...............................................  $4,706   $5,463   $4,820
                                                      ======   ======   ======
Percent of total net revenue........................       8%       9%       9%


     The Company does not require collateral from its customers to support their accounts receivable. Each of the significant customers noted above are customers of the interventional business segment. The Company's international revenues are primarily generated through the surgical business. All of the Company's long-lived assets are located in the United States and its territories.

                         SYNOVIS LIFE TECHNOLOGIES, INC.

11.  QUARTERLY INFORMATION (IN THOUSANDS EXCEPT PER SHARE DATA):


                                             FIRST     SECOND    THIRD     FOURTH
FISCAL 2006 (UNAUDITED)                     QUARTER   QUARTER   QUARTER   QUARTER
-----------------------                     -------   -------   -------   -------


Net revenue...............................  $13,279   $14,922   $13,051   $14,583
Gross margin..............................    4,786     5,401     5,133     6,328
Operating loss............................   (1,231)   (1,250)   (1,328)     (370)
Net income (loss).........................     (572)     (475)     (526)       92
Basic earnings (loss) per share...........    (0.05)    (0.04)    (0.04)     0.01
Diluted earnings (loss) per share.........    (0.05)    (0.04)    (0.04)     0.01
FISCAL 2005 (UNAUDITED)
Net revenue...............................  $13,423   $14,366   $15,636   $16,831
Gross margin..............................    5,227     5,400     5,440     5,753
Operating income (loss)...................      121      (152)       92       (25)
Net income................................      205        41       355       282
Basic earnings per share..................     0.02      0.00      0.03      0.02
Diluted earnings per share................     0.02      0.00      0.03      0.02


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

     Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management concluded that the Company's system of internal control over financial reporting was effective as of October 31, 2006. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which is included herein.

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

ITEM 9B -- OTHER INFORMATION

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of the Registrant:

          The information under the captions "Election of Directors -- Information About Nominees" and "Election of
     Directors -- Other Information About Nominees" in the Registrant's 2007 Proxy Statement is incorporated herein by reference.

     (b) Executive Officers of the Registrant:

          Information concerning Executive Officers of the Company is included under the caption "Executive Officers" in Item 4A in this Report.

     (c) Compliance with Section 16(a) of the Exchange Act:

          The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2007 Proxy Statement is incorporated herein by reference.

     (d) Audit Committee and Audit Committee Financial Expert:

          The information under the caption "Membership and Role of the Audit Committee" in the Registrant's 2007 Proxy Statement is incorporated herein by reference.

     (e) Code of Ethics:

          We have adopted a Code of Ethics that applies to our Chief Executive Officer and all senior financial officers. A copy of the Code of Ethics has been filed as Exhibit 14.1 to this report on Form 10-K.

     (f) Policy for Nominees:

          The Company's policy for nominating Board candidates is discussed under the caption "Information About the Board and its Committees" in the Registrant's 2007 Proxy Statement. No material changes to the nominating process have occurred.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" in the Registrant's 2007 Proxy Statement is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Equity Compensation Plan Information" in the Registrant's 2007 Proxy Statement is incorporated herein by reference.

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 2007 Proxy Statement is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Relationships and Related Transactions" in the Registrant's 2007 Proxy Statement is incorporated herein by reference.

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

     (a) Audit Fees:

          The information under the caption "Fees of Independent
     Auditors -- Audit Fees" in the Registrant's 2007 Proxy Statement is incorporated herein by reference.

     (b) Audit-Related Fees:

          The information under the caption "Fees of Independent
     Auditors -- Audit-Related Fees" in the Registrant's 2007 Proxy Statement is incorporated herein by reference.

     (c) Tax Fees:

          The information under the caption "Fees of Independent Auditors -- Tax Fees" in the Registrant's 2007 Proxy Statement is incorporated herein by reference.

     (d) All Other Fees:

          The information under the caption "Fees of Independent Auditors -- All Other Fees" in the Registrant's 2007 Proxy Statement is incorporated herein by reference.

     (e) Fees of Independent Auditors -- Pre-Approval Policies:

          The information under the caption "Fees of Independent
     Auditors -- Pre-Approval Polices" in the Registrant's 2007 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15 -- EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

     (a) List of documents filed as part of this Report:

     1) Financial Statements, Related Notes and Report of Independent Registered Public Accounting Firm:

        The following financial statements are included in this report on the pages indicated:



                                                                             PAGE
                                                                           --------


-  Reports of Deloitte & Touche LLP.....................................     31-32
-  Consolidated Statements of Operations for the years ended October 31,
   2006, 2005 and 2004.................................................         33
-  Consolidated Balance Sheets as of October 31, 2006 and 2005..........        34
-  Consolidated Statements of Shareholders' Equity for the years ended
   October 31, 2006, 2005 and 2004.....................................         35
-  Consolidated Statements of Cash Flows for the years ended October 31,
   2006, 2005 and 2004.................................................         36
-  Notes to Consolidated Financial Statements...........................     37-51


     2) Financial Statement Schedule:

          The following financial statement schedule and Report of Independent Registered Public Accounting Firm thereon are included herein and should be read in conjunction with the Consolidated Financial Statements referred to above (page numbers refer to pages in this Report on Form 10-K):



                                                                             PAGE
                                                                           --------


-  Schedule II -- Valuation and Qualifying Accounts.....................      57


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

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report of Form 10-K pursuant to Item 15(b):

               A. 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended October 31, 1998 (File No. 0-13907)).

               B. Employee Stock Purchase Plan, as amended October 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended October 31, 2005 (File No. 0-13907)).

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

               J. Summary of fiscal 2007 Non-Employee Director Cash Compensation (filed herewith electronically).

               K. Change in control agreement dated April 13, 2005 between the Company and Brett Reynolds (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K/A dated April 8, 2005 (File No. 0-13907)).

               L. Form of option amendment dated September 30, 2005 between the Company and each of Mark F. Palma and Sven A. Wehrwein regarding the termination of a portion of their stock option grants (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the period ended October 31, 2005 (File No. 0-13907)).

               M. Summary of fiscal 2007 Named Executive Officer Compensation (filed herewith electronically).

               N. 2006 Stock Incentive Plan (filed herewith electronically).

               O. Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (filed herewith electronically).

               P. Form of Non-Statutory Stock Option Agreement under 2006 Stock Incentive Plan (filed herewith electronically).

     (b) Exhibits:

          The response to this portion of Item 15 is included as a separate section of this Report on Form 10-K on pages E-1 to E-3.

     (c) Financial Statement Schedule:

                                   SCHEDULE II

                         SYNOVIS LIFE TECHNOLOGIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS



                                               BALANCE AT   CHARGED TO                BALANCE AT
                                                BEGINNING    COST AND                   END OF
DESCRIPTION                                     OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
-----------                                    ----------   ----------   ----------   ----------


Allowance for doubtful accounts:
Year ended October 31, 2006..................   $212,000     $453,000      $21,000     $644,000
Year ended October 31, 2005..................    159,000       85,000       32,000      212,000
Year ended October 31, 2004..................    155,000       31,000       27,000      159,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SYNOVIS LIFE TECHNOLOGIES, INC.

                                        By        /s/ RICHARD W. KRAMP
                                           -------------------------------------
                                                     Richard W. Kramp,
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)

Dated: January 12, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 12, 2007 by the following persons on behalf of the registrant and in the capacities indicated.




    /s/ RICHARD W. KRAMP           President, Chief Executive Officer and Director
-------------------------------
        Richard W. Kramp

   /s/ BRETT A. REYNOLDS              Vice President of Finance, Chief Financial
-------------------------------             Officer and Corporate Secretary
       Brett A. Reynolds              (Principal Financial and Accounting Officer)


   /s/ TIMOTHY M. SCANLAN                    Chairman, Board of Directors
-------------------------------
       Timothy M. Scanlan

    /s/ WILLIAM G. KOBI                                Director
-------------------------------
        William G. Kobi

  /s/ KAREN GILLES LARSON                              Director
-------------------------------
      Karen Gilles Larson

     /s/ MARK F. PALMA                                 Director
-------------------------------
         Mark F. Palma

   /s/ RICHARD W. PERKINS                              Director
-------------------------------
       Richard W. Perkins

    /s/ SVEN A. WEHRWEIN                               Director
-------------------------------
        Sven A. Wehrwein

                         SYNOVIS LIFE TECHNOLOGIES, INC.

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                       FOR THE YEAR ENDED OCTOBER 31, 2006



3.1            Restated Articles of Incorporation of the Company, as amended,
               (incorporated by reference to Exhibit 3.1 to the Company's Quarterly
               Report on  Form 10-Q for the quarter ended April 30, 1997 (File No. 0-
               13907)).
3.2            Amendment to Restated Articles of Incorporation of the Company, as
               amended, dated March 20, 1997 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               April 30, 1997 (File No. 0-13907)).
3.3            Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4
               (File No. 33-74750)).
3.4            Amendment to Restated Articles of Incorporation, effective May 1, 2002, regarding the Company name Change from 'Bio-Vascular, Inc.' to 'Synovis
               Life Technologies, Inc.' (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April
               30, 2002 (File No. 0-13907)).
4.1            Form of common stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company's registration statement on
               Form 10 (File No. 0-13907)).
4.2            Rights Agreement, dated as of June 1, 2006, between Synovis Life
               Technologies, Inc. and American Stock Transfer & Trust Company, as
               Rights Agent, including exhibits thereto (incorporated by reference to
               Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated
               June 1, 2006 (File No. 0-13907)).
4.3            Restated Articles of Incorporation of the Company, as amended (see
               Exhibit 3.1).
4.4            Amendment to Restated Articles of Incorporation of the Company, as
               amended, dated March 20, 1997 (see Exhibit 3.2).
4.5            Amended and Restated Bylaws of the Company (see Exhibit 3.3).
4.6            Amendment to Restated Articles of Incorporation, effective May 1, 2002
               (see Exhibit 3.4).
10.1           1995 Stock Incentive Plan, as amended (incorporated by reference to
               Exhibit 10.15 to the Company's Annual Report of Form 10-K for the year ended October 31, 1998 (File No. 0-13907)).
10.2           Employee Stock Purchase Plan, as amended October 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-
               K for the year ended October 31, 2005 (File No. 0-13907)).
10.3           Form of Change in Control Agreement entered into between the Company and Karen Gilles Larson (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended October 31,
               1994 (File No. 0-13907)).
10.4           Form of Change in Control Agreement entered into between the Company and David A. Buche dated January 29, 1998 (incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
               period ended January 31, 1998 (File No. 0-13907)).
10.5           Change in Control Agreement dated February 1, 1999 between the Company and Dr. B. Nicholas Oray (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended
               January 31, 1999 (File No. 0-13907)).
10.6           Amendment to form of change in control agreement between the Company and each of Karen Gilles Larson, David A. Buche and B. Nicholas Oray
               (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
               Report on Form 10-Q for the period ended July 31, 2000 (File No. 0-
               13907)).
10.7           Change in control agreement dated November 1, 2000 between the Company and Mary Frick (incorporated by reference to Exhibit 10.1 to the
               Company's Quarterly Report on Form 10-Q for the period ended January
               31, 2001 (File No. 0-13907)).

10.8           Acquisition Agreement and Plan of Reorganization by and among the
               Company, MCA Acquisition, Inc., Medical Companies Alliance, Inc. and
               Michael K. Campbell, dated July 6, 2001 (incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
               period ended July 31, 2001 (File No. 0-13907)).
10.9           Employment agreement, including a change of control agreement, dated
               July 6, 2001 between the Company and Michael K. Campbell (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
               10-Q for the period ended July 31, 2001 (File No. 0-13907)).
10.10          Lease Agreement effective August 1, 1995 between the Company and CSM
               Investors, Inc. (incorporated by reference to Exhibit 10.25 to the
               Company's Annual Report on Form 10-K for the year ended October 31,
               1995 (File No. 0-13907)).
10.11          Lease Agreement effective August 27, 1997 between Jer-Neen
               Manufacturing Co., Inc. (d/b/a Synovis Interventional Solutions, Inc.)
               and F&G Incorporated (incorporated by reference to Exhibit 10.1 to the
               Company's Quarterly Report on Form 10-Q for the period ended January
               31, 1999 (File No. 0-13907)).
10.12          Acquisition agreement and Plan of Reorganization by and among the
               Company and Emtech, Inc., dated March 6, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-
               Q for the period ended April 30, 2002 (File No. 0-13907)).
10.13          Amendment to Lease Agreement effective August 1, 1995 between the
               Company and CSM Investors, Inc., dated September 19, 2002 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form
               10-K for the period ended October 31, 2002 (File No. 0-13907)).
10.14          Amendment to Lease Agreement effective August 1, 1995 between the
               Company and CSM Investors, Inc., dated August 1, 2005 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report in Form 10-K
               for the period ended October 31, 2005 (File No. 0-13907)).
10.15          Amendment to Lease Agreement between Synovis Interventional Solutions,
               Inc. and Sentry Real Estate, Inc., dated October 15, 2002 (incorporated by reference to Exhibit 10.1.1 to the Company's Quarterly Report on
               Form 10-Q for the period ended January 31, 2003 (File No. 0-13907)).
10.16          Change in control agreement dated August 30, 2004, between the Company and Richard Kramp (incorporated by reference to Exhibit 10.1 to the
               Company's Report on Form 8-K dated September 3, 2004 (File No. 0-
               13907)).
10.17          Severance Agreement between the Company and Fariborz Boor Boor, dated
               August 18, 2004 (incorporated by reference to Exhibit 10.16 to the
               Company's Report on Form 10-K for the year ended October 31, 2004 (File
               No. 0-13907)).
10.18          2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended April 30, 2004 (File No. 0-13907)).
10.19          Summary of fiscal 2007 Non-Employee Director Cash Compensation (filed herewith electronically).
10.20          Change in control agreement dated April 13, 2005, between the Company and Brett Reynolds (incorporated by reference to Exhibit 10.1 to the
               Company's Report on Form 8-K/A dated April 8, 2005 (File No. 0-13907)).
10.21          Form of option amendment dated September 30, 2005 between the Company and each of Mark F. Palma and Sven A. Wehrwein regarding the termination of a portion of their stock option grants incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K
               for the period ended October 31, 2005 (File No. 0-13907)).
10.22          Summary of fiscal 2007 Named Executive Officer Compensation (filed herewith electronically).
10.23          2006 Stock Incentive Plan (filed herewith electronically).

10.24          Form of Incentive Stock Option Agreement under 2006 Stock Incentive
               Plan (filed herewith electronically).
10.25          Form of Non-Statutory Stock Option Agreement under 2006 Stock Incentive
               Plan (filed herewith electronically).
14.1           Code of Ethics for Chief Executive Officer and Senior Financial
               Officers (filed herewith electronically).
21.1           List of Subsidiaries of the Company (incorporated by reference to
               Exhibit 21.1 to the Company's Annual Report on Form 10-K for the period ended October 31, 2002 (File No. 0-13907)).
23.1           Consent of Deloitte and Touche LLP (filed herewith electronically).
31.1           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).
31.2           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).
32.1           Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
               Section 906 of the Sarbanes- Oxley Act of 2002 (filed herewith electronically).