Form 10-Q
period 2007-01-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2007-02-28
CIK 780127

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended January 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to _____

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated Filer  X    Non-accelerated filer
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes     No  X
                            ---    ---

On February 22, 2007, there were 12,172,060 shares of the registrant's common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006
(in thousands, except per share data)

                                                                  Three Months Ended
                                                                      January 31,
                                                                  ------------------
                                                                     2007     2006
                                                                    ------   ------
Net revenue                                                         14,187   13,279
Cost of revenue                                                      7,803    8,493
                                                                    ------   ------
Gross margin                                                         6,384    4,786
Operating expenses:
Selling, general and administrative                                  5,830    5,197
Research and development                                               813      820
                                                                    ------   ------
Operating expenses                                                   6,643    6,017

Operating loss                                                        (259)  (1,231)
Interest income                                                        493      278
                                                                    ------   ------
Income (loss) before benefit from income taxes                         234     (953)
Benefit from income taxes                                              (30)    (381)
                                                                    ------   ------
Net income (loss)                                                      264     (572)
                                                                    ======   ======
Basic and diluted earnings (loss) per share                           0.02    (0.05)
                                                                    ======   ======

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
AS OF JANUARY 31, 2007 AND OCTOBER 31, 2006
(in thousands, except share and per share data)

                                                                  January 31,   October 31,
                                                                      2007          2006
                                                                  -----------   -----------
ASSETS
Current assets:
Cash and cash equivalents                                           $ 8,445       $ 7,053
Short-term investments                                               39,506        39,926
Accounts receivable, net                                              6,791         6,740
Inventories                                                          10,229         8,590
Deferred income tax asset, net                                        1,017         1,017
Other current assets                                                  1,377         1,742
                                                                    -------       -------
   Total current assets                                              67,365        65,068
Property, plant and equipment, net                                   11,847        12,228
Goodwill, net                                                         5,522         5,482
Other intangible assets, net                                          1,806         1,911
Deferred income tax asset, net                                          891           861
                                                                    -------       -------
   Total assets                                                     $87,431       $85,550
                                                                    =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                    $ 3,036       $ 1,549
Accrued expenses                                                      3,747         4,076
                                                                    -------       -------
   Total current liabilities                                          6,783         5,625

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value;
   none issued or outstanding at January 31, 2007 and
   October 31, 2006                                                      --            --
Common stock: authorized 20,000,000 shares of $.01 par value;
   issued and outstanding, 12,159,473 at January 31, 2007 and
   12,101,253 at October 31, 2006                                       122           121
Additional paid-in capital                                           75,590        75,132
Retained earnings                                                     4,936         4,672
                                                                    -------       -------
    Total shareholders' equity                                       80,648        79,925
                                                                    -------       -------
    Total liabilities and shareholders' equity                      $87,431       $85,550
                                                                    =======       =======

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006
(in thousands)

                                                                  Three Months Ended
                                                                      January 31,
                                                                  ------------------
                                                                    2007       2006
                                                                  --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $    264   $  (572)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment                          898       839
Amortization of intangible assets                                      105       112
Stock-based compensation                                               148        60
Change in deferred taxes                                               (30)     (592)

Change in operating assets and liabilities:
Accounts receivable                                                    (51)      507
Inventories                                                         (1,639)     (237)
Other current assets                                                   365       218
Accounts payable                                                     1,380      (942)
Accrued expenses                                                      (329)      116
                                                                  --------   -------
Net cash provided by (used in) operating activities                  1,111      (491)
                                                                  --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                            (410)     (533)
Investments in patents and trademarks                                   --         2
Purchases of short-term investments                                (22,053)   (4,136)
Proceeds from the maturity of short-term investments                22,473     3,104
Other                                                                  (40)      (34)
                                                                  --------   -------
Net cash used in investing activities                                  (30)   (1,597)
                                                                  --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans                 311        40
                                                                  --------   -------
Net cash provided by financing activities                              311        40
                                                                  --------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,392    (2,048)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     7,053     8,183
                                                                  --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  8,445   $ 6,135
                                                                  ========   =======

      The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements of Synovis Life Technologies, Inc. (Synovis or the Company) have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2006.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three months ended January 31, 2007 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2007.

All amounts included in the Notes to Consolidated Condensed Financial Statements are in thousands, except for share and per share data, and as specified otherwise.

(2) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                           January 31,   October 31,
                                               2007          2006
                                           -----------   -----------
Inventories consist of the following:
Finished goods .........................     $ 2,984        $2,680
Work in process ........................       3,972         4,048
Raw materials ..........................       3,273         1,862
                                             -------        ------
                                             $10,229        $8,590
                                             =======        ======

Cash Flow:

The Company recorded $107 and $116 in accounts payable at January 31, 2007 and 2006, respectively, for equipment purchases made during the quarter then ended.

Contingency:

In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the parties' distribution agreement. We formally disputed the distributor's claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. The arbitration hearing for this matter occurred in January and February 2007, and we are currently awaiting the arbitration panel's ruling, which is expected in the second quarter of fiscal 2007. The Company is unable to evaluate the likelihood of prevailing in this case and has not recorded a liability in our consolidated condensed balance sheets. As of January 31, 2007, the Company had accounts receivable of $449 from this distributor pertaining to sales prior to the commencement of the arbitration action, plus interest receivable of $116. The Company has substantially reserved for these receivables.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

(3) GOODWILL AND OTHER INTANGIBLE ASSETS:

The following table summarizes the Company's amortized intangible assets:

                                   As of January 31, 2007          As of October 31, 2006
                               -----------------------------   -----------------------------
                               Gross Carrying    Accumulated   Gross Carrying    Accumulated
                                   Amount       Amortization       Amount       Amortization
                               --------------   ------------   --------------   ------------
Amortized intangible assets:
   Patents and trademarks          $1,634          $  733          $1,634          $  704
   Developed technology             1,102             617           1,102             590
   Non-compete agreements           1,500           1,080           1,500           1,031
                                   ------          ------          ------          ------
      Total                        $4,236          $2,430          $4,236          $2,325
                                   ======          ======          ======          ======

Amortization expense was $105 for the three months ended January 31, 2007 and $112 for the three months ended January 31, 2006. The estimated amortization expense for each of the next five years is approximately $375 per year based on the current amortizable intangible assets owned by the Company.

The following is a summary of goodwill by business segment:

                               Interventional business   Surgical business    Total
                               -----------------------   -----------------   ------
Goodwill as of:
   January 31, 2007                     $4,093                 $1,429        $5,522
   October 31, 2006                     $4,093                 $1,389        $5,482

No impairment losses were incurred during the three months ended January 31, 2007.

(4) STOCK-BASED COMPENSATION:

The Company has a 2006 Stock Incentive Plan (the "2006 Plan"), which permits the Company to grant incentive stock options, non-qualified stock options or share awards to eligible recipients.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Shared-Based Payment ("SFAS No. 123R"). Total stock-based compensation expense included in our statements of operations for the three months ended January 31, 2007 and 2006, was $148 ($119, net of tax) and $60 ($38, net of tax), respectively.

During the quarter ended January 31, 2007, the Company granted 527,860 stock options at a weighted average exercise price per share of $7.51. The Black-Scholes option valuation assumptions used in the quarter ended January 31, 2007 were as follows:

Risk-free rate (1)                          4.6%
Expected dividend yield                    None
Expected stock price volatility (2)          50%
Expected term of stock options (3)    3.5 years
Fair value per option                     $3.08

(1) Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

(2) Expected stock price volatility is based on the Company's historical volatility.

(3) Expected term of stock options is estimated by taking one-half of the exercise period plus one-half of the vesting period of the stock options.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

During the quarter ended January 31, 2006, the Company did not grant any stock options, and thus, did not use an option-pricing model.

The Company also has an Employee Stock Purchase Plan ("ESPP"), which permits employees to purchase stock at 95% of the market price of its common stock at the end of each quarterly purchase period. No stock-based compensation expense for the ESPP is required to be recorded based on the provisions of SFAS No. 123R.

(5) EARNINGS PER SHARE:

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

                                                                             Three Months Ended
                                                                                January 31,
                                                                          -----------------------
                                                                             2007         2006
                                                                          ----------   ----------
Denominator for basic earnings per share - weighted-average
   common shares ......................................................   12,127,309   11,934,124
Shares associated with option plans ...................................       97,317           --
                                                                          ----------   ----------
Denominator for diluted earnings per share - weighted-average
   common shares and dilutive potential common shares .................   12,224,626   11,934,124
                                                                          ==========   ==========
Options excluded from EPS calculation because the option's exercise price and unamortized expense are greater than the average market
   price of the Company's common stock ................................      881,659      352,956
                                                                          ==========   ==========

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

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

The following table presents certain financial information by business segment for the three months ended January 31, 2007 and 2006:

                             Three Months Ended
                                 January 31,
                             ------------------
                               2007      2006
                             -------   -------
Net revenue:
   Surgical business         $ 8,431   $ 6,161
   Interventional business     5,756     7,118
                             -------   -------
      Consolidated           $14,187   $13,279
                             =======   =======
Operating income (loss):
   Surgical business         $   860   $  (306)
   Interventional business      (415)     (352)
   Corporate and other          (704)     (573)
                             -------   -------
      Consolidated           $  (259)  $(1,231)
                             =======   =======

(7) SHAREHOLDERS' EQUITY:

During the three months ended January 31, 2007, stock options for the purchase of 56,104 shares of the Company's common stock were exercised at prices between $4.38 and $10.75 per share. During the three months ended January 31, 2006, stock options for the purchase of 1,500 shares of the Company's common stock were exercised at a price of $4.63 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The disclosures in this Form 10-Q include "forward-looking statements" made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "should", "could", "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, outcomes of clinical and marketing trials as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, the cost and outcome of intellectual property litigation and the level and timing of orders from contract manufacturing customers, as well as other factors found in the Company's filings with the SEC, such as the "Risk Factors" section in Item 1A of the Annual Report on Form 10-K for the year ended October 31, 2006.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2007 WITH THE THREE MONTHS ENDED JANUARY 31, 2006 (IN THOUSANDS EXCEPT PER SHARE DATA)

The following table summarizes our condensed consolidated operating results for the first quarter of fiscal 2007 and fiscal 2006:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                                      For the quarter   For the quarter
                                           ended             ended
                                        January 31,       January 31,
                                            2007              2006            Change
                                      ---------------   ---------------   -------------
                                          $       %        $        %        $       %
                                      -------   -----   -------   -----   ------   ----
Net revenue                           $14,187   100.0%  $13,279   100.0%  $  908    6.8%
Cost of revenue                         7,803    55.0     8,493    64.0     (690)  (8.1)
                                      -------   -----   -------   -----   ------   ----
Gross margin                            6,384    45.0     4,786    36.0    1,598   33.4
Selling, general and administrative     5,830    41.1     5,197    39.1      633   12.2
Research and development                  813     5.7       820     6.2       (7)  (0.1)
                                      -------   -----   -------   -----   ------   ----
Operating expenses                      6,643    46.8     6,017    45.3      626   10.4
                                      -------   -----   -------   -----   ------   ----
Operating loss                        $  (259)   (1.8%) $(1,231)   (9.3%) $  972   78.9%.
                                      =======   =====   =======   =====   ======   ====

The following table summarizes our condensed consolidated operating results by business segment:

                              For the quarter
                             ended January 31,
                             -----------------
                               2007      2006
                             -------   -------
Net revenue
   Surgical business         $ 8,431   $ 6,161
   Interventional business     5,756     7,118
                             -------   -------
   Consolidated              $14,187   $13,279
Gross margin
   Surgical business         $ 5,343   $ 3,358
   Interventional business     1,041     1,428
                             -------   -------
   Consolidated              $ 6,384   $ 4,786
Gross margin percentage
   Surgical business              63%       55%
   Interventional business        18%       20%
   Consolidated                   45%       36%
Operating income (loss)
   Surgical business         $   860   $  (306)
   Interventional business      (415)     (352)
   Corporate and other          (704)     (573)
                             -------   -------
   Consolidated              $  (259)  $(1,231)

Our surgical business generated net revenue of $8,431 in the first quarter of fiscal 2007, an increase of $2,270 or 37% from $6,161 in the year-ago quarter. The following table summarizes our surgical business net revenue by product group:

                             For the quarter
                                  ended
                               January 31,
                             ---------------
                              2007     2006
                             ------   ------
Peri-Strips                  $3,374   $2,032
Other biomaterial products    2,735    2,442

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Devices for microsurgery      1,070      882
Surgical tools and other      1,252      805
                             ------   ------
   Total                     $8,431   $6,161

The increase in surgical business net revenue in the first quarter of fiscal 2007 compared to the prior-year quarter is primarily due to our transition to a direct sales force in the U.S. market for all products except devices for microsurgery (the "Transition"), which was completed in December 2006. As a result of the Transition, we have higher average selling prices in the current fiscal 2007 quarter as we essentially sold all of our domestic products at hospital list price to end-users, as opposed to primarily selling to stocking distributors and independent representatives at a discount from list price in the prior-year quarter. These higher average selling prices related to the Transition increased revenue by approximately $1,225 in the three months ended January 31, 2007. Also, other pricing changes due to increases in various worldwide hospital list prices for certain of our products also increased revenue by approximately $150 in the current quarter.

In addition, increased worldwide units sold and product mix changes increased revenue approximately $900. The increase occurred across all product lines, and is believed to be attributable to our direct sales force growing product sales, in addition to the Transition's impact on the prior-year quarter when several of our former distributors reduced their product purchases from us as they depleted their inventory levels of our products.

Worldwide net revenue from Peri-Strips was $3,374 in the first quarter of fiscal 2007, an increase of 66% from $2,032 in the first quarter of fiscal 2006. Included in the Peri-Strips product line is revenue from our two linear products: PSD Apex, our permanent buttress, and PSD Veritas, our remodelable buttress, as well as revenue from our PSD Veritas Circular buttress, which was introduced in mid-fiscal 2006. The revenue increase in the current-year period was driven by increased net selling prices and incremental units sold due to the Transition, in addition to product mix changes within the Peri-Strips product family. PSD Veritas incorporates our Veritas remodelable tissue platform, which becomes the histological equivalent of the host tissue over time. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery.

Revenue from Other biomaterial products increased 12% to $2,735 in the first quarter of fiscal 2007. Higher net selling prices due to the Transition and increased domestic units sold drove the increase. This was partially offset by decreased units sold internationally compared to the prior-year period, which was affected by customers buying in advance of a February 1, 2006 list price increase.

Revenue from Devices for microsurgery was $1,070 in the first quarter of fiscal 2007, an increase of $188 or 21% from $882 in the year-ago quarter. Driving this increase were increased pricing and unit sales of the Coupler, as well as revenue from the S&T instrument product line, for which we acquired the distribution rights to in the second quarter of fiscal 2006. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.

Our Surgical tools and other product line increased $447 or 56% to $1,252 in the first quarter of fiscal 2007. Shipping revenue increased $224 to $341 in the first quarter of fiscal 2007 due to the higher volume of individual shipments made as a result of the Transition.

Our interventional business develops and manufactures components and assemblies for the minimally invasive device industry, with a high concentration of revenue coming from the cardiac rhythm management ("CRM") market. We address three areas of the CRM market: pacing, implantable cardioverter defibrillation ("ICD") and congestive heart failure ("CHF"). Within the CRM market, we produce conductor and shocking coils for pacing and defibrillator leads, helices for active fixation leads, and stylets used to implant all types of leads. Recent published reports regarding the CRM industry suggest a return to market growth in the latter half of 2007 in contrast to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

contraction reported by several of the large CRM companies in the second half of 2006. We view this as a positive indicator of potential increased demand for the types of components and assemblies we produce.

Our interventional business has historically experienced variations in revenue from period to period primarily due to inherent variability in the timing of customer demand. Such variations may continue in the future.

The following table summarizes our interventional business net revenue by market:

                            For the quarter
                                 ended
                              January 31,
                            ---------------
                             2007     2006
                            ------   ------
Cardiac rhythm management   $3,766   $5,182
Other                        1,990    1,936
                            ------   ------
   Total                    $5,756   $7,118

The following table summarizes our interventional business net revenue by product group:

                                     For the quarter
                                          ended
                                       January 31,
                                     ---------------
                                      2007     2006
                                     ------   ------
Coils and helices                    $2,838   $3,777
Stylets and other wireforms           1,889    2,008
Machining, molding and tool making      898      955
Other                                   131      378
                                     ------   ------
   Total                             $5,756   $7,118

Interventional business net revenue decreased 19% to $5,756 in the first quarter of fiscal 2007 from $7,118 in the first quarter of fiscal 2006. Sales to our interventional business' three largest customers collectively accounted for 67% and 78% of revenue in the first quarter of fiscal 2007 and 2006, respectively.

The decrease in interventional business revenue during the first quarter of fiscal 2007 was primarily due to lower shipments of two particular noble metal coils to one significant customer. During fiscal 2006, this customer introduced a new ICD lead, which we believe has reduced the demand for their existing leads for which we supply the coils. During the first quarter of fiscal 2007, revenue from these coils declined approximately $1,900 as compared to the same quarter of the prior year. We expect second quarter revenue from these coils to be similar to the first quarter of fiscal 2007.

Partially offsetting this decrease in revenue, sales of other coils to this customer and other CRM customers increased during the current quarter over the prior year, believed to be due in part to variability in timing of customer demand.

Our consolidated gross margin increased nine percentage points to 45% in the first quarter of fiscal 2007 from 36% during the first quarter of fiscal 2006. The margin increase was due to a higher proportion of surgical business revenue and the increased gross margin within this segment, offset partially by the decrease in the interventional business gross margin.

In our surgical business, the gross margin for the first quarter of fiscal 2007 increased eight percentage points to 63% in fiscal 2007 from 55% in the prior-year period due primarily to two factors:

     - Higher average net selling prices resulting from our Transition benefited the fiscal 2007 gross margin

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

          by approximately five percentage points.

     - Sales mix (geographic and product) benefited the margin in the current year by approximately three percentage points.

Gross margin in the interventional business decreased two percentage points to 18% in the first quarter of fiscal 2007, which was primarily due to product mix. Partially mitigating this decrease were cost savings realized from the reorganization of certain functional areas that occurred in the second quarter of fiscal 2006.

Factors which affect the consolidated gross margin include the relative revenue of each business segment, product mix within each business segment, volume, product acquisitions and disposals, and other production activities. Accordingly, our consolidated gross margins may fluctuate from period to period based on variations in these factors.

Selling, general and administrative ("SG&A") expense during the first quarter of fiscal 2007 was $5,830, an increase of $633 or 12% from SG&A expense of $5,197 in the first quarter of fiscal 2006. As a percentage of net revenue, SG&A expense was 41% in the first quarter of fiscal 2007 as compared to 39% in the prior-year quarter. The increase was primarily related to incremental costs of $357 for the full-quarter costs associated with the surgical business sales force which was hired throughout fiscal 2006. In addition, we incurred $288 in increased legal costs within our surgical business, $217 in additional surgical business sales and marketing costs, and $88 in incremental stock-based compensation expense across the Company. Partially offsetting this was approximately $275 in lower SG&A expense within our interventional business due primarily to the second quarter fiscal 2006 reorganization and other cost reductions.

In fiscal 2007, we expect SG&A expense to increase compared to fiscal 2006 as we incur full-year costs related to our surgical business direct sales force hired throughout fiscal 2006. In addition, we expect full-year consolidated stock-based compensation expense in fiscal 2007 to be approximately $525, an increase from $168 in fiscal 2006.

Research and development ("R&D") expense of $813 during the first quarter of fiscal 2007 was consistent with expense of $820 during the prior-year quarter. In both business units R&D expense fluctuates from quarter to quarter based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.

We recorded an operating loss of $259 in the first quarter of fiscal 2007, an improvement of $972 or 79% compared to an operating loss of $1,231 in the first quarter of fiscal 2006. Interest income increased to $493 in the first quarter of fiscal 2007 compared with $278 in the first quarter of fiscal 2006, due to higher investment yields, higher investment balance and the initial phase of shifting from tax-exempt to higher yielding taxable investments in the current-year period.

We recorded a benefit from income taxes of $30 in the first quarter of fiscal 2007. Included within our benefit in the current quarter is tax expense of $70 at an effective tax rate of 30%, as well as a $100 benefit related to R&D credits from fiscal 2006 as the laws governing such credits were reinstated during the current quarter. In the first quarter of fiscal 2006, we recorded a benefit from income taxes of $381 at an effective tax rate of 40%. Our effective tax rate in fiscal 2007 is expected to be highly sensitive to the level of tax-exempt interest income, R&D credits and other permanent items relative to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $47,951 as of January 31, 2007, an increase of $972 from $46,979 as of October 31, 2006. Working capital at January 31, 2007 and October 31, 2006 was $60,582 and $59,443, respectively. We have no long-term debt. We currently expect our cash on hand and funds from

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

operations to be sufficient to cover both of our short- and long-term operating requirements, subject however, to numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.

Operating activities provided cash of $1,111 in the first three months of fiscal 2007, as compared to using cash of $491 during the first three months of fiscal 2006. Operating cash in the first quarter of fiscal 2007 was provided by net income of $264 and non-cash expenses of $1,121. Inventories and accounts payable increased $1,639 and $1,380, respectively, driven primarily by the timing of precious metal purchases for future production activity in our interventional business.

Investing activities used $30 of cash during the first three months of fiscal 2007 compared to $1,597 in the prior-year period. In fiscal 2007, we recorded net proceeds of $420 from changes in short-term investments, as compared to net purchases of $1,032 in the prior-year period. We also recorded $410 in purchases of property, plant and equipment, a decrease from $533 in the first quarter of fiscal 2006. In fiscal 2007, we may spend up to $3,200 for investments in capital assets necessary to support our expected future growth.

Financing activities provided $311 of cash during the first three months of fiscal 2007, all of which are proceeds from stock-based compensation plans. Financing activities provided cash of $40 in the prior-year quarter.

CRITICAL ACCOUNTING POLICIES

Short-term Investments: Our short-term investments consist of high-grade, taxable and tax-exempt auction rate securities and municipal bonds. These investments, a portion of which have original maturities beyond one year, are classified as short-term based on their highly liquid nature. The securities which have stated maturities beyond one year have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. Our short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value due to their highly liquid nature. As of January 31, 2007 and October 31, 2006, there were no unrealized gains or losses associated with these investments.

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

NEW ACCOUNTING STANDARDS

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted the provisions of SAB No. 108 as of November 1, 2006, and there was no cumulative effect of applying the provisions of SAB No. 108.

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB SFAS No. 109, ("FIN 48") which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of November 1, 2007. The Company is currently in the process of evaluating the impact of the adoption of FIN 48.

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

ADDITIONAL INFORMATION ON SYNOVIS

We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports, proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding Synovis, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC's public reference room at 100 F Street NE, Washington, DC 20549. You may obtain information regarding the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC's website. The address of this website is http://www.sec.gov.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal financial instruments we maintain are cash and cash equivalents, short-term investments and accounts receivable. We believe that the interest rate, credit and market risk related to these accounts is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility of assets and establishment of appropriate allowances in connection with our internal controls and policies. We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting during the fiscal quarter covered by this report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the parties' distribution agreement. We formally disputed the distributor's claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. The arbitration hearing for this matter occurred in January and February 2007, and we are currently awaiting the arbitration panel's ruling, which is expected in the second quarter of fiscal 2007. The Company is unable to evaluate the likelihood of prevailing in this case and has not recorded a liability in our consolidated condensed balance sheet. As of January 31, 2007, the Company had accounts receivable of $449 from this distributor pertaining to sales prior to the commencement of the arbitration action, plus interest receivable of $116. The Company has substantially reserved for these receivables.

On August 18, 2006, we initiated a patent infringement action in U.S. District Court for the District of Minnesota against Cook Group, Inc., an Indiana-based company. The action alleges infringement of U.S. Patent No. 5,752,965 "Apparatus and Method for Producing a Reinforced Surgical Fastener Suture Line," which covers certain surgical business technology. On October 17, 2006, two subsidiaries of Cook Group, Inc., Cook Biotech Incorporated and Cook Medical Incorporated filed suit against us in U.S. District Court for the Southern District of Indiana, seeking a declaratory judgment that the products sold by these entities do not infringe the '965 patent, and that the claims of the '965 patent are invalid and/or unenforceable. On February 7, 2007, the action initiated by the subsidiaries of Cook Group, Inc. was dismissed without prejudice, meaning that these subsidiaries could still bring a subsequent suit on the same cause of action. We intend to vigorously protect our intellectual property rights, however because of the early stage of the action against Cook Group, Inc., there can be no assurance that we will prevail in this litigation.

ITEM 1A. RISK FACTORS

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On February 28, 2007, we issued a press release announcing our earnings for the three months ended January 31, 2007. A copy of the press release is furnished herewith as Exhibit 99.1, and should not be deemed to be "filed" under the Securities Exchange Act of 1934. The foregoing disclosure would otherwise be filed on Form 8-K, under the heading "Item 2.02 - Results of Operations and Financial Condition."


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

     99.1 Synovis Life Technologies, Inc. News Release dated February 28, 2007 (filed herewith electronically).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        SYNOVIS LIFE TECHNOLOGIES, INC.


Dated: February 28, 2007                /s/ Brett Reynolds
                                        ----------------------------------------
                                        Brett Reynolds
                                        Vice President of Finance, Chief
                                        Financial Officer and Corporate
                                        Secretary
                                        (Principal Financial Officer)

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

     99.1 Synovis Life Technologies, Inc. News Release dated February 28, 2007 (filed herewith electronically).