Form 10-Q
period 2007-04-30
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2007-06-08
CIK 780127

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended April 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 0-13907

SYNOVIS LIFE TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)
State of Incorporation: Minnesota
I.R.S. Employer Identification No.: 41-1526554
Principal Executive Offices: 2575 University Ave. W.
St. Paul, Minnesota 55114
Telephone Number: (651) 796-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated Filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
On May 31, 2007, there were 12,240,746 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2007 AND 2006

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Net revenue	$16,623	$14,922	$30,810	$28,201
Cost of revenue	9,273	9,521	17,076	18,014

Gross margin	7,350	5,401	13,734	10,187

Operating expenses:
Selling, general and administrative	5,851	5,833	11,681	11,030
Research and development	890	818	1,703	1,638

Operating expenses	6,741	6,651	13,384	12,668

Operating income (loss)	609	(1,250)	350	(2,481)

Interest income	484	300	977	578

Income (loss) before provision for (benefit from) income taxes	1,093	(950)	1,327	(1,903)

Provision for (benefit from) income taxes	334	(475)	304	(856)

Net income (loss)	$759	$(475)	$1,023	$(1,047)

Earnings (loss) per share:
Basic	$0.06	$(0.04)	$0.08	$(0.09)

Diluted	$0.06	$(0.04)	$0.08	$(0.09)

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
AS OF APRIL 30, 2007 AND OCTOBER 31, 2006

(in thousands, except share and per share data)

	April 30,	October 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$8,356	$7,053
Short-term investments	37,700	39,926
Accounts receivable, net	8,204	6,740
Inventories	10,144	8,590
Deferred income tax asset, net	1,017	1,017
Other current assets	1,296	1,742

Total current assets	66,717	65,068

Property, plant and equipment, net	11,452	12,228
Goodwill, net	6,630	5,482
Other intangible assets, net	2,681	1,911
Deferred income tax asset, net	563	861

Total assets	$88,043	$85,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,808	$1,549
Accrued expenses	4,204	4,076

Total current liabilities	6,012	5,625

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value; none issued or outstanding at April 30, 2007 and October 31, 2006	—	—
Common stock: authorized 20,000,000 shares of $.01 par value; issued and outstanding, 12,235,449 at April 30, 2007 and 12,101,253 at October 31, 2006	122	121
Additional paid-in capital	76,214	75,132
Retained earnings	5,695	4,672

Total shareholders’ equity	82,031	79,925

Total liabilities and shareholders’ equity	$88,043	$85,550

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006

(in thousands)

	Six Months Ended
	April 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,023	$(1,047)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,974	1,701
Amortization of intangible assets	216	224
Stock-based compensation	284	101
Change in deferred taxes	298	(1,085)

Change in operating assets and liabilities:
Accounts receivable	(1,464)	(716)
Inventories	(1,554)	782
Other current assets	446	349
Accounts payable	103	(246)
Accrued expenses	128	73

Net cash provided by operating activities	1,454	136

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds upon disposition of property, plant and equipment	—	46
Purchase of property, plant and equipment	(1,042)	(856)
Investments in patents and trademarks	—	(84)
Purchases of short-term investments	(33,021)	(9,024)
Proceeds from the maturity of short-term investments	35,247	7,634
Purchase of assets of Fascia Closure Systems, LLC	(2,056)	—
Other	(78)	(64)

Net cash used in investing activities	(950)	(2,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans	799	299

Net cash provided by financing activities	799	299

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,303	(1,913)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,053	8,183

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,356	$6,270

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(1) BASIS OF PRESENTATION:
The accompanying unaudited consolidated condensed financial statements of Synovis Life Technologies, Inc. (Synovis or the Company) have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2006.
In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and six months ended April 30, 2007 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2007.
All amounts included in the Notes to Consolidated Condensed Financial Statements are in thousands, except for share and per share data, and as specified otherwise.
(2) ACQUISITION OF BUSINESS:
In April 2007, the Company’s surgical business purchased the 4Closure™ Surgical Fascia Closure System (“4Closure System”) from Fascia Closure Systems, LLC (the “Seller”). The 4Closure System is a device and operating method for closure of punctures in the fascia, a layer of connective tissue on the inner surface of the chest or abdominal wall, following laparoscopic procedures which use larger diameter operating ports or trocars. The device is authorized for sale in the United States and has a patent pending. The purchase price was a cash payment of $2,000 plus certain additional milestone payments of $500 each to be paid upon the achievement of cumulative net sales of the 4Closure System equal to $2,500, $5,000, $7,500, $10,000 and $12,500. In addition, for net sales thru April 2019, a royalty payment will be paid in the amount of 5 percent of net sales.
Approximately $1,000 of the original purchase price was allocated to identifiable intangible assets to be amortized on a straight line basis over an estimated average useful life of nine years. The remaining amount of the purchase price was recorded as goodwill. Additional milestone payments to the Seller will be recorded as additional goodwill when earned.
Sales of the 4Closure System from April 3, 2007 to April 30, 2007 are included in the Consolidated Condensed Statement of Operations for the three and six month periods ended April 30, 2007. The assets acquired in the transaction are included in the Company’s Consolidated Condensed Balance Sheet as of April 30, 2007 and the purchase transaction has been included in the Consolidated Condensed Statement of Cash Flows for the six month period ended April 30, 2007.
Pro forma combined financial information for the three and six month periods ended April 30, 2007 and 2006 have not been provided as the historical operating results of Fascia Closure Systems, LLC are not considered significant in relation to the Company’s results for the periods then ended.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

(3) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

	April 30,	October 31,
	2007	2006
Inventories consist of the following:
Finished goods	$2,738	$2,680
Work in process	4,353	4,048
Raw materials	3,053	1,862

	$10,144	$8,590

Cash Flow:
The Company recorded $156 and $100 in accounts payable at April 30, 2007 and 2006, respectively, for equipment purchases made during the periods then ended.
Contingency:
In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the parties’ distribution agreement. We formally disputed the distributor’s claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. In March 2007, the arbitration panel dismissed all of the claims of our third party distributor and substantially all of our counterclaims.
(4) GOODWILL AND OTHER INTANGIBLE ASSETS:
The following table summarizes the Company’s amortized intangible assets:

	As of April 30,		As of October 31,
	2007		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and trademarks	$1,620	$756	$1,634	$704
Developed technology	1,952	652	1,102	590
Non-competes and other	1,650	1,133	1,500	1,031

Total	$5,222	$2,541	$4,236	$2,325

Amortization expense was $216 for the six months ended April 30, 2007 and $224 for the six months ended April 30, 2006. The estimated amortization expense is approximately $440 for fiscal 2007 and $490 per year for each of the next four years based on the current amortizable intangible assets owned by the Company.
The following is a summary of goodwill by business segment:

	Interventional business	Surgical business	Total
Goodwill as of:
April 30, 2007	$4,093	$2,537	$6,630
October 31, 2006	$4,093	$1,389	$5,482
No impairment losses were incurred during the six months ended April 30, 2007.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

(5) STOCK-BASED COMPENSATION:
The Company’s 2006 Stock Incentive Plan permits the Company to grant incentive stock options, non-qualified stock options or share awards to eligible recipients.
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Shared-Based Payment (“SFAS No. 123R”). Total stock-based compensation expense included in our statements of operations for the three months ended April 30, 2007 and 2006, was $136 ($112, net of tax) and $41 ($26, net of tax), respectively. Total stock-based compensation expense included in our statements of operations for the six months ended April 30, 2007 and 2006, was $284 ($231, net of tax) and $101 ($64, net of tax), respectively.
During the six months ended April 30, 2007, the Company granted 533,860 stock options at a weighted average exercise price per share of $7.58. The Black-Scholes option valuation assumptions used during the six months ended April 30, 2007 were as follows:

Risk-free rate (1)	4.6%
Expected dividend yield	None
Expected stock price volatility (2)	50%
Expected term of stock options (3)	3.5 years
Fair value per option	$3.08

(1)	Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

(2)	Expected stock price volatility is based on the Company’s historical volatility over a period generally consistent with the expected term of the stock options.

(3)	Expected term of stock options is estimated by summing one-half of the original contractual term plus one-half of the vesting period of the stock options.
During the six months ended April 30, 2006, the Company did not grant any stock options, and thus, did not use an option-pricing model.
The Company also has an Employee Stock Purchase Plan (“ESPP”), which permits employees to purchase stock at 95% of the market price of its common stock at the end of each quarterly purchase period. No stock-based compensation expense for the ESPP is required to be recorded based on the provisions of SFAS No. 123R.
(6) EARNINGS PER SHARE:
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Denominator for basic earnings per share — weighted-average common shares	12,206,673	11,967,590	12,166,397	11,950,580

Shares associated with option plans	254,711	—	178,529	—

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Denominator for diluted earnings per share — weighted-average common shares and dilutive potential common shares	12,461,384	11,967,590	12,344,926	11,950,580

Options excluded from EPS calculation because the option’s exercise price and unamortized expense are greater than the average market price of the Company’s common stock	51,072	352,667	49,923	378,974

For the three and six months ended April 30, 2006, none of the options outstanding were included in the computation of diluted earnings per share because the Company incurred a net loss, and the inclusion of the options would have been anti-dilutive.
(7) SEGMENT INFORMATION:
The Company’s operations, which are presently based mainly in Minnesota and Puerto Rico, are comprised of two operating segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each. The Company evaluates the performance of its business segments and allocates resources based upon their respective current or future earnings contribution to the consolidated earnings of the Company or based upon the segment’s product research and development efforts in process at that time.
Operations that are not included in either of the operating segments are included in the category “corporate and other.” The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, primarily the costs of operating a public company and the estimated time of management personnel in support of corporate activities.
The following table presents certain financial information by business segment:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Net revenue:
Surgical business	$9,083	$6,190	$17,514	$12,351
Interventional business	7,540	8,732	13,296	15,850

Consolidated	$16,623	$14,922	$30,810	$28,201

Operating income (loss):
Surgical business	$1,283	$(719)	$2,143	$(1,025)
Interventional business	(49)	4	(464)	(348)
Corporate and other	(625)	(535)	(1,329)	(1,108)

Consolidated	$609	$(1,250)	$350	$(2,481)

(8) SHAREHOLDERS’ EQUITY:
During the six months ended April 30, 2007, stock options for the purchase of 129,573 shares of the Company’s common stock were exercised at prices between $3.00 and $10.75 per share. During the six months ended April 30, 2006, stock options for the purchase of 51,265 shares of the Company’s common stock were exercised at prices between $2.69 and $8.25 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements:
The disclosures in this Form 10-Q include “forward-looking statements” made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “should”, “could”, “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, outcomes of clinical and marketing trials as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, the cost and outcome of intellectual property litigation and the level and timing of orders from contract manufacturing customers, as well as other factors found in the Company’s filings with the SEC, such as the “Risk Factors” section in Item 1A of the Annual Report on Form 10-K for the year ended October 31, 2006.
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
Operations that are not included in either of the operating segments are reported in the category “corporate and other.” The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, primarily the costs of operating a public company and the estimated time of management personnel in support of corporate activities.
In April 2007, our surgical business purchased the 4Closure™ Surgical Fascia Closure System (“4Closure System”) from Fascia Closure Systems, LLC (the “Seller”). The 4Closure System is a device and operating method for closure of punctures in the fascia, a layer of connective tissue on the inner surface of the chest or abdominal wall, following laparoscopic procedures which use larger diameter operating ports or trocars. The device is authorized for sale in the United States and has a patent pending. The purchase price was a cash payment of $2,000 plus certain additional milestone payments of $500 each to be paid upon the achievement of cumulative net sales of the 4Closure System equal to $2,500, $5,000, $7,500, $10,000 and $12,500. In addition, for net sales thru April 2019, a royalty payment will be paid in the amount of 5 percent of net sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

Approximately $1,000 of the original purchase price was allocated to identifiable intangible assets to be amortized on a straight-line basis over an estimated average useful life of nine years. The remaining amount of the purchase price was recorded as goodwill.
Results of Operations
Comparison of the Three Months Ended April 30, 2007 with
the Three Months Ended April 30, 2006 (in thousands except per share data)
The following table summarizes our condensed consolidated operating results:

	For the quarter ended		For the quarter ended
	April 30, 2007		April 30, 2006		Change
	$	%	$	%	$	%

Net revenue	$16,623	100.0%	$14,922	100.0%	$1,701	11.4%
Cost of revenue	9,273	55.8	9,521	63.8	(248)	(2.6)

Gross margin	7,350	44.2	5,401	36.2	1,949	36.1

Selling, general and administrative	5,851	35.2	5,833	39.1	18	0.3
Research and development	890	5.4	818	5.5	72	8.8

Operating expenses	6,741	40.6	6,651	44.6	90	1.3

Operating income (loss)	$609	3.6%	$(1,250)	(8.4%)	$1,859	n.m.

The following table summarizes our condensed consolidated operating results by business segment:

	For the quarter ended
	April 30,
	2007	2006

Net revenue
Surgical business	$9,083	$6,190
Interventional business	7,540	8,732

Consolidated	$16,623	$14,922

Gross margin
Surgical business	$5,749	$3,649
Interventional business	1,601	1,752

Consolidated	$7,350	$5,401

Gross margin percentage
Surgical business	63%	59%
Interventional business	21%	20%
Consolidated	44%	36%

Operating income (loss)
Surgical business	$1,283	$(719)
Interventional business	(49)	4
Corporate and other	(625)	(535)

Consolidated	$609	$(1,250)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

Our surgical business generated net revenue of $9,083 in the second quarter of fiscal 2007, an increase of $2,893 or 47% from $6,190 in the year-ago quarter. The following table summarizes our surgical business net revenue by product group:

	For the quarter ended
	April 30,
	2007	2006

Peri-Strips	$3,361	$2,062
Other biomaterial products	3,061	2,321
Devices for microsurgery	1,295	836
Surgical tools and other	1,366	971

Total	$9,083	$6,190
The increase in surgical business net revenue in the second quarter of fiscal 2007 compared to the prior-year quarter is primarily due to our transition to a direct sales force in the U.S. market for all products except devices for microsurgery (the “Transition”), which was completed in December 2006. As a result of the Transition, we have higher average selling prices in the current fiscal 2007 quarter as we essentially sold all of our domestic products at hospital list price to end-users, as opposed to primarily selling to stocking distributors and independent representatives at a discount from list price in the prior-year quarter. These higher average selling prices related to the Transition increased revenue by approximately $794 in the three months ended April 30, 2007. Also, other pricing changes due to increases in various worldwide hospital list prices for certain of our products increased revenue by approximately $104 in the current quarter.
In addition, increased worldwide units sold, including new product introductions, increased revenue approximately $1,995. The increase occurred across all product lines, and is attributable to our direct sales force growing product sales, as well as the Transition’s impact on the prior-year quarter when several of our former distributors reduced their product purchases from us as they depleted their inventory levels of our products.
Worldwide net revenue from Peri-Strips was $3,361 in the second quarter of fiscal 2007, an increase of 63% from $2,062 in the second quarter of fiscal 2006. Included in the Peri-Strips product line is revenue from our two linear products: PSD Apex, our permanent buttress, and PSD Veritas, our remodelable buttress, as well as revenue from our PSD Veritas Circular buttress, which was introduced in mid-fiscal 2006. The revenue increase in the current-year period was driven by increased net selling prices and a 35% increase in units sold due to the Transition, in addition to product mix changes within the Peri-Strips product family. PSD Veritas incorporates our Veritas remodelable tissue platform, which becomes the histological equivalent of the host tissue over time. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery.
Revenue from other biomaterial products increased 32% to $3,061 in the second quarter of fiscal 2007. Higher net selling prices due to the Transition and a 19% increase in domestic units sold drove the increase.
Revenue from devices for microsurgery was $1,295 in the second quarter of fiscal 2007, an increase of $459 or 55% from $836 in the year-ago quarter. Driving this increase were increased unit sales and pricing of the Coupler, as well as revenue from the S&T instrument product line, which we began to distribute in March 2006. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results. In the second quarter of fiscal 2007, we received a U.S. patent for our Flow Coupler, the next generation of the Coupler. The Flow Coupler will incorporate Doppler sensing to measure blood flow at the vessel connection site, providing surgeons with reliable, real-time blood flow information, allowing for early intervention should a blockage begin to develop. We presently expect to have the first sizes of the Flow Coupler available in the early part of calendar 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

Our surgical tools and other product line increased $395 or 41% to $1,366 in the second quarter of fiscal 2007. Higher net selling prices due to the Transition and a 27% increase in worldwide units sold drove the increase.
Our interventional business develops and manufactures components and assemblies for the minimally invasive device industry, with a high concentration of revenue coming from the cardiac rhythm management (“CRM”) market. We address three areas of the CRM market: pacing, implantable cardioverter defibrillation (“ICD”) and congestive heart failure (“CHF”). Within the CRM market, we produce conductor and shocking coils for pacing and defibrillator leads, helices for active fixation leads, and stylets used to implant all types of leads.
Our interventional business has historically experienced variations in revenue from period to period primarily due to inherent variability in the timing of customer demand. Such variations may continue in the future. However, recently published reports regarding the CRM industry suggest a return to market growth in the latter half of 2007 in contrast to the contraction reported by several of the large CRM companies in the second half of 2006. We view this as a positive indicator of potential increased demand for the types of components and assemblies we produce.
The following table summarizes our interventional business net revenue by market:

	For the quarter ended
	April 30,
	2007	2006

Cardiac rhythm management	$5,270	$6,582
Other	2,270	2,150

Total	$7,540	$8,732
The following table summarizes our interventional business net revenue by product group:

	For the quarter ended
	April 30,
	2007	2006

Coils and helices	$3,838	$4,768
Stylets and other wireforms	2,201	2,430
Machining, molding and tool making	1,305	1,051
Other	196	483

Total	$7,540	$8,732
Interventional business net revenue decreased 14% to $7,540 in the second quarter of fiscal 2007 from $8,732 in the second quarter of fiscal 2006. Sales to our interventional business’ three largest customers collectively accounted for 69% and 78% of revenue in the second quarter of fiscal 2007 and 2006, respectively.
The decrease in interventional business revenue during the second quarter of fiscal 2007 was primarily due to lower shipments of two particular noble metal coils to one significant customer. During fiscal 2006, this customer introduced a new ICD lead, which we believe has reduced demand for the leads for which we supply precious metal coils. During the second quarter of fiscal 2007, revenue from these coils declined approximately $1,800 as compared to the same quarter of the prior year. We expect third quarter revenue from these coils to be similar to both the second quarter of fiscal 2007 and the third quarter of fiscal 2006. Partially offsetting this decrease in revenue, sales of coils to other CRM customers increased during the current quarter over the prior year, which we believe to be due in part to variability in timing of customer demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

Our consolidated gross margin increased eight percentage points to 44% in the second quarter of fiscal 2007 from 36% during the second quarter of fiscal 2006. The margin increase was due to a higher proportion of surgical business revenue as well as increased gross margin within both business segments.
In our surgical business, the gross margin for the second quarter of fiscal 2007 increased four percentage points to 63% from 59% in the prior-year period. Higher average net selling prices resulting from our Transition benefited the current quarter gross margin by approximately three percentage points. Also, sales mix (geographic and product) benefited the margin in the current period by approximately one percentage point.
Gross margin in the interventional business increased one percentage point to 21% in the second quarter of fiscal 2007. The drivers of the increase were improved manufacturing efficiencies and overhead utilization as a result of increasing production activities.
Factors which affect the consolidated gross margin include the relative revenue of each business segment, product mix within each business segment, volume, product acquisitions and disposals, and other production activities. Accordingly, our consolidated gross margins may fluctuate from period to period based on variations in these factors.
Selling, general and administrative (“SG&A”) expense during the second quarter of fiscal 2007 was $5,851, essentially flat with SG&A expense of $5,833 in the second quarter of fiscal 2006. As a percentage of net revenue, SG&A expense was 35% in the second quarter of fiscal 2007 as compared to 39% in the prior-year quarter. We incurred $256 in incremental surgical business sales and marketing costs during the current quarter, primarily attributable to marketing efforts to support various product initiatives. Additionally, we incurred $164 in increased legal costs within our surgical business and $95 in incremental stock-based compensation expense across the Company. Partially offsetting this was $290 in lower marketing clinical expense and $147 in lower SG&A expense within our interventional business due primarily to the second quarter fiscal 2006 reorganization and other cost reductions.
In fiscal 2007, we expect SG&A expense to increase compared to fiscal 2006 as we incur full-year costs related to our surgical business direct sales force hired throughout fiscal 2006 as well as our current expectation to add additional sales representatives. Additionally, we may incur significant legal expense in fiscal 2007 related to ongoing patent infringement actions, although we are unable to reasonably estimate the amount of these costs at this time. Finally, we expect full-year consolidated stock-based compensation expense in fiscal 2007 to be approximately $525, an increase from $168 in fiscal 2006.
Research and development (“R&D”) expense was $890 during the second quarter of fiscal 2007, an increase of 9% from expense of $819 during the prior-year quarter. In both business units R&D expense fluctuates from quarter to quarter based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.
We recorded operating income of $609 in the second quarter of fiscal 2007, an improvement of $1,859 compared to an operating loss of $1,250 in the second quarter of fiscal 2006, due to our surgical business moving beyond the transitional costs of the conversion to a direct sales force. Interest income increased to $484 in the second quarter of fiscal 2007 compared with $300 in the second quarter of fiscal 2006, due to higher investment yields, a higher average investment balance and our shift from tax-exempt to higher yielding taxable investments in the current-year period.
We recorded a provision for income taxes of $334, at an effective tax rate of 30%, in the second quarter of fiscal 2007. In the second quarter of fiscal 2006, we recorded a benefit from income taxes of $475 at an effective tax rate of 50%. Our effective tax rate in fiscal 2007 is expected to be highly sensitive to the level of tax-exempt interest income, R&D credits and other permanent items relative to pre-tax income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

Comparison of the Six Months Ended April 30, 2007 with
the Six Months Ended April 30, 2006 (in thousands except per share data)
The following table summarizes our condensed consolidated operating results:

	For the six months ended		For the six months ended
	April 30, 2007		April 30, 2006		Change
	$	%	$	%	$	%

Net revenue	$30,810	100.0%	$28,201	100.0%	$2,609	9.3%
Cost of revenue	17,076	55.4	18,014	63.9	(938)	(5.2)

Gross margin	13,734	44.6	10,187	36.1	3,547	34.8

Selling, general and administrative	11,681	38.0	11,030	39.1	651	5.9
Research and development	1,703	5.5	1,638	5.8	65	4.0

Operating expenses	13,384	43.5	12,668	44.9	716	5.7

Operating income (loss)	$350	1.1%	$(2,481)	(8.8%)	$2,831	n.m.

The following table summarizes our condensed consolidated operating results by business segment:

	For the six months ended
	April 30,
	2007	2006

Net revenue
Surgical business	$17,514	$12,351
Interventional business	13,296	15,850

Consolidated	$30,810	$28,201

Gross margin Surgical business	$11,092	$7,007
Interventional business	2,642	3,180

Consolidated	$13,734	$10,187

Gross margin percentage
Surgical business	63%	57%
Interventional business	20%	20%
Consolidated	45%	36%

Operating income (loss)
Surgical business	$2,143	$(1,025)
Interventional business	(464)	(348)
Corporate and other	(1,329)	(1,108)

Consolidated	$350	$(2,481)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

Our surgical business generated net revenue of $17,514 in the first six months of fiscal 2007, an increase of $5,163 or 42% from $12,351 in the year-ago period. The following table summarizes our surgical business net revenue by product group:

	For the six months ended
	April 30,
	2007	2006

Peri-Strips	$6,735	$4,094
Other biomaterial products	5,796	4,763
Devices for microsurgery	2,365	1,718
Surgical tools and other	2,618	1,776

Total	$17,514	$12,351
As a result of the Transition, our surgical business has higher average selling prices in the current year, which increased revenue by approximately $2,019 in the six months ended April 30, 2007. Other pricing changes due to increases in various worldwide hospital list prices for certain of our products also increased revenue by approximately $254 in the current year.
In addition, increased worldwide units sold, including new product introductions, increased revenue approximately $2,890. The increase occurred across all product lines, and is attributable to our direct sales force growing product sales, in addition to the Transition’s impact on the prior-year period when several of our former distributors reduced their product purchases from us as they depleted their inventory levels of our products.
Worldwide net revenue from Peri-Strips was $6,735 in the first half of fiscal 2007, an increase of 65% from $4,094 in the first half of fiscal 2006. The revenue increase in the current-year period was driven by increased net selling prices and a 33% increase in units sold due to the Transition, in addition to product mix changes within the Peri-Strips product family.
Revenue from other biomaterial products increased 22% to $5,796 in the first six months of fiscal 2007. Higher net selling prices due to the Transition and a 14% increase in domestic units sold drove the increase.
Revenue from devices for microsurgery was $2,365 in the six months ended April 30, 2007, an increase of $647 or 38% from $1,718 in the year-ago period. Driving this increase were increased pricing and unit sales of the Coupler, as well as revenue from the S&T instrument product line, which we began to distribute in March 2006.
Our surgical tools and other product line increased $842 or 47% to $2,618 in the first half of fiscal 2007. Higher net selling prices due to the Transition and an 18% increase in worldwide units sold drove the increase. Shipping revenue increased $330 to $694 in the first six months of fiscal 2007 due to the higher volume of individual shipments made as a result of the Transition.
The following table summarizes our interventional business net revenue by market:

	For the six months ended
	April 30,
	2007	2006

Cardiac rhythm management	$9,037	$11,764
Other	4,259	4,086

Total	$13,296	$15,850

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

The following table summarizes our interventional business net revenue by product group:

	For the six months ended
	April 30,
	2007	2006

Coils and helices	$6,676	$8,545
Stylets and other wireforms	4,090	4,438
Machining, molding and tool making	2,203	2,006
Other	327	861

Total	$13,296	$15,850
Interventional business net revenue decreased 16% to $13,296 in the first six months of fiscal 2007 from $15,850 in the first six months of fiscal 2006. Sales to our interventional business’ three largest customers collectively accounted for 68% and 78% of revenue in the first half of fiscal 2007 and 2006, respectively.
The decrease in interventional business revenue during the six months ended April 30, 2007 was primarily due to lower shipments of two particular noble metal coils to one significant customer. During fiscal 2006, this customer introduced a new ICD lead, which we believe has reduced the demand for the leads for which we supply precious metal coils. During the first half of fiscal 2007, revenue from these coils declined approximately $3,700 as compared to the same period of the prior year. Partially offsetting this decrease in revenue, sales of other coils to other CRM customers increased during the current period over the prior year, which we believe to be due in part to variability in timing of customer demand.
Our consolidated gross margin increased nine percentage points to 45% in the first two quarters of fiscal 2007 from 36% during the first two quarters of fiscal 2006. The margin increase was due to a higher proportion of surgical business revenue as well as increased gross margin within our surgical business.
Gross margin in the interventional business was 20% in both the first six months of fiscal 2007 and fiscal 2006. In our surgical business, the gross margin for the first half of fiscal 2007 increased six percentage points to 63% year-to-date from 57% in the prior-year period. Higher average net selling prices resulting from our Transition benefited the fiscal 2007 gross margin by approximately four percentage points. Additionally, sales mix (geographic and product) benefited the margin in the current year by approximately two percentage points.
SG&A expense during the first six months of fiscal 2007 was $11,681, an increase of $651 or 6% from expense of $11,030 in the same period of fiscal 2006. We incurred $833 in incremental surgical business sales and marketing costs during the current period, primarily attributable to the full-year costs of our direct sales force as well as marketing efforts to support various product initiatives. Additionally, we incurred $452 in increased legal costs within our surgical business and $183 in incremental stock-based compensation expense across the Company. Partially offsetting this was $419 in lower SG&A expense within our interventional business due primarily to the second quarter fiscal 2006 reorganization and other cost reductions, as well as $381 in lower marketing clinical expense within our surgical business in the current year.
We recorded operating income of $350 in the first two quarters of fiscal 2007, an improvement of $2,831 compared to an operating loss of $2,481 in the first two quarters of fiscal 2006, due to our surgical business moving beyond the transitional costs of the conversion to a direct sales force. Interest income increased to $977 in the first half of fiscal 2007 compared with $578 in the prior-year period, due to higher investment yields, a higher average investment balance and the current-year shift from tax-exempt to higher yielding taxable investments.
We recorded a provision for income taxes of $304 in the first six months of fiscal 2007. Included within our provision in the current year is tax expense of $404 at an effective tax rate of 30%, in addition to a benefit of $100 related to R&D credits from fiscal 2006 as the laws governing

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

such credits were reinstated during the first quarter of fiscal 2007. In the first six months of fiscal 2006, we recorded a benefit from income taxes of $856 at an effective tax rate of 45%. Our effective tax rate in fiscal 2007 is expected to be highly sensitive to the level of tax-exempt interest income, R&D credits and other permanent items relative to pre-tax income.
Liquidity and Capital Resources
Cash, cash equivalents and short-term investments totaled $46,056 as of April 30, 2007, a decrease of $923 from $46,979 as of October 31, 2006. The driver of the decrease was the $2,056 asset purchase of the 4Closure System, partially offset by cash provided from operating activities. Working capital at April 30, 2007 and October 31, 2006 was $60,705 and $59,443, respectively. We have no long-term debt. We currently expect our cash on hand and funds from operations to be sufficient to cover both of our short- and long-term operating requirements, subject however, to numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.
Operating activities provided cash of $1,454 in the first six months of fiscal 2007, as compared to $136 during the first six months of fiscal 2006. Operating cash in the first half of fiscal 2007 was provided by net income of $1,023 and non-cash expenses of $2,772. Offsetting these sources of cash, increased inventories used cash of $1,554, driven primarily by the timing of precious metal purchases for future production activity within our interventional business. Also, accounts receivable increased $1,464, driven by both businesses achieving higher revenue levels during the current quarter compared to the fourth quarter of fiscal 2006.
Investing activities used $950 of cash during the first six months of fiscal 2007 as compared to $2,348 in the prior-year period. In fiscal 2007, $2,056 of cash was used to purchase the 4Closure System from Fascia Closure Systems, LLC. We also recorded $1,042 in purchases of property, plant and equipment, an increase from $856 in the first six months of fiscal 2006. Partially offsetting these investments were net proceeds of $2,226 from changes in short-term investments, as compared to net purchases of $1,390 in the prior-year period. In fiscal 2007, we may spend up to $3,200 for investments in capital assets necessary to support our expected future growth.
Financing activities provided $799 of cash during the first six months of fiscal 2007, all of which were proceeds from stock-based compensation plans. Financing activities provided cash of $299 in the prior-year period.
Critical Accounting Policies
Short-term Investments: Our short-term investments consist of high-grade, taxable and tax-exempt auction rate securities and municipal bonds. These investments, a portion of which have original maturities beyond one year, are classified as short-term based on their highly liquid nature. The securities which have stated maturities beyond one year have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. Our short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value due to their highly liquid nature. As of April 30, 2007 and October 31, 2006, there were no unrealized gains or losses associated with these investments.
Goodwill and Other Intangible Assets: We account for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and indefinite-lived intangible assets are reviewed annually for impairment, and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and other intangible assets in the fourth quarter of each fiscal year. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

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
Inventories: Inventories, which are comprised of raw materials, subassemblies and finished goods, are valued at the lower of cost, first-in, first-out (“FIFO”) or market. Overhead costs are applied to work in process and finished goods based on annual estimates of production volumes and overhead spending. These estimates are reviewed and assessed for reasonableness on a quarterly basis and adjusted as needed. The estimated value of excess, slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value is established by us on a quarterly basis through review of inventory on hand and assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration.
Derivative Instruments and Hedging Activities: We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.
New Accounting Standards
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted the provisions of SAB No. 108 as of November 1, 2006, and there was no cumulative effect of applying the provisions of SAB No. 108.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB SFAS No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of November 1, 2007. The Company is currently in the process of evaluating the impact of the adoption of FIN 48.
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
Additional Information on Synovis
We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports, proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding Synovis, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 100 F Street NE,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS — CONTINUED

Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov.
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
ITEM 4 — CONTROLS AND PROCEDURES
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the parties’ distribution agreement. We formally disputed the distributor’s claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. In March 2007, the arbitration panel dismissed all of the claims of our third party distributor and substantially all of our counterclaims.
In August 2006, we initiated a patent infringement action in U.S. District Court for the District of Minnesota against Cook Group, Inc., an Indiana-based company. The action alleges infringement of U.S. Patent No. 5,752,965 “Apparatus and Method for Producing a Reinforced Surgical Fastener Suture Line,” which covers certain surgical business technology. In October 2006, two subsidiaries of Cook Group, Inc., Cook Biotech Incorporated and Cook Medical Incorporated filed suit against us in U.S. District Court for the Southern District of Indiana, seeking a declaratory judgment that the products sold by these entities do not infringe the ‘965 patent, and that the claims of the ‘965 patent are invalid and/or unenforceable. In February 2007, the action initiated by the subsidiaries of Cook Group, Inc. was dismissed without prejudice, meaning that these subsidiaries could still bring a subsequent suit on the same cause of action.
In March 2007, we initiated a patent infringement action in U.S. District Court for the District of Minnesota against W.L. Gore and Associates, Inc. The action alleges infringement of U.S. Patent No. 7,128,748 “Circular Stapler Buttress Combination,” which covers certain surgical business technology.
We intend to vigorously protect our intellectual property rights, however due to the early stage of both actions, we are unable to estimate legal fees associated with the actions, and there can be no assurance that we will prevail in these matters.
ITEM 1A. RISK FACTORS
No material changes.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following is a report of the voting results of the Company’s annual shareholders meeting held on March 8, 2007.
The proposal to elect seven directors, as described in the Company’s proxy statement for its annual meeting of shareholders held on March 8, 2007, was approved. William G. Kobi, Richard W. Kramp, Karen Gilles Larson, Mark F. Palma, Richard W. Perkins, Timothy M. Scanlan and Sven A. Wehrwein were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. There were no broker non-votes, abstentions or votes withheld. The tabulation was as follows:

Director	Votes For	Votes Against

William G. Kobi	10,206,935	109,018
Richard W. Kramp	10,201,813	114,140
Karen Gilles Larson	10,176,290	139,663
Mark F. Palma	9,246,270	1,069,683
Richard W. Perkins	10,137,905	178,048
Timothy M. Scanlan	10,263,838	52,115
Sven A. Wehrwein	9,978,722	337,231
The proposal to adopt the Company’s Shareholder Rights Plan, as described in the Company’s proxy statement for its annual meeting of shareholders held on March 8, 2007, was approved. The tabulation was as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Votes
3,520,426	2,323,220	307,547	4,316,882
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (filed herewith electronically).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SYNOVIS LIFE TECHNOLOGIES, INC.
Dated: June 8, 2007	/s/ Brett Reynolds
Brett Reynolds
Vice President of Finance, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (filed herewith electronically).