Form 10-Q
period 2007-07-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2007-09-07
CIK 780127

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended July 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 30, 2007, there were 12,290,869 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2007 AND 2006

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Net revenue	$18,203	$13,051	$49,013	$41,252
Cost of revenue	9,748	7,918	26,824	25,932

Gross margin	8,455	5,133	22,189	15,320

Operating expenses:
Selling, general and administrative	6,143	5,635	17,824	16,665
Research and development	949	826	2,652	2,464

Operating expenses	7,092	6,461	20,476	19,129

Operating income (loss)	1,363	(1,328)	1,713	(3,809)

Interest income	490	375	1,467	953

Income (loss) before provision for (benefit from) income taxes	1,853	(953)	3,180	(2,856)

Provision for (benefit from) income taxes	623	(427)	927	(1,283)

Net income (loss)	$1,230	$(526)	$2,253	$(1,573)

Earnings (loss) per share:
Basic	$0.10	$(0.04)	$0.18	$(0.13)

Diluted	$0.10	$(0.04)	$0.18	$(0.13)

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
AS OF JULY 31, 2007 AND OCTOBER 31, 2006

(in thousands, except share and per share data)

	July 31,	October 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,420	$7,053
Short-term investments	40,350	39,926
Accounts receivable, net	8,500	6,740
Inventories	9,835	8,590
Deferred income tax asset, net	1,017	1,017
Other current assets	1,238	1,742

Total current assets	70,360	65,068

Property, plant and equipment, net	10,912	12,228
Goodwill, net	6,695	5,482
Other intangible assets, net	2,555	1,911
Deferred income tax asset, net	171	861

Total assets	$90,693	$85,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,142	$1,549
Accrued expenses	4,782	4,076

Total current liabilities	6,924	5,625

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $.01 par value; none issued or outstanding at July 31, 2007 and October 31, 2006	—	—
Common stock: authorized 20,000,000 shares of $.01 par value; issued and outstanding, 12,258,851 at July 31, 2007 and 12,101,253 at October 31, 2006	123	121
Additional paid-in capital	76,721	75,132
Retained earnings	6,925	4,672

Total shareholders’ equity	83,769	79,925

Total liabilities and shareholders’ equity	$90,693	$85,550

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006

(in thousands)

	Nine Months Ended
	July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,253	$(1,573)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	2,864	2,577
Amortization of intangible assets	345	336
Tax benefit from exercise of stock options	222	—
Stock-based compensation	413	136
Change in deferred taxes	690	(1,488)

Change in operating assets and liabilities:
Accounts receivable	(1,760)	1,095
Inventories	(1,245)	592
Other current assets	504	521
Accounts payable	564	(1,318)
Accrued expenses	706	868

Net cash provided by operating activities	5,556	1,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,519)	(1,111)
Investments in patents and trademarks	(18)	(100)
Purchases of short-term investments	(40,546)	(11,656)
Proceeds from the maturity of short-term investments	40,122	11,312
Purchase of assets of Fascia Closure Systems, LLC	(2,056)	—
Other	(128)	(99)

Net cash used in investing activities	(4,145)	(1,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans	956	710

Net cash provided by financing activities	956	710

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,367	802

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,053	8,183

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,420	$8,985

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
In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and nine months ended July 31, 2007 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2007.
All amounts included in the Notes to Consolidated Condensed Financial Statements are in thousands, except for share and per share data, or as specified otherwise.
(2) ACQUISITION OF BUSINESS:
In April 2007, the Company’s surgical business purchased the 4Closure™ Surgical Fascia Closure System (“4Closure System”) from Fascia Closure Systems, LLC (the “Seller”). The 4Closure System is a device and operating method for closure of punctures in the fascia, a layer of connective tissue on the inner surface of the chest or abdominal wall, following laparoscopic procedures which use larger diameter operating ports or trocars. The device is authorized for sale in the United States and has a patent pending. The purchase price was a cash payment of $2,000 plus certain additional milestone payments of $500 each to be paid upon achieving cumulative net sales of the 4Closure System equal to $2,500, $5,000, $7,500, $10,000 and $12,500. In addition, for net sales through April 2019, a royalty payment will be paid in the amount of 5 percent of net sales.
Approximately $1,000 of the original purchase price was allocated to identifiable intangible assets to be amortized on a straight-line basis over an estimated average useful life of nine years. The remaining amount of the purchase price was recorded as goodwill. Additional milestone payments to the Seller will be recorded as additional goodwill when earned.
Sales of the 4Closure System from April 3, 2007 to July 31, 2007 are included in the Consolidated Condensed Statement of Operations for the three and nine month periods ended July 31, 2007. The assets acquired in the transaction are included in the Company’s Consolidated Condensed Balance Sheet as of July 31, 2007 and the purchase transaction has been included in the Consolidated Condensed Statement of Cash Flows for the nine month period ended July 31, 2007.
Pro forma combined financial information for the three and nine month periods ended July 31, 2007 and 2006 have not been provided as the historical operating results of Fascia Closure Systems, LLC are not considered significant in relation to the Company’s results for the periods then ended.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

(3) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

	July 31,	October 31,
	2007	2006
Inventories consist of the following:
Finished goods	$2,272	$2,680
Work in process	4,842	4,048
Raw materials	2,721	1,862

	$9,835	$8,590

Cash Flow:
The Company recorded $29 and $90 in accounts payable at July 31, 2007 and 2006, respectively, for equipment purchases made during the periods then ended.
Contingency:
In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the party’s distribution agreement. We formally disputed the distributor’s claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. In March 2007, the arbitration panel dismissed all of the claims of our third party distributor and substantially all of our counterclaims.
(4) GOODWILL AND OTHER INTANGIBLE ASSETS:
The following table summarizes the Company’s amortized intangible assets:

	As of July 31,		As of October 31,
	2007		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and trademarks	$1,623	$779	$1,634	$704
Developed technology	1,952	701	1,102	590
Non-competes and other	1,650	1,190	1,500	1,031

Total	$5,225	$2,670	$4,236	$2,325

Amortization expense was $345 for the nine months ended July 31, 2007 and $336 for the nine months ended July 31, 2006. The estimated amortization expense is approximately $450 for fiscal 2007 and $490 per year for each of the next four years based on the current amortizable intangible assets owned by the Company.
The following is a summary of goodwill by business segment:

	Interventional business	Surgical business	Total
Goodwill as of:
July 31, 2007	$4,093	$2,602	$6,695
October 31, 2006	$4,093	$1,389	$5,482
No impairment losses were incurred during the nine months ended July 31, 2007.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

(5) STOCK-BASED COMPENSATION:
The Company’s 2006 Stock Incentive Plan permits the Company to grant incentive stock options, non-qualified stock options or share awards to eligible recipients.
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Shared-Based Payment (“SFAS No. 123R”). Total stock-based compensation expense included in our Statements of Operations for the three months ended July 31, 2007 and 2006, was $128 ($109, net of tax) and $35 ($22, net of tax), respectively. Total stock-based compensation expense included in our statements of operations for the nine months ended July 31, 2007 and 2006, was $413 ($340, net of tax) and $136 ($86, net of tax), respectively.
During the nine months ended July 31, 2007, the Company granted 533,860 stock options at a weighted average exercise price per share of $7.58. The Black-Scholes option valuation assumptions used during the nine months ended July 31, 2007 were as follows:

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
(6) EARNINGS PER SHARE:
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Denominator for basic earnings per share – weighted-average common shares	12,249,021	12,035,252	12,194,241	11,979,114

Shares associated with option plans	288,587	—	228,013	—

Denominator for diluted earnings per share – weighted-average common shares and dilutive potential common shares	12,537,608	12,035,252	12,422,254	11,979,114

Options excluded from EPS calculation because the option’s exercise price and unamortized expense are greater than the average market price of the Company’s common stock	51,149	422,749	51,145	391,809

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
The following table presents certain financial information by business segment:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Net revenue:
Surgical business	$9,902	$7,341	$27,416	$19,692
Interventional business	8,301	5,710	21,597	21,560

Consolidated	$18,203	$13,051	$49,013	$41,252

Operating income (loss):
Surgical business	$1,610	$(27)	$3,753	$(1,052)
Interventional business	374	(717)	(90)	(1,065)
Corporate and other	(621)	(584)	(1,950)	(1,692)

Consolidated	$1,363	$(1,328)	$1,713	$(3,809)

(8) SHAREHOLDERS’ EQUITY:
During the nine months ended July 31, 2007, stock options for the purchase of 151,324 shares of the Company’s common stock were exercised at prices between $2.69 and $10.75 per share. During the nine months ended July 31, 2006, stock options for the purchase of 115,047 shares of the Company’s common stock were exercised at prices between $2.69 and $8.30 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:
The disclosures in this Form 10-Q include “forward-looking statements” made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “should”, “could”, “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, the ability of our expanding surgical business sales force to grow revenues, outcomes of clinical and marketing trials as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, the cost and outcome of intellectual property litigation and the level and timing of orders from contract manufacturing customers, as well as other factors found in the Company’s filings with the SEC, such as the “Risk Factors” section in Item 1A of the Annual Report on Form 10-K for the year ended October 31, 2006.
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
Our interventional business develops, engineers, prototypes and manufactures coils, helices, stylets, guidewires and other complex micro-wire, polymer and micro-machined metal components and assemblies used in or with implantable or minimally invasive devices for cardiac rhythm management, neurostimulation, vascular and other procedures. In addition, our interventional business designs and develops proprietary technology platforms which can be adapted for our customers.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — CONTINUED

Results of Operations
Comparison of the Three Months Ended July 31, 2007 with
the Three Months Ended July 31, 2006 ($ in thousands except per share data)
The following table summarizes our condensed consolidated operating results:

	For the quarter ended		For the quarter ended
	July 31, 2007		July 31, 2006		Change
	$	%	$	%	$	%
Net revenue	$18,203	100.0%	$13,051	100.0%	$5,152	39.5%
Cost of revenue	9,748	53.6	7,918	60.7	1,830	23.1

Gross margin	8,455	46.4	5,133	39.3	3,322	64.7

Selling, general and administrative	6,143	33.7	5,635	43.2	508	9.0
Research and development	949	5.2	826	6.3	123	14.9

Operating expenses	7,092	38.9	6,461	49.5	631	9.8

Operating income (loss)	$1,363	7.5%	$(1,328)	(10.2%)	$2,691	n.m.

The following table summarizes our condensed consolidated operating results by business segment:

	For the quarter ended
	July 31,
	2007	2006
Net revenue
Surgical business	$9,902	$7,341
Interventional business	8,301	5,710

Consolidated	$18,203	$13,051

Gross margin
Surgical business	$6,411	$4,284
Interventional business	2,044	849

Consolidated	$8,455	$5,133

Gross margin percentage
Surgical business	65%	58%
Interventional business	25%	15%
Consolidated	46%	39%

Operating income (loss)
Surgical business	$1,610	$(27)
Interventional business	374	(717)
Corporate and other	(621)	(584)

Consolidated	$1,363	$(1,328)
Our surgical business generated net revenue of $9,902 in the third quarter of fiscal 2007, a 35% increase from $7,341 in the year-ago quarter. The following table summarizes our surgical business net revenue by product group:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — CONTINUED

	For the quarter ended
	July 31,
	2007	2006
Peri-Strips®	$3,502	$2,640
Other biomaterial products	3,795	2,674
Devices for microsurgery	1,417	993
Surgical tools and other	1,188	1,034

Total	$9,902	$7,341
The increase in surgical business net revenue in the third quarter of fiscal 2007 compared to the prior-year quarter is primarily due to the following:
-	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $1,757;

-	Our transition to a direct sales force in the U.S. market for all products except devices for microsurgery (the “Transition”), which resulted in increased revenue of approximately $650; and

-	Other pricing increases in various worldwide hospital list prices for certain of our products resulted in increased revenue of approximately $154.
The increase in worldwide units sales occurred across all product lines, and is attributable to our direct sales force growing product sales, as well as the Transition’s impact on the prior-year quarter when several of our former distributors reduced their product purchases from us as they depleted their inventory levels of our products. Furthermore, the Transition to a direct sales force in the United States, which was completed in December 2006, resulted in sales at hospital list prices instead of distributor prices, yielding higher average net selling prices in the current quarter.
Worldwide net revenue from Peri-Strips was $3,502 in the third quarter of fiscal 2007, an increase of $862 or 33% from $2,640 in the third quarter of fiscal 2006. Approximately two-thirds of the revenue increase was driven by higher units sold and favorable product mix changes within the Peri-Strips product family, while approximately one-third was driven by increased net selling prices. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery. Included in the Peri-Strips product line was revenue from our two linear products: PSD Apex, our permanent buttress, and PSD Veritas, our remodelable buttress, as well as revenue from our PSD Veritas Circular buttress, which was introduced in the United States in mid-fiscal 2006. In the third quarter of fiscal 2007, we received CE Mark approval to market PSD Veritas in Europe.
Revenue from other biomaterial products increased 42% to $3,795 in the third quarter of fiscal 2007 from $2,674 in the prior-year quarter. A 22% increase in domestic Tissue-Guard units sold, higher net selling prices due to the Transition and the introduction of Veritas Collagen Matrix for the hernia market drove the increase.
Revenue from devices for microsurgery was $1,417 in the third quarter of fiscal 2007, an increase of $424 or 43% from $993 in the year-ago quarter. Driving this increase were increased unit sales and pricing of the Anastomotic Coupler, as well as revenue from the S&T instrument product line. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.
Our interventional business develops and manufactures components and assemblies for the implantable and minimally invasive device industry, with a high concentration of revenue coming from the cardiac rhythm management (“CRM”) market. We address three areas of the CRM market: pacing, implantable cardioverter defibrillation (“ICD”) and congestive heart failure (“CHF”). Within the CRM market, we produce conductor and shocking coils for pacing and defibrillator leads, helices for active fixation leads, and stylets used to implant all

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — CONTINUED

types of leads. We also provide components and assemblies for the urology/gynecology, vascular, neurostimulation and various other medical markets.
Our interventional business has historically experienced variations in revenue from period to period primarily due to inherent variability in the timing of customer demand. Such variations may continue in the future.
The following table summarizes our interventional business net revenue by market:

	For the quarter ended
	July 31,
	2007	2006
Cardiac rhythm management	$5,624	$3,979
Other	2,677	1,731

Total	$8,301	$5,710
The following table summarizes our interventional business net revenue by product group:

	For the quarter ended
	July 31,
	2007	2006
Coils and helices	$4,233	$2,644
Stylets, assemblies and other wireforms	2,927	1,924
Machining, molding and tool making	854	925
Other	287	217

Total	$8,301	$5,710
Interventional business net revenue increased $2,591 or 45% to $8,301 in the third quarter of fiscal 2007 from $5,710 in the third quarter of fiscal 2006. The increase in interventional business revenue during the third quarter of fiscal 2007 was due to increased sales to both our CRM and non-CRM customers. Revenue in our CRM market increased $1,645 or 41% to $5,624 in the third quarter of fiscal 2007. We believe that this increase is due to a recovery of the CRM market following previously reported market softness caused by recalls of ICDs (implantable cardioverter defibrillators) and product concerns among patients and cardiologists. Revenue in other markets increased $946 or 55%, primarily due to new product sales serving the urology/gynecology market.
Sales to our interventional business’ three largest customers collectively accounted for 68% and 73% of revenue in the third quarter of fiscal 2007 and 2006, respectively. In the third quarter of fiscal 2007, our top three customers include two of our CRM market customers and one customer outside of CRM. In the third quarter of the prior-year, each of our top three customers was from the CRM market. We believe the current change in customers reflects our efforts to diversify our customer base to those outside of CRM.
Our consolidated gross margin increased seven percentage points to 46% in the third quarter of fiscal 2007 from 39% during the third quarter of fiscal 2006. The margin increase was due to increased gross margins within both business segments.
Gross margin in the interventional business increased ten percentage points to 25% in the current quarter of fiscal 2007 compared to the prior-year quarter of 15%. The drivers of the increase were higher production volumes which leveraged our manufacturing overhead, stable overhead expenses and favorable product mix.
In our surgical business, the gross margin increased seven percentage points to 65% in the third quarter of fiscal 2007 compared to 58% in the same quarter of fiscal 2006. The increase was primarily due to direct customer pricing, better overhead utilization and favorable sales mix (both product and geographic).

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
Selling, general and administrative (“SG&A”) expense during the third quarter of fiscal 2007 was $6,143, an increase of $508 or 9% as compared to $5,635 in the third quarter of fiscal 2006. As a percentage of net revenue, SG&A expense was 34% in the third quarter of fiscal 2007 as compared to 43% in the prior-year quarter. We incurred $210 in incremental surgical business sales and marketing costs during the current quarter, primarily attributable to marketing and medical education activities to support our direct sales force and various product initiatives. Additionally, we incurred $133 in increased SG&A expense within our interventional business due primarily to increased sales costs as a result of higher revenue levels and $93 in incremental stock-based compensation expense across the Company.
In the fourth quarter of fiscal 2007, we expect SG&A expense to increase as we incur the costs related to the expansion of our surgical business direct sales force from 24 sales representatives to an expected 36 representatives. This expansion began late in the third quarter, and is expected to be substantially completed by the end of fiscal 2007.
Research and development (“R&D”) expense increased 15% during the third quarter of fiscal 2007 to $949 from $826 during the prior-year quarter. This increase was due to the timing and nature of various projects within our surgical business. In both business units R&D expense fluctuates from quarter to quarter based on the timing and progress of internal and external project-related activities, and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, expected costs, timing and nature of those costs for each project.
We recorded operating income of $1,363 in the third quarter of fiscal 2007, an improvement of $2,691 compared to an operating loss of $1,328 in the third quarter of fiscal 2006. The increase was due to our surgical business realizing the benefits of the direct sales force and moving beyond the transitional costs of the conversion to a direct sales force, as well as our interventional business benefiting from the apparent initial recovery of the CRM market and the diversification of its customer base. Interest income increased to $490 in the third quarter of fiscal 2007 compared with $375 in the third quarter of fiscal 2006, due to higher investment yields, a higher average investment balance and our shift from tax-exempt to higher yielding taxable investments in the current-year period.
We recorded a provision for income taxes of $623, at an effective tax rate of 34%, in the third quarter of fiscal 2007. On a year-to-date basis, our provision for income taxes reflects an effective tax rate of 32%, which is our current expected tax rate for fiscal 2007. Included within our provision in the current year is tax expense of $1,027 at an effective tax rate of 32%, as well as a benefit of $100 related to R&D credits from fiscal 2006 as the laws governing such credits were reinstated during the first quarter of fiscal 2007. In the third quarter of fiscal 2006, we recorded a benefit from income taxes of $427 at an effective tax rate of 45%. Our effective tax rate in fiscal 2007 is expected to be sensitive to the level of tax-exempt interest income, R&D credits and other permanent items relative to pre-tax income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — CONTINUED

Comparison of the Nine Months Ended July 31, 2007 with
the Nine Months Ended July 31, 2006 ($ in thousands except per share data)
The following table summarizes our condensed consolidated operating results:

	For the nine months ended		For the nine months ended
	July 31, 2007		July 31, 2006		Change
	$	%	$	%	$	%
Net revenue	$49,013	100.0%	$41,252	100.0%	$7,761	18.8%
Cost of revenue	26,824	54.7	25,932	62.9	892	3.4

Gross margin	22,189	45.3	15,320	37.1	6,869	44.8

Selling, general and administrative	17,824	36.4	16,665	40.4	1,159	7.0
Research and development	2,652	5.4	2,464	5.9	188	7.6

Operating expenses	20,476	41.8	19,129	46.3	1,347	7.0

Operating income (loss)	$1,713	3.5%	$(3,809)	(9.2%)	$5,522	n.m.

The following table summarizes our condensed consolidated operating results by business segment:

	For the nine months ended
	July 31,
	2007	2006
Net revenue
Surgical business	$27,416	$19,692
Interventional business	21,597	21,560

Consolidated	$49,013	$41,252

Gross margin
Surgical business	$17,503	$11,291
Interventional business	4,686	4,029

Consolidated	$22,189	$15,320

Gross margin percentage
Surgical business	64%	57%
Interventional business	22%	19%
Consolidated	45%	37%

Operating income (loss)
Surgical business	$3,753	$(1,052)
Interventional business	(90)	(1,065)
Corporate and other	(1,950)	(1,692)

Consolidated	$1,713	$(3,809)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — CONTINUED

Our surgical business generated net revenue of $27,416 in the first nine months of fiscal 2007, an increase of $7,724 or 39% from $19,692 in the year-ago period. The following table summarizes our surgical business net revenue by product group:

	For the nine months ended
	July 31,
	2007	2006
Peri-Strips	$10,237	$6,733
Other biomaterial products	9,591	7,438
Devices for microsurgery	3,782	2,711
Surgical tools and other	3,806	2,810

Total	$27,416	$19,692
Higher worldwide units sold (including new product introductions) and product mix changes increased revenue approximately $4,647. The increase occurred across all product lines, and is attributable to our direct sales force growing product sales, in addition to the Transition’s impact on the prior-year period when several of our former distributors reduced their product purchases from us as they depleted their inventory levels of our products.
Our surgical business has higher average selling prices in the current year, as a result of the Transition, which increased revenue by approximately $2,669 in the nine months ended July 31, 2007. In addition, other pricing changes due to increases in various worldwide hospital list prices for certain of our products also increased revenue by approximately $408 in the current year.
Worldwide net revenue from Peri-Strips, which includes revenue from PSD Veritas and PSD Circular, was $10,237 in the first nine months of fiscal 2007, an increase of 52% from $6,733 in the first nine months of fiscal 2006. The revenue increase in the current-year period was driven by increased net selling prices, increased units sold, favorable product mix changes within the Peri-Strips product family and the introduction of PSD Circular in the third quarter of fiscal 2006.
Revenue from other biomaterial products increased 29% to $9,591 in the first three quarters of fiscal 2007. Higher net selling prices due to the Transition and an 18% increase in domestic units sold drove the increase.
Revenue from devices for microsurgery was $3,782 in the first nine months of fiscal 2007, an increase of $1,071 or 40% from $2,711 in the year-ago period. Driving this increase were increased Coupler sales and revenue from S&T instruments.
Our surgical tools and other product line increased $996 or 35% to $3,806 in the first three quarters of fiscal 2007. Higher net selling prices due to the Transition and a 12% increase in worldwide units sold drove the increase. Shipping revenue increased $371 to $963 in the first nine months of fiscal 2007 due to the higher volume of individual shipments made as a result of the Transition.
The following table summarizes our interventional business net revenue by market:

	For the nine months ended
	July 31,
	2007	2006
Cardiac rhythm management	$14,661	$15,743
Other	6,936	5,817

Total	$21,597	$21,560

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — CONTINUED

The following table summarizes our interventional business net revenue by product group:

	For the nine months ended
	July 31,
	2007	2006
Coils and helices	$10,909	$11,188
Stylets, assemblies and other wireforms	7,017	6,362
Machining, molding and tool making	3,057	2,931
Other	614	1,079

Total	$21,597	$21,560
Interventional business net revenue was $21,597 in the first nine months of fiscal 2007, consistent with revenue of $21,560 in the first nine months of fiscal 2006. Sales to our interventional business’ three largest customers collectively accounted for 67% and 77% of revenue in the first nine months of fiscal 2007 and 2006, respectively. Current year interventional business revenue reflects an increase of $1,119 to customers in non-CRM markets, primarily driven by new business in the urology/gynecology market in the third fiscal quarter. Revenue from our customers in the CRM market decreased $1,082 in the current year, due in part to the softening of the CRM market, which began in the third quarter of fiscal 2006 and persisted through our second quarter of fiscal 2007. In addition, we experienced lower shipments of two particular noble metal coils to one significant customer in the first half of fiscal 2007 compared to the same period of the prior year.
Our consolidated gross margin increased eight points to 45% in the first nine months of fiscal 2007 as compared to 37% in the first nine months of fiscal 2006. The increased gross margin is driven by higher gross margins within both business segments.
Gross margin in the interventional business increased three percentage points to 22% in the first nine months of fiscal 2007 from 19% in the first nine months of fiscal 2006. The drivers of the increase were higher production volumes which leveraged our manufacturing overhead, stable overhead expenses and favorable product mix.
In our surgical business, the gross margin for the first three quarters of fiscal 2007 increased seven percentage points to 64% from 57% in the prior-year period, primarily due to higher average net selling prices resulting from our Transition and favorable sales mix.
SG&A expense during the first nine months of fiscal 2007 was $17,824, an increase of $1,159 or 7% from expense of $16,665 in the same period of fiscal 2006. We incurred $1,043 in incremental surgical business sales and marketing costs during the current period, primarily attributable to the full-year costs of our direct sales force as well as marketing and medical education activities to support our direct sales force and various product initiatives. Additionally, we incurred $490 in increased legal costs within our surgical business and $276 in incremental stock-based compensation expense across the Company. Partially offsetting this was $286 in lower SG&A expense within our interventional business due primarily to the second quarter fiscal 2006 reorganization and other cost reductions, as well as $429 in lower marketing clinical expense within our surgical business in the current year.
R&D expense increased $188 or 8% during the first three quarters of fiscal 2007 to $2,652 from $2,464 during the prior-year period. The increase occurred within our surgical business, and was related to the timing and nature of various ongoing projects.
We recorded operating income of $1,713 in the first three quarters of fiscal 2007, an improvement of $5,522 compared to an operating loss of $3,809 in the first three quarters of fiscal 2006. The increase is due to our surgical business realizing the benefits of the direct sales force and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — CONTINUED

moving beyond the transitional costs of the conversion to a direct sales force, as well as our interventional business benefiting from the apparent initial recovery of the CRM market and the diversification of its customer base. Interest income increased to $1,467 in the first nine months of fiscal 2007 compared with $953 in the prior-year period, due to higher investment yields, a higher average investment balance and the current-year shift from tax-exempt to higher yielding taxable investments.
We recorded a provision for income taxes of $927 in the first nine months of fiscal 2007. Included within our provision in the current year is tax expense of $1,027 at an effective tax rate of 32%, as well as a benefit of $100 related to R&D credits from fiscal 2006 as the laws governing such credits were reinstated during the first quarter of fiscal 2007. In the first nine months of fiscal 2006, we recorded a benefit from income taxes of $1,283 at an effective tax rate of 45%. Our effective tax rate in fiscal 2007 is expected to be sensitive to the level of tax-exempt interest income, R&D credits and other permanent items relative to pre-tax income.
Liquidity and Capital Resources
Cash, cash equivalents and short-term investments totaled $49,770 as of July 31, 2007, an increase of $2,791 from $46,979 as of October 31, 2006. The driver of the increase was $5,556 in cash provided by operating activities, partially offset by the $2,056 asset purchase of the 4Closure System. Working capital at July 31, 2007 and October 31, 2006 was $63,436 and $59,443, respectively. We have no long-term debt. We currently expect our cash on hand and funds from operations to be sufficient to cover both our short- and long-term operating requirements, subject however, to numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.
Operating activities provided cash of $5,556 in the first nine months of fiscal 2007, as compared to providing cash of $1,746 during the first nine months of fiscal 2006. The increase in cash provided by operating activities was largely due to net income of $2,253 in the fiscal 2007 period as compared to a net loss of $1,573 in the prior-year period. Working capital used cash of $1,231 in the first nine months of fiscal 2007, due to higher inventory and accounts receivable balances to support increased revenue levels.
Investing activities used $4,145 of cash during the first three quarters of fiscal 2007 compared to $1,654 in the prior-year period. In fiscal 2007, $2,056 of cash was used to purchase the 4Closure System from Fascia Closure Systems, LLC. We also recorded $1,519 in purchases of property, plant and equipment, an increase from $1,111 in the first nine months of fiscal 2006.
Financing activities provided $956 of cash during the first nine months of fiscal 2007, all of which are proceeds from stock-based compensation plans. Financing activities provided cash of $710 in the first three quarters of fiscal 2006.
Critical Accounting Policies
Short-term Investments: Our short-term investments consist of high-grade, taxable and tax-exempt auction rate securities and municipal bonds. These investments, a portion of which have original maturities beyond one year, are classified as short-term based on their highly liquid nature. The securities which have stated maturities beyond one year have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. Our short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value due to their highly liquid nature. As of July 31, 2007 and October 31, 2006, there were no unrealized gains or losses associated with these investments.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS — CONTINUED

Additional Information on Synovis
We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports, proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding Synovis, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov.
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
ITEM 4 – CONTROLS AND PROCEDURES
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
There have been no changes in our internal controls or in other factors during the fiscal quarter covered by this report which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In October 2005, one of the third party distributors of our surgical business commenced an arbitration action alleging, among other claims, that we had repudiated the party’s distribution agreement. We formally disputed the distributor’s claims and asserted counterclaims alleging distributor failure to perform under the terms of the contract. In March 2007, the arbitration panel dismissed all of the claims of our third party distributor and substantially all of our counterclaims.
In the third quarter of fiscal 2007, Synovis and Cook Biotech entered into a settlement agreement resolving a patent infringement suit brought by Synovis against Cook Biotech. In the suit, Synovis asserted that Cook Biotech was infringing certain claims in its patent related to an apparatus and method for producing a reinforced surgical fastener line (patent #5,752,965). Under the agreement, Cook Biotech will pay a royalty to Synovis regarding the “965” patent. The agreement further addresses settlement of patent issues which may arise in the future in the staple line reinforcement field, providing for the payment of royalties by either party for infringement of valid claims of issued patents and the resolution of future disputes through arbitration.
In March 2007, we initiated a patent infringement action in U.S. District Court for the District of Minnesota against W.L. Gore and Associates, Inc. The action alleges infringement of U.S. Patent No. 7,128,748 “Circular Stapler Buttress Combination,” which covers certain surgical business technology.
We intend to vigorously protect our intellectual property rights, however due to the early stage of this action, we are unable to estimate legal fees associated with the action, and there can be no assurance that we will prevail in this matter.
ITEM 1A. RISK FACTORS
No material changes.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (filed herewith electronically).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SYNOVIS LIFE TECHNOLOGIES, INC.

Dated: September 7, 2007	/s/ Brett Reynolds

Brett Reynolds Vice President of Finance, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (filed herewith electronically).