Form 10-K
period 2007-10-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2008-01-04
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-13907

Synovis Life Technologies, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-1526554
(State of Incorporation)	(I.R.S. Employer Identification No.)

2575 University Avenue W.,
St. Paul, Minnesota 55114-1024
(Address of principal executive offices)

Telephone Number:
(651) 796-7300

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name on Each Exchange on Which Registered:

Common Stock, $.01 par value
Common Stock Purchase Rights	The Nasdaq Stock Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐   Accelerated Filer ☑   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2007, the last business day of the registrant’s second quarter of fiscal 2007, 12,235,449 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the registrant’s outstanding Common Stock (based upon the last reported sale price of the Common Stock on that date by the Nasdaq Global Market), excluding outstanding shares owned beneficially by executive officers and directors, was approximately $150,905,305.

As of December 27, 2008, 12,373,054 shares of the registrant’s Common Stock were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference (to the extent specific sections are referred to herein) information from the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held March 6, 2008 (the “2008 Proxy Statement”).

Registered Trademarks:

APEX Processing®, Peri-Strips®, Peri-Strips Dry®, Dura-Guard®, Vascu-Guard®, Supple Peri-Guard®, Peri-Guard®, Flo-Rester®, Flo-Thru Intraluminal Shunt®, Veritas®, Neurotube® and Synovis® are registered trademarks of the Company.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “should”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors set forth under the heading “Risk Factors” beginning in Part I, Item 1A.

PART I

Item 1 —	Business

(a)	General Development of Business

Introduction

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

In 1998, we acquired Jer-Neen Manufacturing Co., Inc., which serves as the foundation of our present interventional business and in 2001 changed Jer-Neen’s name to Synovis Interventional Solutions, Inc.

In 2001, we acquired Micro Companies Alliance, Inc. (“MCA”), a Birmingham, Alabama company that provides products to the niche microsurgery market. MCA’s surgical products, among others, include the Microvascular Anastomotic Coupler, a patented technology for connecting small veins and arteries faster, easier and as effectively as conventional suturing. MCA’s name has been changed to Synovis Micro Companies Alliance, Inc. MCA’s operating results are included within our surgical business reporting segment.

In 2002, our wholly-owned subsidiary Synovis Interventional Solutions, Inc. acquired Emtech, Inc., a privately held company which added manufacturing capabilities in injection molding, computer numerical control machining and tool building.

In 2003, Synovis Caribe, Inc., a wholly owned subsidiary of Synovis Interventional Solutions, Inc., commenced operations in Dorado, Puerto Rico. We believe this facility provides us a strategic and tactical advantage, in addition to increasing the manufacturing capacity of our interventional business.

During fiscal 2006, our surgical business transitioned from third-party distribution to a direct sales force in the U.S. market focused on our tissue and surgical devices (the “Transition”). In fiscal 2007, we decided to further expand our existing surgical business direct sales force focusing on our tissue and surgical devices from our original 24 sales representatives to 36 sales representatives. Additionally for our devices for microsurgery products, we decided to convert from a combination direct and third-party distribution sales model to an entirely direct sales force in the U.S. market.

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

(c)	Narrative Description of Business

The table below summarizes the revenue contributed by our significant products or product lines for the periods indicated.

	Years Ended October 31,
	2007		2006		2005
	$	%	$	%	$	%
	($ in thousands)

Net Revenue:
Biomaterial Products
Peri-Strips	$13,788	21%	$9,728	18%	$8,927	15%
Other Biomaterial Products	13,433	20%	10,262	18%	8,966	15%
Devices for Microsurgery	5,439	8%	3,845	7%	2,796	4%
Surgical Tools and Other	5,031	7%	3,908	7%	4,304	7%

Total Surgical Business	37,691	56%	27,743	50%	24,993	41%

Coils and Helices	15,072	22%	14,765	26%	19,657	33%
Stylets and Other Wireforms	10,188	15%	8,315	15%	10,210	17%
Machining, Molding and Tool Making	4,072	6%	3,712	7%	3,938	7%
Other	851	1%	1,300	2%	1,458	2%

Total Interventional Business	30,183	44%	28,092	50%	35,263	59%

Total Net Revenue	$67,874	100%	$55,835	100%	$60,256	100%

Products, Markets and Competition

Description of the Surgical Business

Our surgical business develops, manufactures, markets and sells implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, leading to better patient outcomes and/or lower costs.

Biomaterial Products

A core competency of our surgical business is the development and manufacture of implantable biomaterial products for use by surgeons in various procedures where reinforcing, reconstructing and repairing tissue and preventing leaks of air, blood or other body fluids is desirable to achieve a favorable outcome. The historical choice when tissue repair is necessary has been to use autologous tissues, requiring the surgeon to excise tissue from another part of the patient’s body. Harvesting tissue from a second surgical site may increase procedure cost, time and the risk of complications, leading to additional pain and recovery time for the patient. Use of an available, off-the-shelf implantable medical product, whether tissue-based or synthetic, is an alternative to harvesting autologous tissue from the patient and is a means to reduce surgical costs and improve patient outcomes.

Our biomaterial products are produced from bovine pericardium. Many of the product characteristics and competitive advantages are derived from the pericardium’s collagen composition. Collagen, a fibrous protein, makes the pericardium durable and provides superior handling characteristics similar to autologous tissue. Host cells infiltrate the collagen matrix scaffold, allowing the biomaterial product to integrate into the host tissue.

We process bovine pericardium using proprietary and patented technologies to create two distinct product platforms-Veritas and Apex. Our Veritas tissue processing results in an extremely biocompatible and highly acellular remodelable material. Once implanted, the material provides a scaffold for connective tissue protein synthesis and host tissue in-growth. The result is the complete integration of the material into the surrounding host tissue. This tissue format is used to manufacture our Veritas, PSD Veritas and PSD Veritas Circular products. Our Apex tissue processing creates a permanent patch or buttress that provides enduring strength and reinforcement to a repair site or staple line. Apex processing is used to manufacture our Tissue-Guard and PSD Apex products.

Peri-Strips.  Peri-Strips are a biomaterial stapling buttress used as reinforcement at the surgical staple line to reduce the risk of potentially fatal leaks, most significantly in gastric bypass surgery, a treatment for morbid obesity, as well as in certain thoracic procedures. Peri-Strips accounted for 37% of our surgical business’ revenue in fiscal 2007, compared to 35% in fiscal 2006.

We have two tissue platforms for our linear Peri-Strips products. Our PSD Veritas product incorporates our Veritas remodelable tissue platform, which becomes the histological equivalent of the host tissue over time. Our PSD Apex product is a permanent technology in which the buttress permanently remains with the staple line. Due to differing attributes between PSD Veritas and PSD Apex, along with varying surgeon preference of those attributes, we expect markets for both products to continue to exist going forward. In addition to our linear buttresses, during fiscal 2006 we introduced our PSD Veritas Circular buttress. Our PSD Circular product utilizes our Veritas remodelable technology and is currently being marketed for bariatric surgery.

Peri-Strips are also utilized in certain thoracic surgeries and are proven to reduce bleeding and air leaks at the staple line. Introduced in 1994 as a stapling buttress for Lung Volume Reduction Surgery (“LVRS”), Peri-Strips are used in a variety of thoracic procedures: blebectomies, bullectomies, wedge resections, segmentectomies, and lobectomies.

Other Biomaterial Products.  Our other biomaterials product group includes the Tissue-Guard family of products and Veritas Collagen Matrix, and accounted for 36% of our surgical business’ revenue for fiscal 2007, compared to 37% during fiscal 2006.

Our Tissue-Guard family of products is used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurologic procedures. Tissue Guard products have been used in over 670,000 procedures since their introduction.

Veritas Collagen Matrix is used in surgery to repair and replace soft tissue. Veritas is remodelable, as demonstrated in animal studies with the formation of new blood vessels and host cell in-growth occurring into the Veritas patch in as early as 28 days. We launched Veritas into the complex ventral hernia repair market in the U.S. during the second quarter of fiscal 2007, following our 510(k) market clearance for use of Veritas in minimal tissue attachment. Early results and experience with Veritas in this market have been favorable.

Devices for Microsurgery

In addition to our biomaterial products, our surgical business offers devices for microsurgery. The primary device within this product group is the Microvascular Anastomotic Coupler (the “Coupler”), a patented mechanical anastomotic product comprised of a pair of implantable, single-use rings. The Coupler is available in seven sizes, ranging from 1.0mm to 4.0mm in diameter, in half millimeter increments. The Coupler enables microsurgeons in numerous surgical specialties, including plastic and reconstructive, head and neck, orthopedic and hand, to perform highly effective anastomotic microsurgical procedures (the connecting of small veins or arteries) faster, more easily and as or more dependably than traditional suture or sleeve anastomosis.

In addition to the Coupler, we have several other products within the microsurgery market, including the Neurotube, a device designed to assist in the reconnection of severed nerves. We also distribute product lines for other companies in the microsurgery market. In March 2006, we entered into an agreement to be the exclusive U.S. distributor of the S&T microsurgery instrument product line.

Competition

Our surgical products compete primarily on the basis of product performance, quality and service. The surgical markets in which we compete worldwide are characterized by intense competition. These markets are dominated by very large, established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities. Many of these competitors offer broader product lines within our specific product market, particularly in our surgical tool markets and/or in the general field of medical devices and supplies. Broad product lines give many of our competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that compete with our products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have an advantage in marketing competing products to group purchasing organizations, health maintenance organizations and other managed care organizations that increasingly seek to reduce costs by centralizing and consolidating their purchasing functions.

Competition with our biomaterial products is primarily from synthetic materials, other biological tissues and cadaveric tissue. The ability of these alternative products to compete with our biomaterial products vary based on each such product’s indications for use, relative features and benefits and surgeon preference.

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

Patent protection of our key products and manufacturing processes is an important component of our competitive position. The method by which Peri-Strips are attached to surgical staplers offers an ease of use advantage and is patent protected with regard to any and all materials. In addition, the manufacturing process for our remodelable Veritas product is patented. Our Peri-Strips circular stapler buttress is also patented with regards to the use of any material as a buttress on a circular stapler as well as the method of application.

Description of the Interventional Business

Our interventional business develops and manufactures medical components and devices for the interventional treatment of disease. We provide contract manufacturing, new product development, quick-turn prototyping, micro-coiling, wire forming and grinding, precision machining, polymer injection molding, laser processing and assembly. Our interventional business’ products are sold primarily to other medical device manufacturing companies who incorporate them into their own products. In addition, our interventional business designs and develops proprietary technology platforms which can be adapted for our customers.

Coils and Helices.  Micro precision coils are intricately complex precision wire components, normally comprised of several strands of specialty wire materials wound into specific configurations. These coils are manufactured utilizing proprietary processes and typically involve the use of specialty metals such as medical grade stainless steel, silver, platinum, and various other metal alloys. These micro coils are used to carry the electrical signal from the pulse generator to the point of stimulation or signal detection within the patient’s body. A subcategory of coils is called helices, which compose the distal portion of many pacing and defibrillation leads that are used to actively fix the lead tip to the endocardium of the heart.

Stylets, Assemblies and Other Wireforms.  Stylets and other critically defined delivery devices are produced through the application of proprietary processes using medical grade stainless steel and plastic cap and body components. Stylets are typically used in the placement of cardiovascular and neurostimulation leads.

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

The primary medical device companies involved in the interventional cardiac and neurological markets include Boston Scientific Corporation, Johnson and Johnson, Medtronic and St. Jude Medical. In addition, numerous early stage companies are pursuing new technologies in cardiovascular and interventional medicine. We anticipate that the cardiovascular and interventional medicine industry will continue to experience significant consolidation as major industry participants acquire early stage companies. Although there can be no assurance, we believe that this consolidation will not hinder our interventional segment’s growth opportunity because we expect the major participants to continue to seek multiple supply sources for critical device components such as those we offer.

Intellectual Property

Surgical Business

Our surgical business technology is protected by patents, trade secrets, and proprietary know-how. We also protect our technology through confidentiality agreements with employees, consultants and other parties. Supple Peri-Guard, which is used in the manufacture of the majority of our Tissue-Guard products, is protected exclusively by trade secrets. We hold United States patents related to Peri-Strips and Veritas Collagen Matrix. One of our patents on Peri-Strips includes provisions for the method of application of any material — biological or synthetic — to the surgical stapler. In addition, our Peri-Strips circular stapler buttress is patented with regards to the use of any material as a buttress on a circular stapler as well as the method of application. We also have patents related to the Coupler and our Neurotube product lines.

Interventional Business

We rely primarily on trade secret protection for our interventional business processes. We seek to practice a strict trade secret discipline with all employees, consultants, customers and other parties. We also maintain a confidentiality protocol on behalf of each of our customers, consistent with the business sensitivity to customer expectations and needs. The technology and equipment used in the interventional product manufacturing process represents a combination of proprietary know-how with adaptation and development of readily available components and equipment. In addition, our interventional business utilizes patent protection for our proprietary technology platforms and we hold two such United States patents — one for a steerable stylet delivery system and another for an adjustable stiffness stylet delivery system.

Marketing and Customers

Surgical Business

Our surgical business’ marketing and sales strategies include supporting our superior quality products with sales and marketing programs. These programs include advertising and direct mail campaigns, participation in surgical trade shows, support of key surgeons’ gatherings, publication and presentation of clinical data and new product information, and collaboration with key surgeons on educational activities and internet-based programs. An important strategy is to identify and assess customer needs. This is accomplished by developing and maintaining a close working relationship with the hospitals and surgeons who purchase and use our products and through observations and interactions with our customers.

During fiscal 2006, our surgical business transitioned from third-party distribution to a direct sales force in the U.S. market focused on our tissue and surgical devices. In fiscal 2007, we decided to further expand our existing surgical business direct sales force from our original 24 sales representatives to 36 sales representatives. Additionally for our devices for microsurgery products, we decided to convert from a combination direct and third-party distribution sales model to an entirely direct sales force. Once completed, we expect our expanded surgical business domestic sales force to have 43 total sales representatives.

As a result of the Transition, we have higher average selling prices due to selling our products at hospital list price as opposed to previously selling to stocking distributors at a discount from list price or reducing sales by independent representatives’ commission expense. Offsetting the higher average selling prices during fiscal 2007 were commissions paid to former stocking distributors which served as independent sales representatives as part of their Transition agreements. These commissions were paid on sales in their territories for a contracted period of time after they ceased to be a stocking distributor. Most of our domestic distributors completed the independent sales representatives phase by the fourth quarter of fiscal 2006, with the remaining representatives doing so in the first quarter of fiscal 2007.

Interventional Business

Our interventional business sales and marketing strategy is to proactively build significant business relationships with both large participants and early development firms in major markets, including cardiac rhythm management (“CRM”), neurostimilation and vascular intervention, among others. The primary marketing strategy is to provide a rapid, flexible and creative response to customer needs, coupled with state of the art, vertically integrated, high quality production. Additionally, we seek to differentiate ourselves from competitors by promoting our custom development and engineering capabilities, supported by a dedicated engineering and technical staff, and extensive medical device experience among our professional employees. The utilization of these highly technical solutions and timely, effective delivery of development prototypes is believed to provide a key competitive advantage to both the customer and our interventional business. All of our interventional facilities are ISO 13485:2003 certified to provide our customers with the technical knowledge necessary to assist them in developing and producing a quality medical device.

Information regarding our significant customers is included in Note 10 to our consolidated financial statements under Item 8 of this report.

Additional Information Regarding the Surgical and Interventional Businesses

Backlog

Based on experience, we believe that backlog is not a meaningful predictor of future revenue levels in either of our businesses.

Raw Materials

We acquire bovine pericardium for use in our biomaterial product line from United States Department of Agriculture (“USDA”) inspected meat-packing facilities as well as from a source in New Zealand. The supply of other raw materials, including wire, precious metals and plastics required for our products and in our manufacturing activities, is currently adequate. We have not experienced any product shortages arising from interruptions in the supply of any raw materials or components, and have identified alternative sources of supply for significant raw materials and components, although at times certain materials may be “single sourced” due to vendor approval requirements imposed by our customers.

Research and Development

As a component of our business strategy, we continue to make a significant investment in research and development (“R&D”) as well as new product design and engineering in both our surgical and interventional businesses. Our consolidated R&D expense for fiscal 2007, 2006 and 2005 was $3,753,000, $3,383,000 and $3,839,000, respectively.

The R&D activities our surgical business expects to advance in fiscal 2008 include expanding the indications for use for our Veritas product into new markets, expanding the product offering for our Peri-Strips circular stapler buttress, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler.

In fiscal 2008, our interventional business’ R&D initiatives will focus on product innovation, equipment advancement and enhancement, and continued design and development of technology platforms for a steerable stylet and an articulating guidewire. The steerable stylet technology is directed for use in placement of CRM and neurostimulation leads. The articulating guidewire is intended to have applications in the peripheral and cardio-vascular market segments as well as other tubular anatomy of the body such as urological, gynecological and colorectal systems. We expect to advance these and other technologies to indications where they could be adapted to deliver devices and therapy.

Governmental Regulation

General

Our businesses operate in a medical device marketplace subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping and surveillance procedures for medical devices.

Food and Drug Administration

FDA regulations classify medical devices based on perceived risk to public health as either Class I, II or III devices. Class I devices are subject to general controls, Class II devices are subject to special controls and Class III devices are subject to pre-market approval (“PMA”) requirements. While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices to be cleared by a 510(k) pre-market notification prior to marketing. 510(k) establishes that the device is “substantially equivalent” to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 became effective. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If the product is notably new or different and substantial equivalence cannot be established, the FDA will require the manufacturer to submit a PMA application for a Class III device that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The process of obtaining PMA approval can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all. The FDA controls the indicated uses for which a product may be marketed and strictly prohibits the marketing of medical devices for unapproved uses. The FDA can withdraw products from the market for failure to comply with laws or the occurrence of safety risks.

Our microsurgery instruments and 4Closure System are Class I medical devices. All of our other surgical business products and the interventional business steerable stylet have been classified as Class II medical devices and have received 510(k) marketing clearance from the FDA. For our interventional components, our customers are responsible for obtaining FDA market approval for their final devices, of which our products are components of.

Our surgical manufacturing operations are subject to periodic inspections by the FDA, whose primary purpose is to audit the Company’s compliance with the Quality System Regulations published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. We believe that our manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations.

International Regulation

International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax. Many of these regulations are similar to those of the FDA. With the exception of the European Union (“EU”), Canada and Australia, we typically rely on our surgical independent distributors covering a given country to comply with the majority of the foreign regulatory requirements, including registration of our devices with the appropriate governmental authorities. To date, and to the best of our knowledge, we have complied with the regulatory requirements in the foreign countries in which our surgical devices are marketed. We do, however, face certain regulatory risks in international markets related to our bovine tissue products, which are discussed in Part I, Item 1A of this Report.

The registration system in the EU for our surgical devices requires that our quality system conform with international quality standards and that our surgical devices conform with “essential requirements” set forth by the Medical Device Directive (“MDD”). Manufacturing facilities and processes under which our surgical devices are produced are inspected and audited by the British Standards Institute (“BSI”) to verify our compliance with the essential requirements of the MDD, as well as supplementary requirements for “Medical Devices Incorporating Animal Tissue.” BSI verifies that our quality system conforms with the international quality standard ISO 13485:2003 and that our products conform with the “essential requirements” and “supplementary requirements” set forth by the MDD for the class of surgical devices we produce. BSI certifies our conformity with both the quality standards and the MDD requirements, entitling us to place the “CE” mark on all of our current surgical devices.

Third Party Reimbursement

The availability and level of reimbursement from third-party payers for our products and devices which incorporate our component products is significant to our business. Our surgical products are purchased primarily by hospitals and other end-users, while the interventional business’ component products are sold directly to medical device manufacturers who in turn, sell finished medical devices to hospitals and other end-users. Hospitals and end-users of such products bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private health insurance plans and managed care organizations, reimburse all or part of the costs and fees associated with the procedures utilizing our products and/or components.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators, and regulators and third party payers to curb these costs. The development or increased use of more cost effective treatments for diseases could cause such payers to decrease or deny reimbursement for surgeries or devices to favor alternatives that do not utilize our surgical products or devices incorporating our component products. A significant number of Americans enroll in some form of managed care plan. Higher managed care utilization typically drives down the payments for health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. We cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payer measures within a constantly changing healthcare landscape may have on our future business, financial condition or results of operations.

Employees

On October 31, 2007, we employed approximately 440 full-time and part-time individuals, with approximately 215 employees in our surgical business and 225 in our interventional business. Our employees are not represented by a union, and we consider our relationship with our employees to be good.

(d)	Financial Information About Geographic Areas

For information regarding our major customers and net revenue by geographic area, please refer to Note 10 to our consolidated financial statements under Item 8 of this report.

Item 1A —	Risk Factors

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

Our revenues have fluctuated significantly over the past several years. Our interventional business revenue increased 7% in fiscal 2007 as compared to fiscal 2006, while decreasing 20% in fiscal 2006 compared to fiscal 2005. Surgical business revenue increased 36% in fiscal 2007 as compared to fiscal 2006. Such variations are difficult to precisely predict and are expected to continue in the future. There can be no assurance that we can manage the significant challenges that accompany such fluctuations in business unit revenue, including alignment of infrastructure to match revenue levels, appropriate staffing levels, and manufacturing flexibility.

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

We continue to evaluate new market opportunities for our existing products This process involves numerous steps, including, but not limited to, identifying meaningful new markets for our products, performing in-depth research and analysis to forecast the market potential for our products new markets, obtaining the required regulatory market clearances, developing an attractive value proposition for potential customers, and translating this value proposition into meaningful revenue. Due to the inherent complexity of this process, there can be no assurance that we will be able to effectively enter new markets with our existing products.

We transitioned to a direct sales force in the U.S. markets for our surgical products.

During fiscal 2006 and early fiscal 2007, our surgical business transitioned from third-party distribution to a targeted direct sales force in the U.S. market focused on our tissue and surgical devices. In fiscal 2007, we decided to further expand our existing surgical business direct sales force from our original 24 sales representatives to 36 sales representatives. Additionally for our devices for microsurgery products, we decided to convert from a combination direct and third-party distribution sales model to an entirely direct sales force. Once completed, we expect our expanded surgical business domestic sales force to have 43 total sales representatives. While we believe a direct sales force provides us with the best avenue to maximize the revenue potential of our current and future market opportunities, there can be no assurance, however, that this strategy will result in the desired outcome of increasing sales volumes.

We are dependent on certain large customers for a significant percentage of the sales in our interventional business.

Three customers account for a large percentage of the sales of our interventional business. Collectively, they represented 68% and 76% of this business segment’s revenue for the years ended October 31, 2007 and 2006, respectively. In fiscal 2007, our top three customers include two of our CRM market customers and one customer outside of CRM. In the prior-year, each of our top three customers was from the CRM market. We provide multiple products to these customers, some of which individually provide for a significant percentage of interventional business revenues. There can be no assurance that we will be able to maintain our relationship with each of these significant customers, or, in the event of a deterioration or termination of the relationship, that we will be able to achieve the same sales levels with new or existing customers. The significant reduction in sales to or loss of one of these customers or products could materially adversely affect our business, financial condition and results of operations.

The worldwide CRM market has declined and if it does not fully recover, our results of operation and financial condition may be adversely impacted.

Our interventional business is indirectly impacted by the market conditions and trends of the CRM market, and directly affected by the actions of our customers in response to this market. Revenue in our interventional business from the CRM market has decreased from $27,646,000 in fiscal 2005 to $20,498,000 in fiscal 2007, due in large part to dampened demand for CRM devices due to recalls of implantable cardioverter defibrillators and product and reimbursement concerns among patients and cardiologists. Although the market has recovered somewhat during fiscal 2007, there can be no assurance that the CRM market will return to its historical growth rate, or if it does, that products we provide components for will partake in the growth. Further, in the event the CRM market does return to historical growth rates, there can be no assurance that products we provide components for will maintain or regain market share, and the timing of any potential increased revenues to our business would be subject to the timing and volume of inventory purchases.

We may not be able to adequately enforce or protect our intellectual property rights or to protect ourselves against the infringement claims of others.

We protect our surgical business technology through patents, trade secrets, and proprietary know-how. We also seek to protect our technology through confidentiality agreements with employees, consultants and other parties. We rely largely on trade secret protection for our interventional business processes, although we have sought and will continue to seek patent protection for proprietary technology platforms where applicable. Our interventional business holds two United States patents — one for a steerable stylet delivery system and another for an adjustable stiffness stylet delivery system.

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

We must obtain regulatory approvals to market our products internationally.  The registration scheme in the majority of international markets (e.g. Europe, Canada) for our surgical business’ products requires that our quality system conforms to international quality standards. Compliance with these requirements as well as product standards allows their sale in these countries. There can be no assurance that we will be able to maintain compliance with these regulations. In addition, there can be no assurance that we will be successful in obtaining registration for new product introductions. Devices incorporating our interventional products are also subject to these requirements, and there can be no assurance that we or our interventional business customers will be successful in obtaining or maintaining compliance with the international regulatory scheme for current or future products.

Further, international regulatory bodies have established varying additional regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely, in part, on our surgical independent distributors to comply with such foreign regulatory requirements. As a result, our communication with foreign regulatory agencies may be indirect as it occurs through the foreign distributor. The inability or failure of independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors’ ability to sell our surgical products internationally and thereby adversely affect our business, financial condition and results of operations.

Because our biomaterial products are manufactured from bovine pericardium, perceptions about Bovine Spongiform Encephalopathy may impact our sales.

Under the direction of the USDA, the U.S. government has had an active program of surveillance and import controls since the late 1980s designed to prevent the introduction of Bovine Spongiform Encephalopathy (“BSE”) into U.S. cattle. The USDA program includes certain feed restrictions begun in 1997. The World Health Organization has categorized the levels of BSE infectivity of tissue. This characterization places pericardium (which primarily consists of collagen) as having no detectable infectivity, the lowest risk category. The European authorities have specifically reviewed our biomaterial sourcing and manufacturing processes and have also certified our bovine pericardium products.

We obtain our raw pericardium for our biomaterial products from USDA-inspected slaughterhouses as well as from a source in New Zealand. The pericardium is collected under strict conditions; inspectors examine each heart for disease and anomalies prior to harvesting the pericardium. Additional measures are also taken to ensure brain and spinal cord matter does not come into contact with the pericardium. Our tissue products are manufactured with sodium hydroxide, a processing technique recommended by international experts to remove or inactivate the prion, the agent believed to cause BSE, should it exist in the tissue. Pericardium is sourced from animals who are 30 months or younger. BSE clinical detectability is found in older animals. Sourcing from younger animals markedly decreases the likelihood of BSE transmission.

Notwithstanding these safeguards, if the perception of risk associated with BSE increases, it could have a material adverse effect on our business, financial condition and results of operations.

In 2004, the EU enacted medical device regulations that require product specific evaluation of bovine-based products for potential BSE patient health risks. All bovine-based surgical products currently sold in the EU are subject to this evaluation. Our bovine based products have been evaluated and have obtained approval. Our Dura-Guard product has not been approved for sale in France, nor are any of our bovine-based products currently approved for sale in Japan or Taiwan. Effective August 2006, the government of China began prohibiting the sale of U.S. bovine-based products. We understand that regulatory approvals will not be granted in the present environment within those countries for products derived from bovine pericardium, unless we source bovine pericardium from countries which they consider at no risk for BSE (e.g. New Zealand and Australia). Total international sales of our bovine-based products accounted for 5.7% and 6.3% of our consolidated net sales for the year ended October 31, 2007 and 2006, respectively, and increased 10% in the current year. Any prohibition by certain other countries of U.S. bovine pericardium products as a result of concerns related to BSE could have an adverse effect on our ability to maintain or grow international sales of these products.

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

Third-party payers are also increasingly challenging the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. While we believe our pricing is appropriate for the niche markets and technology of our products, we are unable to predict what changes will occur in the reimbursement methods used by third-party payers. There can be no assurance that surgical procedures in which our products are directly or indirectly used will continue to be considered cost-

effective by third-party payers, that reimbursement for such procedures will be available or, if available, will continue, or that third-party payers’ reimbursement levels will not adversely affect our ability to sell our products on a profitable basis. The cost of health care has risen significantly over the past decade, and there have been and may continue to be proposals by legislators, regulators and third-party payers to curb these costs.

Failure by hospitals and other users of our products to obtain reimbursement from third-party payers for procedures in which our products are used, changes in third-party payers’ policies towards reimbursement for procedures directly or indirectly using our products or legislative action could have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our short-term investment portfolio is invested in highly-rated (AAA or AA) auction rate securities. Failures in these auctions may affect our liquidity, while rating downgrades of the security issuer and/or the third-parties insuring such investments may require us to adjust the carrying value of these investments through an impairment charge.

A substantial portion of our investment portfolio is invested in highly-rated (AAA or AA) auction rate securities. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorate, we may be required to adjust the carrying value of the investment through an impairment charge.

We depend on highly specialized equipment to manufacture our products and loss of or damage to our manufacturing facilities could result in significant losses.

We operate a single manufacturing facility for our surgical business and three manufacturing facilities for our interventional business, with certain overlapping capabilities for manufacturing stylets, coils and helices. The loss of or damage to any manufacturing facility due to natural disaster, equipment failure or other difficulty could result in significant delays in production. Locating third party manufacturers to manufacture our products in any such event would likely be difficult given the specialized equipment and processes necessary to produce those products. Although we maintain business interruption insurance to mitigate the financial impact on our business, any sustained period of suspended production would likely have a material adverse effect on our business, financial condition and results of operations.

Our strategy to acquire complementary businesses and technologies involves risk and may result in disruptions to our business by, among other things, distracting management time and diverting financial resources.

One of our growth strategies is the acquisition of complementary businesses and technologies. We may not be able to identify suitable acquisition candidates, or if we do, we may not be able to make such acquisitions on commercially acceptable terms. If we make acquisitions, a significant amount of management time and financial resources may be required to complete the acquisition and integrate the acquired business into our existing operations. Even with this investment of management time and financial resources, an acquisition may not produce the anticipated revenue, earnings or business synergies. Acquisitions involve numerous other risks including: assumption of unanticipated operating problems or legal liabilities, problems integrating the purchased operations, technologies or products, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, and potential loss of customers or key employees of acquired businesses.

We may not be able to hire or retain key personnel.

We depend on key management, sales and technical personnel. Moreover, because of the highly technical nature of our business, our ability to continue our technological developments and to market and sell our products depends in large part on our ability to attract and retain qualified technical, sales and key management personnel. Competition for qualified personnel is intense, and we cannot ensure that we will be able to attract and retain the individuals we need. The loss of key personnel, or our inability to hire or retain qualified personnel, could have a materially adverse effect on our business, financial condition and results of operations.

Item 1B —	Unresolved Staff Comments

None.

Item 2 —	Properties

We have a lease for our corporate headquarters and surgical business, totaling 65,000 square feet, located at 2575 University Ave. W., St. Paul, Minnesota. The lease expires on December 31, 2008, and the base rent is currently $688,000 annually.

We have leases on three facilities for its interventional business totaling 33,000 square feet at 471 and 475 Apollo Drive, Lino Lakes, Minnesota. each of the leases expire on March 31, 2009, and the base rent is currently $159,000 annually.

We lease approximately 22,700 square feet for our interventional business’ Caribe facility at Road 693, Km. 7.3, Dorado, Puerto Rico. The base rent of this lease, which commenced January 1, 2003 and expires February 28, 2008, is approximately $107,000 annually.

We lease approximately 3,750 square feet for our surgical business’ MCA facility at 439 Industrial Lane, Birmingham, Alabama. The base rent of this lease, which commenced July 1, 2005 and expires June 30, 2008, is approximately $36,000 annually.

We pay apportioned real estate taxes and common costs on our St. Paul and Lino Lakes leased facilities.

We also own a 20,000 square foot manufacturing facility used in our interventional business, located at 400 Apollo Drive, Lino Lakes, Minnesota.

Item 3 —	Legal Proceedings

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

Item 4 —	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A —	Executive Officers of the Registrant

Our executive officers, their ages, and the offices they held as of October 31, 2007 are as follows:

Name	Age	Title

Richard W. Kramp	62	President and Chief Executive Officer
David A. Buché	46	Vice President and COO of Synovis Surgical Innovations
Michael K. Campbell	56	President of Synovis Micro Companies Alliance, Inc.
Mary L. Frick	54	Vice President of Regulatory/Clinical/Quality Affairs
B. Nicholas Oray, Ph.D.	56	Vice President of Research and Development
Brett A. Reynolds	39	Chief Financial Officer, Vice President of Finance and Corporate Secretary

Richard W. Kramp.  Mr. Kramp was named Chief Executive Officer of the Company effective January 2007. Mr. Kramp has served as President of Synovis Life Technologies, Inc. since June 2006. From August 2004 to May 2006, he served as President and Chief Operating Officer of the Company’s interventional business. Prior to joining the Company, Mr. Kramp most recently served as the President and Chief Operating Officer of Medical CV, Inc. From 1988 to 2003, Mr. Kramp served as President and Chief Operating Officer, and then President and Chief Executive Officer, as well as a Board Member at ATS Medical. From 1978 to 1988, Mr. Kramp held sales and marketing positions at St. Jude Medical, serving as Vice President of Sales and Marketing from 1981 to 1988. Earlier, Mr. Kramp held sales management positions with Life Instruments, Inc., and engineering positions with Cardiac Pacemakers, Inc., now part of Boston Scientific Corporation. Mr. Kramp has also served on the boards of C.A.B.G., Inc., Enpath Medical, Inc., Vasamed (formerly Optical Sensors, Inc.),and the Lillehei Surgical Society.

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

Michael K. Campbell.  Mr. Campbell has served as President of Synovis Micro Companies Alliance since the acquisition of MCA by the Company in July 2001. Prior to the acquisition he was President and CEO of MCA from July 2000 through July 2001. From June 1999 to May 2000, Mr. Campbell served as Executive Vice President of PrimeSource Surgical, a specialty medical products distributor. From 1979 to June 1999, he was with Futuretech, Inc., a specialty medical distribution company serving the southeastern United States, and served as principal board member and Vice President.

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

Item 5 —	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range

Our common stock is currently traded on the Nasdaq Global Market under the symbol “SYNO.” The following table sets forth, for each of the fiscal periods indicated, the range of high and low closing sale prices per share as reported by the Nasdaq Global Market.

	2007		2006

January 31	$12.85	$7.17	$10.92	$8.14
April 30	14.20	11.53	10.70	9.32
July 31	16.49	12.26	10.65	8.49
October 31	24.32	12.32	8.97	7.01

Dividends

We have not declared or paid any cash dividends on our common stock since inception, and our Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future.

Shareholders

As of November 30, 2007, there were approximately 5,500 beneficial owners and 900 registered shareholders of our common stock.

Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

Performance Graph

In accordance with the rules of the SEC, the following performance graph compares the performance of our common stock on the Nasdaq Global Market to the Nasdaq Global Market and to Nasdaq’s “Surgical and Medical Instruments and Supplies” Index. The following performance graph compares the cumulative total shareholder return as of the end of each of our last five fiscal years on $100 invested at the beginning of the period and assumes reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
Synovis Life Technologies, Inc.

Produced on 12/17/2007 including data to 10/31/2007

CRSP Total Returns Index For.	10/2002	10/2003	10/2004	10/2005	10/2006	10/2007
Synovis Life Technologies, Inc.	100.0	295.5	132.1	112.6	92.2	298.5
Nasdaq Stock market (US Companies)	100.0	144.8	148.2	160.4	179.8	213.8
NASDAQ Stock (SIC 3840-3849 US Companies) Surgical medical, And Dental Instruments and Supplies	100.0	142.2	156.5	178.1	196.1	261.6

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.0 on 10/31/2002.

Item 6 —	Selected Financial Data

Summary Statement of Operations Data

	For the Year Ended October 31,
	2007	2006	2005	2004	2003
	(In thousands except per share data)

Net revenue	$67,874	$55,835	$60,256	$55,044	$57,989
Gross margin	31,288	21,648	21,820	22,495	25,430
Operating income (loss)	3,283	(4,179)	36	1,557	7,348
Net income (loss)	3,810	(1,481)	883	1,278	4,973
Basic and diluted earnings (loss) per share
Basic	0.31	(0.12)	0.07	0.11	0.50
Diluted	0.30	(0.12)	0.07	0.11	0.47
Weighted average shares outstanding
Basic	12,225	12,004	11,793	11,522	9,920
Diluted	12,528	12,004	11,998	11,986	10,574

Summary Balance Sheet Data

	At October 31,
	2007	2006	2005	2004	2003
	(In thousands)

Working capital	$66,616	$59,443	$59,367	$58,671	$57,199
Total assets	94,677	85,550	86,963	85,725	80,845
Long-term obligations	—	—	—	—	45
Shareholders’ equity	86,953	79,925	80,342	78,001	74,062

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors.”

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

Operating Results — 2007 ($ in thousands except per share data)

Net revenue increased 22% during fiscal 2007 to $67,874 from $55,835 in fiscal 2006. Surgical business revenue increased 36% to $37,691 in fiscal 2007, while interventional business revenue increased 7% to $30,183 in the current year. Our operating income was $3,283 in fiscal 2007, compared to an operating loss of $4,179 in the prior year. The increase in profitability was due to higher revenues and gross margins within both businesses. Net income for fiscal 2007 increased $5,291 to $3,810, or 30 cents per diluted share, from a net loss of $1,481, or 12 cents per share during fiscal 2006.

Our surgical business generated net revenue of $37,691 in fiscal 2007, an increase of $9,948 or 36%, from $27,743 in fiscal 2006. The following table summarizes our surgical business net revenue by product group for fiscal 2007 and fiscal 2006:

	2007	2006

Peri-Strips	$13,788	$9,728
Other Biomaterial Products	13,433	10,262
Devices for Microsurgery	5,439	3,845
Surgical Tools and Other	5,031	3,908

Total	$37,691	$27,743

The increase in surgical business net revenue in fiscal 2007 compared to the prior-year was primarily due to the following:

•	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $6,451;

•	Higher average net selling prices due to our transition to a direct sales force in the U.S. market (the “Transition”), which resulted in increased revenue of approximately $2,894; and

•	Other pricing increases in various worldwide hospital list prices for certain of our products resulted in increased revenue of approximately $603.

The increase in worldwide units sales occurred across all product lines, and is attributable to our direct sales force growing product sales, as well as the Transition’s impact on the prior-year when several of our former distributors reduced their product purchases from us as they depleted their inventory levels of our products. Furthermore, the Transition, which was completed in December 2006, resulted in sales at hospital list prices instead of distributor prices, yielding higher average net selling prices in the current year.

Worldwide net revenue from Peri-Strips was $13,788 in fiscal 2007, an increase of $4,060 or 42% from $9,728 in fiscal 2006. Approximately two-thirds of the revenue increase was driven by higher units sold and favorable product mix changes within the Peri-Strips product family, while approximately one-third was driven by increased net selling prices. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery. Included in the Peri-Strips product line was revenue from our two linear products: PSD Apex, our permanent buttress, and PSD Veritas, our remodelable buttress, as well as revenue from our PSD Veritas Circular buttress, which was introduced in the United States in mid-fiscal 2006.

Revenue from Other Biomaterial Products increased 31% to $13,433 in fiscal 2007 from $10,262 in the prior-year. A 17% increase in domestic Tissue-Guard units sold, higher net selling prices due to the Transition and the introduction of Veritas Collagen Matrix for the hernia market drove the increase.

Revenue from Devices for Microsurgery increased $1,594 or 41% to $5,439 in fiscal 2007, from $3,845 in fiscal 2006. Driving this increase were increased unit sales and pricing of the Anastomotic Coupler, as well as revenue from the S&T instrument product line. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.

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

The following table summarizes our interventional business net revenue by market for the years ended October 31:

	2007	2006

Cardiac rhythm management (“CRM”)	$20,498	$20,712
Other	9,685	7,380

Total	$30,183	$28,092

The following table summarizes our interventional business net revenue by product for the years ended October 31:

	2007	2006

Coils and helices	$15,072	$14,765
Stylets, assemblies and other wireforms	10,188	8,315
Machining, molding and tool making	4,072	3,712
Other	851	1,300

Total	$30,183	$28,092

Interventional business net revenue increased 7% to $30,183 in fiscal 2007 from $28,092 in fiscal 2006. Current year interventional business revenue reflects an increase of $2,305 to customers in non-CRM markets, primarily driven by new business to a customer in the urology/gynecology market in the current year. Revenue from our customers in the CRM market was slightly below the prior-year, with a decrease of $214 or 1% in the current year, due in part to the softening of the CRM market, which began in the third quarter of fiscal 2006 and persisted through our second quarter of fiscal 2007.

Sales to our interventional business’ three largest customers collectively accounted for 68% and 76% of revenue in fiscal 2007 and 2006, respectively. In fiscal 2007, our top three customers include two of our CRM market customers and one customer outside of CRM. In the prior-year, our top three customers were from the

CRM market. We believe the current change in our largest customers reflects our efforts to diversify our customer base to those outside of CRM.

Our consolidated gross margin increased seven percentage points to 46% in fiscal 2007 from 39% during fiscal 2006. The margin increase was due to a higher proportion of surgical business revenue and increased gross margin within both business segments.

In our surgical business, the gross margin for fiscal 2007 increased six percentage points to 65% from 59% in fiscal 2006 due to a number of factors:

•	Higher average net selling prices resulting from our ongoing Transition benefited the fiscal 2007 gross margin by approximately three percentage points.

•	Lower overhead rates due to higher production volumes and better utilization of manufacturing resources increased the current year margin by approximately two percentage points.

•	Favorable sales mix (both product and geographic) benefited the fiscal 2007 gross margin by approximately one percentage point.

Gross margin in the interventional business increased four percentage points in fiscal 2007, from 19% in fiscal 2006 to 23% in fiscal 2007. The drivers of the increase are higher production volumes which leveraged our manufacturing overhead, stable overhead expenses and favorable product mix.

Other factors which may affect the consolidated gross margin include the relative revenue of each business segment, product mix within each business segment, volume, product acquisitions and disposals, and other production activities. Accordingly, our consolidated gross margins may fluctuate from period to period based on variations in these factors.

Selling, general and administrative (“SG&A”) expense during fiscal 2007 increased $1,808 or 8% to $24,252 from $22,444 in fiscal 2006. We incurred $2,086 in incremental surgical business sales and marketing costs during the current period, primarily attributable to the full-year costs of our direct sales force, the expansion of our direct sales force as well as marketing and medical education activities to support our direct sales force and various product initiatives. Additionally, we incurred $539 of stock-based compensation expense in fiscal 2007, an increase of $371 from $168 in fiscal 2006. In fiscal 2006, we incurred $409 in expense related to our colorectal clinical market evaluation, which was discontinued in March 2006. No expense related to the this clinical market evaluation was recorded in fiscal 2007.

In fiscal 2008, we expect SG&A expense to increase compared to fiscal 2007 as we incur full-year costs related to our surgical business direct sales force expansion to 43 sales representatives, as the expansion was largely completed in the fourth quarter of fiscal 2007.

Research and development (“R&D”) expense increased 11% during fiscal 2007 to $3,753 from $3,383 during fiscal 2006. The increase occurred within our surgical business, and was related to the timing and nature of various ongoing projects, which primarily focused on expanding the product offering for our Peri-Strips circular stapler buttress, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler. In both business units, R&D expense can fluctuate from year to year based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and related R&D personnel requirements, development and regulatory approval processes, and expected timing and nature of costs for each project.

In fiscal 2008, we expect R&D expense to increase compared to fiscal 2007 due to several activities within our surgical business, including research into opportunities for further expanding the indications for use of Veritas, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler, among others.

We recorded operating income of $3,283 in fiscal 2007, an improvement of $7,462 compared to an operating loss of $4,179 in fiscal 2006. The increase was due to our surgical business realizing the benefits of the direct sales force and moving beyond the transitional costs of the conversion to a direct sales force, as well as our interventional business benefiting from an apparent initial recovery of the CRM market and the diversification of its customer base. Interest income increased to $2,092 in fiscal 2007 compared with $1,337 in the prior-year period, due to higher investment yields, a higher average investment balance and the current-year shift from tax-exempt to higher yielding taxable investments.

Our effective tax rate for fiscal 2007 was 29%, and we recorded a provision for income taxes of $1,565 in fiscal 2007. Included within our provision in the current year is tax expense of $1,665 at an effective tax rate of 31%, as well as a benefit of $100 related to R&D credits from fiscal 2006 as the laws governing such credits were reinstated during the first quarter of fiscal 2007. In fiscal 2006, we recorded a benefit from income taxes of $1,361 at an effective tax rate of 48%. Our effective tax rate in fiscal 2008 is expected to be sensitive to the level of tax-exempt interest income, R&D credits and other permanent items relative to pre-tax income. As of October 31, 2007, we recorded $805 in net current deferred income tax assets and $676 in net long-term deferred income tax assets.

Operating Results — 2006 ($ in thousands except per share data)

Net revenue decreased 7% during fiscal 2006 to $55,835 from $60,256 in fiscal 2005. Surgical business revenue increased 11% to $27,743, while interventional business revenue decreased 20% to $28,092 in fiscal 2006. Our operating loss was $4,179 in fiscal 2006, compared to operating income of $36 in the prior year. The decline in profitability was due to planned investments within our surgical business to build a direct sales force and lower revenues in our interventional business resulting from market conditions in the CRM industry in the second half of the year. Net income for fiscal 2006 decreased to a net loss of $1,481, or 12 cents per diluted share, from net income of $883, or 7 cents per diluted share, during fiscal 2005.

Our surgical business generated net revenue of $27,743 in fiscal 2006, an 11% increase from $24,993 in fiscal 2005. The following table summarizes our surgical business net revenue by product group for fiscal 2006 and fiscal 2005:

	2006	2005

Peri-Strips	$9,728	$8,927
Other Biomaterial Products	10,262	8,966
Devices for Microsurgery	3,845	2,796
Surgical Tools and Other	3,908	4,304

Total	$27,743	$24,993

As a result of the Transition in fiscal 2006, we experienced higher average selling prices due to movement during the year towards selling our products at hospital list price as opposed to previously selling to stocking distributors and independent representatives at a discount from list price. Revenue from the higher average selling prices was reduced to arrive at net revenue by commissions paid to former stocking distributors who were paid a commission as part of their Transition agreements. These commissions were paid on sales in their territories for a contracted period of time after they ceased to be a stocking distributor. Most of our domestic distributors entered into this independent sales representative phase during the second quarter and completed the phase during the third quarter of fiscal 2006. Commission expense decreased appreciably in the fourth quarter of fiscal 2006 and phased out in the first quarter of fiscal 2007 as we concluded the transition periods with our third-party sales representatives.

The increase in surgical business net revenue in fiscal 2006 compared to fiscal 2005 was primarily due to following factors:

•	Higher average net selling prices increased surgical business revenue by approximately 13%. The higher prices were primarily the result of the Transition, along with select list price increases.

•	Higher unit volumes sold increased revenue by approximately 2%. The increase was driven by Devices for Microsurgery products and international sales, partially offset by effects of the Transition in the first half of fiscal 2006, during which domestic distributors liquidated their inventory.

•	Revenue in fiscal 2006 was affected by our fiscal 2005 discontinuation of the Biograft product line, which became cost prohibitive to manufacture due to new regulatory requirements. Revenue from Biograft in fiscal 2005 totaled $1,118.

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

Our interventional business serves the minimally invasive device industry, with 74% of our fiscal 2006 revenue coming from CRM. The following table summarizes our interventional business net revenue by market for the years ended October 31:

	2006	2005

Cardiac rhythm management	$20,712	$27,646
Other	7,380	7,617

Total	$28,092	$35,263

The following table summarizes our interventional business net revenue by product for the years ended October 31:

	2006	2005

Coils and helices	$14,765	$19,657
Stylets and other wireforms	8,315	10,210
Machining, molding and tool making	3,712	3,938
Other	1,300	1,458

Total	$28,092	$35,263

Interventional business net revenue decreased 20% to $28,092 in fiscal 2006 from $35,263 in fiscal 2005. Our interventional businesses’ three largest customers collectively accounted for 76% and 83% of revenue in fiscal 2006 and 2005, respectively.

Our interventional business is indirectly affected by the market conditions and trends of the CRM market, and we are directly affected by the actions of our customers in response to this market. Substantially all of the revenue decrease in fiscal 2006 occurred in the CRM market, which decreased $6,934. We believe certain of our CRM customer’s sales were affected by dampened demand for CRM devices due to recalls of ICDs (implantable cardioverter defibrillators) and product and reimbursement concerns among patients and cardiologists, leading to lower production requirements. In addition, one of our significant CRM customers announced the launch of a new ICD lead, which we expect may replace certain existing leads for which we supply the coils. During the third quarter of fiscal 2006, this customer significantly reduced purchases of the coils we supply. While purchases of these coils then increased in the fourth quarter of fiscal 2006 compared to the third quarter, they were well below the same period of the prior-year. For fiscal 2006, approximately one-quarter of our interventional business decrease was due to a decrease in the sale of these coils.

Our consolidated gross margin increased three percentage points to 39% in fiscal 2006 from 36% during fiscal 2005. The margin increase was due to a higher proportion of surgical business revenue and the increased gross margin within this segment, offset partially by the decrease in the interventional business gross margin.

In our surgical business, the gross margin for fiscal 2006 increased three percentage points to 59% from 56% in fiscal 2005 due to a number of factors:

•	Higher average net selling prices resulting from our ongoing Transition benefited the fiscal 2006 gross margin by approximately three percentage points.

•	Product mix benefited the margin in the current year by approximately two percentage points. The driver of the product mix change is our prior-year Biograft inventory liquidation and disposition, which adversely impacted the fiscal 2005 gross margin.

•	The gross margin increase was partially reduced by higher production and overhead rates associated with lower volumes of production in fiscal 2006 as compared to the prior year, which decreased the gross margin by approximately two percentage points.

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

SG&A expense during fiscal 2006 increased $4,634 or 26% to $22,444 from $17,810 in fiscal 2005, due primarily to $3,600 of cost related to the Transition. Other key drivers of increased SG&A expense in the current year include $409 related to our colorectal clinical market evaluation using PSD Veritas Circular, $350 in increased legal costs, and $168 in stock-based compensation expense.

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

Our effective tax rate for fiscal 2006 was 48%. We recorded a benefit from income taxes of $1,361 in fiscal 2006 as compared to a provision for income taxes of $46 in fiscal 2005 at an effective tax rate of 5%. Our effective tax rate in fiscal 2006 was affected by the level of tax-exempt interest income as compared to operating loss, R&D credits and other permanent items relative to pre-tax income. As of October 31, 2006, we recorded $1,017 in net current deferred income tax assets and $861 in net long-term deferred income tax assets.

Liquidity and Capital Resources ($ in thousands)

This fiscal year, as in other recent fiscal years, we have generated substantial cash from operations. Cash, cash equivalents and short-term investments totaled $53,678 as of October 31, 2007, an increase of $6,699 from $46,979 as of October 31, 2006. Working capital at October 31, 2007 and 2006 was $66,616 and $59,443, respectively. We have no long-term debt. We currently expect our cash on hand and cash from operations to be sufficient to cover both short and long-term operating requirements. This forward-looking statement will be a function of a numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.

Operating activities provided cash of $8,519 in fiscal 2007 as compared to $3,832 in fiscal 2006. Cash was provided by operations during fiscal 2007 through increased cash flow from net income of $3,810 and non-cash expenses of $4,943, partially offset by an increase in working capital of $820. Inventory increased $1,392 to support higher revenue levels at both business units. Accounts receivable increased $2,118 due to higher revenue levels. Our consolidated days sales outstanding in accounts receivable at October 31, 2007 was at 44 days, down from 46 days in fiscal 2006.

Use of cash for investing activities totaled $8,249 during fiscal 2007 as compared to $5,858 during fiscal 2006, with the decrease primarily related to short-term investment activities. We purchased $46,546 of short-term investments and received proceeds of $42,355 from the sale or maturity of short-term investments during fiscal 2007. During fiscal 2006, we purchased $20,667 of short-term investments and received proceeds of $16,666 from the sale or maturity of short-term investments. The acquisition of 4Closure Surgical Fascia Closure System used cash of $2,056 during fiscal 2007. Also in fiscal 2007, purchases of property, plant and equipment totaled $1,747, primarily for new tools and equipment for our interventional business as well as tooling and machinery for new surgical business products. During fiscal 2008, we currently expect to invest up to $3,000 in capital assets for various manufacturing and other projects.

We invest a large portion of our available cash in auction rate securities of varying maturities. Our investment policy is to seek to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines.

The current overall credit concerns in capital markets may affect our ability to liquidate certain securities that we classify as available for sale securities on our balance sheet. We hold a variety of highly rated (AAA or AA) interest bearing auction rate securities that most often represent interests in pools of either interest bearing loans or dividend yielding preferred shares. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days. This mechanism allows existing investors either to rollover their holdings, whereby they would continue to own their respective interest in the auction rate security, or to gain immediate liquidity by selling such interests at par.

During the fourth quarter of fiscal 2007, auctions for $9.0 million of our investments in auction rate securities failed. The failure resulted in the interest rate on these investments resetting at LIBOR plus 100 or 150 basis points and we now earn a premium interest rate on these investments. In the event we need to access these funds, we will not be able to do so until a future auction on these investments is successful. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

Financing activities provided $2,255 of cash during fiscal 2007, compared to $896 in 2006. Proceeds from our stock based compensation plans totaled $1,880 in fiscal 2007, an increase from $896 in fiscal 2006.

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

Financing activities provided $896 of cash during fiscal 2006, compared to $1,204 in 2005. Proceeds from our stock based compensation plans totaled $896 in fiscal 2006, a decrease of $1,244 in fiscal 2005.

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

	2008	2009	Thereafter	Total

Operating leases	$945	$218	$—	$1,163

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

Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company as of November 1, 2007. We do not believe the adoption of FIN 48 will have a material impact on our consolidated operating results and financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 was effective for our fiscal year ending October 31, 2007. The adoption of SAB No. 108 did not have any impact on our consolidated operating results and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated operating results and financial condition.

Critical Accounting Policies

Short-term Investments:  Our short-term investments consist of high-grade, taxable and tax-exempt auction rate securities and municipal bonds. These investments, a portion of which have original maturities beyond one year, are classified as short-term based on their liquid nature. The securities which have stated maturities beyond one year have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. Our short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value. As of October 31, 2007 and 2006, there were no unrealized gains or losses associated with these investments.

Goodwill and Other Intangible Assets:  We account for goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and indefinite-lived intangible assets are reviewed annually for impairment, and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and other intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets for the years ended October 31, 2007, 2006 and 2005. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

Stock-Based Compensation:  The Company accounts for stock based payment awards in accordance with Statement of Financial Accounting Standard No. 123(R), Share Based Payments (SFAS 123(R)). The Company recognizes stock based compensation based on certain assumption inputs within the Black-Scholes Model. These assumption inputs are used to determine an estimated fair value of stock based payment awards on the date of grant and require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. Management assesses the assumptions and methodologies used to calculate estimated fair value of stock-based compensation on a regular basis. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) the amount of compensation expense associated with SFAS 123(R) may differ significantly from what was recorded in the current period.

Derivative Instruments and Hedging Activities:  We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk

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

Item 8 —	Financial Statements and Supplementary Data

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Synovis Life Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Synovis Life Technologies, Inc. and Subsidiaries (the “Company”) as of October 31, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 21, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Grant Thornton LLP
Minneapolis, Minnesota
December 21, 2007

Board of Directors and Shareholders
Synovis Life Technologies, Inc.

We have audited Synovis Life Technologies, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Synovis Life Technologies, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Synovis Life Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Synovis Life Technologies, Inc. and Subsidiaries as of October 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and our report dated December 21, 2007 expressed an unqualified opinion on those financial statements.

Grant Thornton LLP
Minneapolis, Minnesota
December 21, 2007

To the Board of Directors and Shareholders of Synovis Life Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Synovis Life Technologies, Inc. and Subsidiaries (the “Company”) as of October 31, 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synovis Life Technologies, Inc. and Subsidiaries as of October 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective November 1, 2005, the Company changed its method of accounting for stock-based compensation by adopting Statement of Financial Accounting Standards No. 123(R).

Deloitte & Touche LLP
Minneapolis, Minnesota
December 15, 2006

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended October 31,
	2007	2006	2005
	(In thousands, except
	per share data)

Net revenue	$67,874	$55,835	$60,256
Cost of revenue	36,586	34,187	38,436

Gross margin	31,288	21,648	21,820

Operating expenses:
Selling, general and administrative	24,252	22,444	17,810
Research and development	3,753	3,383	3,839
Other	—	—	135

Operating expenses	28,005	25,827	21,784

Operating income (loss)	3,283	(4,179)	36
Interest income	2,092	1,337	893

Income (loss) before provision for (benefit from) income taxes	5,375	(2,842)	929
Provision for (benefit from) income taxes	1,565	(1,361)	46

Net income (loss)	$3,810	$(1,481)	$883

Basic earnings (loss) per share	$0.31	$(0.12)	$0.07

Diluted earnings (loss) per share	$0.30	$(0.12)	$0.07

The accompanying notes are an integral part of the consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2007	2006
	(In thousands, except share and per
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$9,578	$7,053
Short-term investments	44,100	39,926
Accounts receivable, net	8,764	6,740
Inventories	9,982	8,590
Deferred income tax asset, net	805	1,017
Other current assets	1,111	1,742

Total current assets	74,340	65,068

Property, plant and equipment, net	10,115	12,228
Goodwill	7,079	5,482
Other intangible assets, net	2,467	1,911
Deferred income tax asset, net	676	861

Total assets	$94,677	$85,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,069	$1,549
Accrued expenses	5,655	4,076

Total current liabilities	7,724	5,625

Total liabilities	7,724	5,625

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of October 31, 2007 and 2006	—	—
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 12,359,302 and 12,101,253 as of October 31, 2007 and 2006, respectively	124	121
Additional paid-in capital	78,347	75,132
Retained earnings	8,482	4,672

Total shareholders’ equity	86,953	79,925

Total liabilities and shareholders’ equity	$94,677	$85,550

The accompanying notes are an integral part of the consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Retained
	Shares	Par Value	Capital	Earnings	Total
	(In thousands, except share data)

Balance as of October 31, 2004	11,713,700	$117	$72,614	$5,270	$78,001

Stock option exercises, including tax benefit	181,759	2	1,171	—	1,173
Employee Stock Purchase Plan activity	38,169	—	285	—	285
Net and comprehensive income	—	—	—	883	883

Balance as of October 31, 2005	11,933,628	119	74,070	6,153	80,342

Stock option exercises, including tax benefit	152,034	2	763	—	765
Employee Stock Purchase Plan activity	15,591	—	131	—	131
Stock-based compensation expense	—	—	168	—	168
Net and comprehensive loss	—	—	—	(1,481)	(1,481)

Balance as of October 31, 2006	12,101,253	121	75,132	4,672	79,925

Stock option exercises, including tax benefit	250,283	3	2,562	—	2,565
Employee Stock Purchase Plan activity	7,766	—	114	—	114
Stock-based compensation expense	—	—	539	—	539
Net and comprehensive income	—	—	—	3,810	3,810

Balance as of October 31, 2007	12,359,302	$124	$78,347	$8,482	$86,953

The accompanying notes are an integral part of the consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	October 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,810	$(1,481)	$883
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,905	3,373	3,062
Amortization of intangible assets	482	449	427
Amortization of investment premium, net	17	203	—
(Gain) loss on sale or disposal of manufacturing equipment	(5)	19	329
Provision for uncollectible accounts	94	453	85
Stock-based compensation	539	168	—
Tax benefit from stock option exercises	424	—	214
Deferred income taxes	73	(1,669)	(348)

Changes in operating assets and liabilities:
Accounts receivable	(2,118)	826	(382)
Inventories	(1,392)	1,910	1,091
Other current assets	631	97	777
Accounts payable	480	(1,237)	(1,259)
Accrued expenses	1,579	721	449

Net cash provided by operating activities	8,519	3,832	5,328

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,747)	(1,614)	(3,199)
Purchase of Neuroregen LLC	—	—	(986)
Purchase of 4Closuretm Surgical Fascia Closure System	(2,056)	—	—
Purchases of short-term investments	(46,546)	(20,667)	(69,708)
Redemptions of short-term investments	42,355	16,666	60,365
Investments in patents and trademarks	(68)	(96)	(94)
Other	(187)	(147)	(96)

Net cash used in investing activities	(8,249)	(5,858)	(13,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans	1,880	896	1,244
Excess tax benefit of stock option exercises	375	—	—
Repayment of long-term obligations	—	—	(40)

Net cash provided by financing activities	2,255	896	1,204

Net change in cash and cash equivalents	2,525	(1,130)	(7,186)
Cash and cash equivalents at beginning of year	7,053	8,183	15,369

Cash and cash equivalents at end of year	$9,578	$7,053	$8,183

The accompanying notes are an integral part of the consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Description and Summary of Significant Accounting Policies:

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

Short-term Investments:  Our short-term investments consist of high-grade, taxable and tax-exempt auction rate securities and municipal bonds. These investments, a portion of which have original maturities beyond one year, are classified as short-term based on their liquid nature. The securities which have stated maturities beyond one year have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. Our short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value. As of October 31, 2007 and 2006, there were no unrealized gains or losses associated with these investments.

Accounts Receivable:  Credit is extended based on evaluation of a customer’s financial condition, historical sales and payment history. Generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Property, Plant and Equipment:  Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Furniture, fixtures and computer equipment are depreciated over a 3 to 7 year life, manufacturing equipment is depreciated over a 5 to 10 year life and buildings are depreciated over a 40 year life. Amortization of leasehold improvements is recorded on a straight-line basis over the life of the related facility leases or the estimated useful life of the assets, whichever is shorter. Major replacements and improvements are capitalized and maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are charged to operations. The asset and related accumulated depreciation or amortization accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the Consolidated Statements of Operations at the time of disposal. The Company’s long-lived depreciable assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Impairment losses are recorded whenever indicators of impairment are present.

Goodwill and Other Intangible Assets:  We account for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and indefinite-lived intangible assets are reviewed annually for impairment, and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and other intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets for the years ended October 31, 2007, 2006 and 2005. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their fair value, an impairment loss is recognized. See Note 3 to the consolidated financial statements included in this report on Form 10-K for additional goodwill and other intangible asset information.

Revenue Recognition:  The Company’s policy is to ship products to customers on FOB shipping point terms. The Company recognizes revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance have occurred, the price and terms of sale are fixed and collection of the receivable is expected. The Company’s sales policy does not allow sales returns.

Shipping and Handling:  The Company records all amounts billed to customers in a sales transaction related to shipping and handling as net revenue. The Company records costs related to shipping and handling in cost of revenue.

Derivative Instruments and Hedging Activities:  The Company may enter into derivative instruments or perform hedging activities. However, the Company’s policy is to only enter into contracts that can be designated as normal purchases or sales. Substantially all contracts are negotiated, invoiced and paid in U.S. dollars.

Research and Development:  Research and development costs are expensed as incurred.

Income Taxes:  The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes (“temporary differences”). Temporary differences relate primarily to depreciation, non-compete obligations, the rate differential on undistributed foreign operations, the carrying value of receivables and inventory, research and development credit carryforwards, and net operating loss carryforwards.

Net Earnings (Loss) Per Common Share:  Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding, while diluted EPS is computed based on the weighted average number of common shares outstanding adjusted by the weighted average number of additional shares that would have been outstanding had the potential dilutive common shares been issued. Potential dilutive shares of common stock include stock options and other stock-based awards granted under the Company’s stock-based compensation plans, when their impact is not anti-dilutive. See Note 8 for additional earnings per share information.

Stock-Based Compensation:  Effective November 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (123R), requiring the Company to recognize expense related to the fair value of the Company’s stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R; accordingly, results from prior periods have not been restated. See Note 7 for additional stock-based compensation information.

Recent Accounting Standards:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of FIN 48 are effective for the Company as of November 1, 2007. We do not believe the adoption of FIN 48 will have a material impact on our consolidated operating results and financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 was effective for our fiscal year ending October 31, 2007. The adoption of SAB No. 108 did not have any impact on our consolidated operating results and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated operating results and financial condition.

Reclassifications:  Certain reclassifications have been made to the fiscal 2005 and fiscal 2006 consolidated financial statements to conform with the fiscal 2007 presentation. These reclassifications had no effect on net income or earnings per share.

2.	Acquisition of Business (in thousands):

In April 2007, the Company’s surgical business purchased the 4Closuretm Surgical Fascia Closure System (“4Closure System”) from Fascia Closure Systems, LLC (the “Seller”). The 4Closure System is a device and operating method for closure of punctures in the fascia, a layer of connective tissue on the inner surface of the chest or abdominal wall, following laparoscopic procedures which use larger diameter operating ports or trocars. The device is authorized for sale in the United States and has a patent pending. The purchase price was a cash payment of $2,000 plus certain additional milestone payments of $500 each to be paid upon achieving cumulative net sales of the 4Closure System equal to $2,500, $5,000, $7,500, $10,000 and $12,500. In addition, for net sales through April 2019, a royalty payment will be paid in the amount of 5 percent of net sales.

Approximately $1,000 of the original purchase price was allocated to identifiable intangible assets to be amortized on a straight-line basis over an estimated average useful life of nine years. The remaining amount of the purchase price was recorded as goodwill. Additional milestone payments to the Seller will be recorded as additional goodwill when earned.

Sales of the 4Closure System from April 3, 2007 to October 31, 2007 are included in the Consolidated Statement of Operations for the fiscal year ended October 31, 2007. The assets acquired in the transaction are included in the Company’s Consolidated Balance Sheet as of October 31, 2007 and the purchase transaction has been included in the Consolidated Statement of Cash Flows for the fiscal year ended October 31, 2007.

Pro forma combined financial information for the fiscal years ended October 31, 2007 and 2006 have not been provided as the historical operating results of Fascia Closure Systems, LLC are not considered significant in relation to the Company’s results for the periods then ended.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Supplemental Financial Statement Information (in thousands):

	As of October 31,
	2007	2006

Accounts receivable, net:
Trade receivables	$9,013	$7,384
Allowance for doubtful accounts	(249)	(644)

	$8,764	$6,740

Inventories:
Finished goods	$2,646	$2,680
Work in process	4,975	4,048
Raw materials	2,361	1,862

	$9,982	$8,590

Property, plant and equipment, net:
Furniture, fixtures, and computer equipment	$4,983	$4,913
Manufacturing equipment	15,688	13,877
Building	852	852
Leasehold improvements	5,124	5,072
Equipment in process	394	1,006
Accumulated depreciation and amortization	(16,926)	(13,492)

	$10,115	$12,228

Accrued expenses:
Payroll, employee benefits and related taxes	$4,030	$2,435
Other accrued expenses	1,625	1,641

	$5,655	$4,076

Supplemental Cash Flow Information:  Income tax payments made by the Company totaled $566, $33 and $61 for the years ended October 31, 2007, 2006 and 2005, respectively. Income tax refunds received by the Company totaled $32 and $494 in fiscal 2007 and 2005, respectively. The Company recorded $40 and $75 in accounts payable at October 31, 2007 and 2006, respectively, for equipment purchases made during the year then ended.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of net goodwill by business segment as of October 31:

	2007	2006

Interventional business	$4,093	$4,093
Surgical business	2,986	1,389

	$7,079	$5,482

The increase in goodwill within our surgical business during fiscal 2007 is primarily attributable to the acquisition of the 4Closure System. See Note 2 for details.

The following table summarizes the Company’s amortizable intangible assets as of:

	October 31, 2007
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period

Patents and trademarks	$1,672	$810	14.8 years
Developed technology	1,952	750	10.0 years
Non-competes and other	1,650	1,247	8.1 years

Total	$5,274	$2,807

	October 31, 2006
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period

Patents and trademarks	$1,634	$704	14.2 years
Developed technology	1,102	590	10.0 years
Non-competes and other	1,500	1,031	8.5 years

Total	$4,236	$2,325

The increase in intangible assets within our surgical business during fiscal 2007 is primarily attributable to the acquisition of the 4Closure System. See Note 2 for details. Amortization expense for the assets listed above was $482 and $449 in fiscal 2007 and 2006, respectively. The estimated amortization expense for each of the next five years is expected to be approximately $550 per year based on the current amortizable intangible assets owned by the Company.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Segment Information (in thousands):

The Company’s operations, which are presently based mainly in Minnesota and Dorado, Puerto Rico, are comprised of two segments, the surgical business and the interventional business, with segmentation based upon the similarities of the underlying business operations, products and markets of each. The Company evaluates the performance of its business segments and allocates resources based upon their respective current or future earnings contribution to the consolidated earnings of the Company or based on the segment’s strategic initiatives and product research and development efforts in process at that time. Operations that are not included in either of the operating segments are included in the category “corporate and other.” The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, primarily the costs of operating a public company and the estimated time of management personnel in support of corporate activities. The Company’s corporate assets, including cash, short-term investments and deferred income taxes, are included within the corporate and other segment.

	Fiscal Years Ended October 31,
	2007	2006	2005

Net revenue:
Surgical business	$37,691	$27,743	$24,993
Interventional business	30,183	28,092	35,263

Total	67,874	55,835	60,256
Operating income (loss):
Surgical business	5,274	(482)	1,152
Interventional business	483	(1,400)	892
Corporate and other	(2,474)	(2,297)	(2,008)

Total	3,283	(4,179)	36
Depreciation and amortization:
Surgical business	1,960	1,576	1,431
Interventional business	2,407	2,246	2,058

Total	4,367	3,822	3,489
Capital expenditures:
Surgical business	819	634	514
Interventional business	928	980	2,685

Total	1,747	1,614	3,199
Total assets:
Surgical business	26,125	24,208	28,284
Interventional business	12,066	10,430	12,260
Corporate and other	56,486	50,912	46,419

Total	$94,677	$85,550	$86,963

See Note 10 — Major Customers and Net Revenue by Geographic Area, for additional information regarding concentrations.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes (in thousands):

Provision For (Benefit From) Income Taxes:

	For the Fiscal Years Ended October 31,
	2007	2006	2005

Federal	$1,399	$245	$355
State	93	63	39

	1,492	308	394

Deferred:
Federal	249	(1,518)	(262)
State	(176)	(151)	(86)

	73	(1,669)	(348)

Total	$1,565	$(1,361)	$46

Reconciliation of Effective Income Tax Rate:

	For the Fiscal Years Ended October 31,
	2007	2006	2005

Income (loss) before income taxes	$5,375	$(2,842)	$929

Statutory federal rate	1,827	(966)	316
State taxes, net of federal benefit	145	(33)	44
Tax exempt interest	(265)	(407)	(234)
Other permanent differences	140	108	120
Research and development credits	(282)	(63)	(200)

Provision for (benefit from) income taxes	$1,565	$(1,361)	$46

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Deferred Income Tax Assets:

	As of October 31,
	2007	2006

Inventory	$437	$327
Rate differential on foreign operations	162	370
Other, net	206	320

Net current deferred income tax assets	805	1,017
Depreciation	(296)	(720)
Non-compete obligation	156	168
Research and development credit carryforwards	696	489
AMT credits and net operating loss carryforwards	135	749
Other, net	(15)	175

Net long-term deferred income tax assets	676	861

Net deferred income tax assets	$1,481	$1,878

A tax benefit of $799, $0 and $214 related to the exercise of stock options was recorded to additional paid-in capital in fiscal 2007, 2006 and 2005, respectively. Research and development credit carryforwards expire from 2025 to 2028. Management expects to fully utilize remaining net deferred tax assets against future taxable income.

6.	Commitments and Contingencies (in thousands):

Operating Leases:  The Company is committed under non-cancelable operating leases for the rental of a majority of its office and production facilities. At October 31, 2007, the remaining terms on the leases range from one to three years. In addition to base rent charges, the Company also pays apportioned real estate taxes and common costs on its leased facilities. Total facilities rent expense, including real estate taxes and common costs, was $1,507, $1,389 and $1,259 for the years ended October 31, 2007, 2006 and 2005, respectively.

As of October 31, 2007, future minimum lease payments, excluding real estate taxes and common costs, due under existing non-cancelable operating leases are as follows:

Fiscal Years Ended October 31,

2008	$945
2009	218

$1,163

Royalties:  The Company incurred royalty expense, primarily related to revenue from Peri-Strips, of approximately $604, $541 and $544 for the years ended October 31, 2007, 2006 and 2005, respectively, which is included in cost of revenue.

Other Commitments:  The Company is obligated to pay an earnout to the sole selling shareholder of a previous acquisition up to a cumulative total of $1,350 based on 5% of related product revenues through 2010 which will be recorded as additional goodwill. Such payments were approximately $230, $158 and $112 for

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the years ended October 31, 2007, 2006 and 2005, respectively. Cumulative payments made through October 31, 2007 total $714.

7.	Shareholders’ Equity (in thousands except share and per share data):

Authorized Shares:  The Company’s authorized capital stock consists of 20,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

Shareholder Rights Agreement:  On June 1, 2006, the Company’s board of directors declared a dividend distribution of one common stock purchase right for each outstanding share of the Company’s common stock, payable to shareholders of record at the close of business on June 11, 2006. The description and terms of the rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of June 1, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent. The Rights Agreement was approved by the shareholders at the Company’s 2007 Annual Meeting of Shareholders.

Upon certain acquisition events set forth in the Rights Agreement, each holder of a right other than certain “acquiring persons,” will have the right to receive upon exercise for a purchase price equal to ten times the purchase price of the right, shares of Company common stock (or in certain circumstances, cash, property or other securities) having a market value equal to 20 times the purchase price.

The Rights Agreement is intended to extend protections similar to those provided by the Company’s previous rights agreement which expired on June 11, 2006.

Stock-Based Compensation:  The Company has various stock award and stock option plans and an Employee Stock Purchase Plan (“ESPP”). Under the stock award and stock option plans, the Company is authorized to grant up to 3,359,809 shares of its common stock for issuance under these plans. At October 31, 2007, 580,344 shares remained available for grant under these plans. Under the ESPP, the Company is authorized to sell and issue up to 300,000 shares of its common stock to its employees. At October 31, 2007 a total of 24,295 shares remained available for issuance under the ESPP.

In February 2006, shareholders approved the Company’s 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan permits the Company to grant incentive stock options, non-qualified stock options and other share-based awards to eligible recipients for up to one million shares of its common stock, plus the number of shares outstanding awards under our prior 1995 Stock Incentive Plan as of its expiration which are subsequently cancelled or forfeited. The grant price of an option under the 2006 Plan may not be less than the fair market value of the common stock subject to the option as of the grant date. The term of any options granted under the 2006 Plan may not exceed seven years from the date of grant. As of October 31, 2007, 533,860 stock options have been granted under the 2006 Plan.

Prior to November 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. No stock-based compensation expense was recognized in the Company’s statements of operations prior to fiscal 2006 for stock option awards, as the exercise price was equal to the market price of the Company’s stock on the date of grant. In addition, the Company did not recognize any stock-based compensation expense for its ESPP.

On November, 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, requiring the Company to recognize expense related to the fair value of our stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Under this

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transition method, stock-based compensation expense for the years ended October 31, 2006 and 2007, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of October 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company recognized compensation expense for stock options on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statements of operations for the years ended October 31, 2007 and 2006 was $539 ($450, net of tax) and $168 ($106, net of tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123R, financial results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the fiscal year ended October 31, 2005:

Net income, as reported	$883
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,906

Net income (loss), pro forma	$(1,023)

Basic earnings (loss) per share:
As reported	$0.07

Pro forma	$(0.09)

Diluted earnings (loss) per share:
As reported	$0.07

Pro forma	$(0.09)

For purposes of this pro forma disclosure, the value of the stock-based compensation was amortized to expense on a straight-line basis over the period it vested.

The Company estimated the fair values of its stock options using the Black-Scholes option-pricing model. During the fiscal year ended October 31, 2006, the Company did not grant any stock options, and thus, has not used an option-pricing model. The Black-Scholes option valuation weighted average assumptions used in the valuation of stock options for the fiscal years ended October 31, 2007 and 2005 were as follows:

	2007	2005

Risk-free rate(1)	4.6%	3.9%
Expected dividend yield	None	None
Expected stock volatility(2)	50%	67%
Expected life of stock options(3)	3.5 years	3.0 years
Fair value per option	$3.08 — $5.53	$4.17 — $7.13

(1)	Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Expected stock price volatility for fiscal 2007 is based on the Company’s historical volatility over a period generally consistent with the expected term of our stock options.

(3)	Expected life of stock options for fiscal 2007 is based on the safe harbor provision of SFAS No. 123R as noted in SAB 107, and is equal to half of the sum of the option term and the vesting term. For fiscal 2005, the expected life of stock options is based on historical experience.

As of October 31, 2007, there was $1,075 of unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average period of approximately two years.

Stock Options:  The exercise price of each stock option equals 100% of the market price of the Company’s stock on the date of grant and has a maximum term ranging from 7 to 10 years. Stock options granted to non-employee directors and employees generally vest ratably over three years, although certain options granted in fiscal 2005 were immediately vested. A summary of the status of the Company’s stock options for the years ended October 31 is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	683,916	$9.24	919,199	$8.54	842,061	$7.24
Granted	533,860	7.58	—	—	308,968	10.60
Exercised	(250,283)	7.05	(152,034)	5.03	(181,759)	5.28
Cancelled	(60,955)	9.59	(83,249)	9.17	(50,071)	11.24

Outstanding at end of year	906,538	$8.84	683,916	$9.24	919,199	$8.54

Options exercisable at end of year	539,557	$9.70	647,916	$9.12	821,199	$8.25

The total intrinsic value of options exercised during the fiscal year ended October 31, 2007 and 2006 was $1,871 and $627, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of October 31, 2007 was $7,669.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at October 31, 2007:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining		Exercise
	Number of	Average	Contractual	Number of	Price of
	Options	Exercise	Life	Options	Exercisable
Range of Prices	Outstanding	Price	(Years)	Exercisable	Options

$ 2.59 – $ 6.00	39,450	$5.08	2.23	39,450	$5.08
7.50 – 7.50	507,060	7.50	4.00	145,679	7.50
8.25 – 10.75	272,879	9.92	3.07	271,279	9.92
10.92 – 25.07	87,149	14.96	5.56	83,149	15.03

$ 2.59 – $25.07	906,538	$8.84	3.79	539,557	$9.70

Employee Stock Purchase Plan:  The Company sponsors an Employee Stock Purchase Plan (“ESPP”) under which 300,000 shares of common stock were reserved for future issuance. The ESPP was established to enable employees of the Company to invest in Company stock through payroll deductions. Shares are available to employees to purchase shares of stock at a price equal to 95% of the fair market value of the stock on the last day of each offering period. There were 7,766, 15,591 and 38,169 shares purchased through the ESPP in fiscal 2007, 2006 and 2005, respectively.

8.	Earnings Per Share (in thousands):

The following table sets forth the computation of basic and diluted shares outstanding for the fiscal years ended October 31:

	2007	2006	2005

Numerator:
Net income (loss)	$3,810	$(1,481)	$883

Denominator:
Denominator for basic earnings per share — weighted average common shares	12,225	12,004	11,793
Effect of dilutive securities:
Shares associated with option plans	303	—	205

Dilutive potential common shares	303	—	205

Denominator for diluted earnings per share — weighted average common shares and dilutive potential common shares	12,528	12,004	11,998

During fiscal 2006, none of the options outstanding were included in the computation of diluted earnings per share as the Company incurred a net loss for the year and the inclusion of the options would have been anti-dilutive. Stock options outstanding with exercise prices greater than the average market price of the Company’s common stock totaled 50, 428 and 238 options for fiscal years ended October 31, 2007, 2006 and 2005, respectively.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Employee Benefit Plans (in thousands):

Salary Reduction Plans:  The Company sponsors a salary reduction plan for all eligible U.S. employees who qualify under Section 401(k) of the Internal Revenue Code. Employees may contribute up to 100% of their annual compensation, subject to annual limitations. The Company also sponsors a salary reduction plan for all eligible Puerto Rican employees who qualify under Section 1165(e) of the Puerto Rican tax code. Employees may contribute up to 10% of their annual compensation, subject to annual limitations. At its discretion, the Company may make matching contributions equal to a percentage of the salary reduction or other discretionary amount for each plan. In fiscal 2007, 2006 and 2005, the Company made discretionary matching contributions to employee participants in the plans of $181, $158 and $45, respectively.

10.	Major Customers and Net Revenue by Geographic Area:

Substantially all of the Company’s international net revenues are negotiated, invoiced and paid in U.S. dollars. The following tables summarize significant customers and international net revenues by geographic area as of and for the years ended October 31:

	2007	2006	2005

Percent of Net Revenue by Significant Customers:
A	20%	20%	24%
B	7%	15%	18%

	2007	2006	2005

Percent of Accounts Receivable by Significant Customers
A	18%	11%	9%
B	8%	13%	20%

	2007	2006	2005

International Net Revenues by Geographic Area (in thousands):
Europe	$4,816	$3,043	$3,584
Asia and Pacific region	675	877	1,024
Canada	746	513	445
Other	438	273	410

Total	$6,675	$4,706	$5,463

Percent of total net revenue	10%	8%	9%

The Company does not require collateral from its customers to support their accounts receivable. Each of the significant customers noted above are customers of the interventional business segment. The Company’s international revenues are primarily generated through the surgical business. All of the Company’s long-lived assets are located in the United States and its territories.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Quarterly Information (in thousands except per share data):

	First	Second	Third	Fourth
Fiscal 2007 (unaudited)	Quarter	Quarter	Quarter	Quarter

Net revenue	$14,187	$16,623	$18,203	$18,861
Gross margin	6,384	7,350	8,455	9,099
Operating income (loss)	(259)	609	1,363	1,570
Net income	264	759	1,230	1,557
Basic earnings per share	0.02	0.06	0.10	0.13
Diluted earnings per share	0.02	0.06	0.10	0.12

Fiscal 2006 (unaudited)
Net revenue	$13,279	$14,922	$13,051	$14,583
Gross margin	4,786	5,401	5,133	6,328
Operating loss	(1,231)	(1,250)	(1,328)	(370)
Net income (loss)	(572)	(475)	(526)	92
Basic earnings (loss) per share	(0.05)	(0.04)	(0.04)	0.01
Diluted earnings (loss) per share	(0.05)	(0.04)	(0.04)	0.01

Quarterly calculations of net earnings (loss) per share are made independently during the fiscal year.

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A —	Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The design, monitoring and revision of the system of internal accounting controls involves, among other things, management’s judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the control system is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal accounting controls is periodically reviewed and modified in response to changing conditions. Designated Company employees regularly monitor the adequacy and effectiveness of internal accounting controls.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of October 31, 2007. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which is included herein.

Item 9B —	Other information

None.

PART III

Item 10 —	Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant:

The information under the captions “Election of Directors — Information About Nominees” and “Election of Directors — Other Information About Nominees” in the Registrant’s 2008 Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant:

Information concerning Executive Officers of the Company is included under the caption “Executive Officers of the Registrant” in Item 4A in this report.

(c) Compliance with Section 16(a) of the Exchange Act:

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s 2008 Proxy Statement is incorporated herein by reference.

(d) Audit Committee and Audit Committee Financial Expert:

The information under the caption “Information About the Board and its Committees” in the Registrant’s 2008 Proxy Statement is incorporated herein by reference.

(e) Code of Ethics:

We have adopted a Code of Ethics that applies to our Chief Executive Officer and all senior financial officers. A copy of the Code of Ethics has been posted on our website at www.synovislife.com.

(f) Policy for Nominees:

The Company’s policy for nominating Board candidates is discussed under the caption “Information About the Board and its Committees” in the Registrant’s 2008 Proxy Statement. No material changes to the nominating process have occurred.

Item 11 —	Executive Compensation

The information under the captions “Compensation Committee Report,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Registrant’s 2008 Proxy Statement is incorporated herein by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Registrant’s 2008 Proxy Statement is incorporated herein by reference.

Item 13 —	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Person Relationships and Transactions,” “Election of Directors — Other Information About Nominees” and “Election of Directors — Information About the Board and its Committees” in the Registrant’s 2008 Proxy Statement is incorporated herein by reference.

Item 14 —	Principal Accountant Fees and Services

(a) Audit Fees:

The information under the caption “Fees of Independent Auditors — Audit Fees” in the Registrant’s 2008 Proxy Statement is incorporated herein by reference.

(b) Audit-Related Fees:

The information under the caption “Fees of Independent Auditors — Audit-Related Fees” in the Registrant’s 2008 Proxy Statement is incorporated herein by reference.

(c) Tax Fees:

The information under the caption “Fees of Independent Auditors — Tax Fees” in the Registrant’s 2008 Proxy Statement is incorporated herein by reference.

(d) All Other Fees:

The information under the caption “Fees of Independent Auditors — All Other Fees” in the Registrant’s 2008 Proxy Statement is incorporated herein by reference.

(e) Fees of Independent Auditors — Pre-Approval Policies:

The information under the caption “Fees of Independent Auditors — Pre-Approval Polices” in the Registrant’s 2008 Proxy Statement is incorporated herein by reference.

PART IV

Item 15 —	Exhibits, Financial Statement Schedule

(a) List of documents filed as part of this Report:

1) Financial Statements, Related Notes and Report of Independent Registered Public Accounting Firm:

The following financial statements are included in this report on the pages indicated:

Page

• Reports of Grant Thornton LLP	33-34
• Report of Deloitte and Touche LLP	35
• Consolidated Statements of Operations for the years ended October 31, 2007, 2006 and 2005	36
• Consolidated Balance Sheets as of October 31, 2007 and 2006	37
• Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2007, 2006 and 2005	38
• Consolidated Statements of Cash Flows for the years ended October 31, 2007, 2006 and 2005	39
• Notes to Consolidated Financial Statements	40-54

2) Financial Statement Schedule:

The following financial statement schedule and Report of Independent Registered Public Accounting Firm thereon are included herein and should be read in conjunction with the Consolidated Financial Statements referred to above (page numbers refer to pages in this Report on Form 10-K):

Page

• Schedule II — Valuation and Qualifying Accounts	60

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

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report of Form 10-K pursuant to Item 15(b):

A. 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File No. 0-13907)).

B. Employee Stock Purchase Plan, as amended October 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005 (File No. 0-13907)).

C. Form of Change in Control Agreement entered into between the Company and Karen Gilles Larson (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).

D. Form of Change in Control Agreement entered into between the Company and David A. Buché dated January 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 1998 (File No. 0-13907)).

E. Change in Control Agreement dated February 1, 1999 between the Company and Dr. B. Nicholas Oray (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No. 0-13907)).

F. Amendment to form of change in control agreement between the Company and each of Karen Gilles Larson, David A. Buché and Dr. B. Nicholas Oray (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2000 (File No. 0-13907)).

G. Change in control agreement dated November 1, 2000 between the Company and Mary Frick (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2001 (File No. 0-13907)).

H. Employment agreement, including a change of control agreement, dated July 6, 2001 between the Company and Michael K. Campbell (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2001 (File No. 0-13907)).

I. Change in control agreement dated August 30, 2004 between the Company and Richard Kramp (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 3, 2004 (File No. 0-13907)).

J. Summary of fiscal 2008 Non-Employee Director Cash Compensation (filed herewith electronically).

K. Change in control agreement dated April 13, 2005 between the Company and Brett Reynolds (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K/A dated April 8, 2005 (File No. 0-13907)).

L. Form of option amendment dated September 30, 2005 between the Company and each of Mark F. Palma and Sven A. Wehrwein regarding the termination of a portion of their stock option grants (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2005 (File No. 0-13907)).

M. Summary of fiscal 2008 Named Executive Officer Compensation (filed herewith electronically).

N. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

O. Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

P. Form of Non-Statutory Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

(b) Exhibits:

The response to this portion of Item 15 is included as a separate section of this Report on Form 10-K on pages E-1 to E-3.

(c) Financial Statement Schedule:

SCHEDULE II

SYNOVIS LIFE TECHNOLGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance
	Beginning	Cost and		at End of
Description	of Period	Expenses	Deductions	Period

Allowance for doubtful accounts:
Year ended October 31, 2007	$644,000	$94,000	$489,000	$249,000
Year ended October 31, 2006	212,000	453,000	21,000	644,000
Year ended October 31, 2005	159,000	85,000	32,000	212,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synovis Life Technologies, Inc.

By	/s/ Richard W. Kramp
Richard W. Kramp,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 4, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Richard W. Kramp Richard W. Kramp	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brett A. Reynolds Brett A. Reynolds	Vice President of Finance, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Timothy M. Scanlan Timothy M. Scanlan	Chairman, Board of Directors

/s/ William G. Kobi William G. Kobi	Director

/s/ Karen Gilles Larson Karen Gilles Larson	Director

/s/ Mark F. Palma Mark F. Palma	Director

/s/ Richard W. Perkins Richard W. Perkins	Director

/s/ Sven A. Wehrwein Sven A. Wehrwein	Director

SYNOVIS LIFE TECHNOLOGIES, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended October 31, 2007

3.1	Restated Articles of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No. 0-13907)).
3.2	Amendment to Restated Articles of Incorporation of the Company, as amended, dated March 20, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No. 0-13907)).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 5, 2007 (File No. 0-13907)).
3.4	Amendment to Restated Articles of Incorporation, effective May 1, 2002, regarding the Company name change from ’Bio-Vascular, Inc.’ to ’Synovis Life Technologies, Inc.’ (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (File No. 0-13907)).
4.1	Form of common stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form 10 (File No. 0-13907)).
4.2	Rights Agreement, dated as of June 1, 2006, between Synovis Life Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated June 1, 2006 (File No. 0-13907)).
4.3	Restated Articles of Incorporation of the Company, as amended (see Exhibit 3.1).
4.4	Amendment to Restated Articles of Incorporation of the Company, as amended, dated March 20, 1997 (see Exhibit 3.2).
4.5	Amended and Restated Bylaws of the Company (see Exhibit 3.3).
4.6	Amendment to Restated Articles of Incorporation, effective May 1, 2002 (see Exhibit 3.4).
10.1	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report of Form 10-K for the year ended October 31, 1998 (File No. 0-13907)).
10.2	Employee Stock Purchase Plan, as amended October 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005 (File No. 0- 13907)).
10.3	Form of Change in Control Agreement entered into between the Company and Karen Gilles Larson (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1994 (File No. 0-13907)).
10.4	Form of Change in Control Agreement entered into between the Company and David A. Buché dated January 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 1998 (File No. 0-13907)).
10.5	Change in Control Agreement dated February 1, 1999 between the Company and Dr. B. Nicholas Oray (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No. 0-13907)).
10.6	Amendment to form of change in control agreement between the Company and each of Karen Gilles Larson, David A. Buché and B. Nicholas Oray (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2000 (File No. 0-13907)).

E-1

10.7	Change in control agreement dated November 1, 2000 between the Company and Mary Frick (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2001 (File No. 0-13907)).
10.8	Acquisition Agreement and Plan of Reorganization by and among the Company, MCA Acquisition, Inc., Medical Companies Alliance, Inc. and Michael K. Campbell, dated July 6, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2001 (File No. 0-13907)).
10.9	Employment agreement, including a change of control agreement, dated July 6, 2001 between the Company and Michael K. Campbell (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2001 (File No. 0-13907)).
10.10	Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).
10.11	Lease Agreement effective August 27, 1997 between Jer-Neen Manufacturing Co., Inc. (d/b/a Synovis Interventional Solutions, Inc.) and F&G Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 1999 (File No. 0-13907)).
10.12	Acquisition Agreement and Plan of Reorganization by and among the Company and Emtech, Inc., dated March 6, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2002 (File No. 0-13907)).
10.13	Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated September 19, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2002 (File No. 0-13907)).
10.14	Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated August 1, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report in Form 10-K for the period ended October 31, 2005 (file No. 0-13907)).
10.15	Amendment to Lease Agreement between Synovis Interventional Solutions, Inc. and Sentry Real Estate, Inc., dated October 15, 2002 (incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2003 (File No. 0-13907)).
10.16	Change in control agreement dated August 30, 2004, between the Company and Richard Kramp (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 3, 2004 (File No. 0-13907)).
10.17	2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended April 30, 2004 (File No. 0-13907)).
10.18	Summary of fiscal 2008 Non-Employee Director Cash Compensation (filed herewith electronically).
10.19	Change in control agreement dated April 13, 2005, between the Company and Brett Reynolds (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K/A dated April 8, 2005 (File No. 0-13907)).
10.20	Form of option amendment dated September 30, 2005 between the Company and each of Mark F. Palma and Sven A. Wehrwein regarding the termination of a portion of their stock option grants (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2005 (File No. 0-13907)).
10.21	Summary of fiscal 2008 Named Executive Officer Compensation (filed herewith electronically).
10.22	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

E-2

10.23	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).
10.24	Form of Non-Statutory Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2002 (file No. 0-13907)).
23.1	Consent of Grant Thornton LLP (filed herewith electronically).
23.2	Consent of Deloitte and Touche LLP (filed herewith electronically).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (filed herewith electronically).

E-3