Form 10-Q
period 2008-01-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2008-03-05
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended January 31, 2008
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
St. Paul, Minnesota 55114
Telephone Number: (651) 796-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On February 22, 2008, there were 12,392,606 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

(in thousands, except per share data)

	Three Months Ended
	January 31,
	2008	2007
Net revenue	$11,306	$8,431
Cost of revenue	3,685	3,088

Gross margin	7,621	5,343

Operating expenses:
Selling, general and administrative	5,655	4,753
Research and development	683	516

Operating expenses	6,338	5,269

Operating income	1,283	74
Interest income	585	493

Income from continuing operations before provision for income taxes	1,868	567
Provision for income taxes	673	70

Income from continuing operations	1,195	497

Discontinued operations:
Loss from operations of discontinued business, net of tax benefit of $10 and $100, respectively	(20)	(233)
Gain on sale of discontinued operations, net of taxes of $6,083	5,340	—

Net income	$6,515	$264

Basic earnings (loss) per share:
- Continuing Operations	$0.10	$0.04
- Discontinued Operations	0.43	(0.02)

Basic earnings per share	$0.53	$0.02

Diluted earnings (loss) per share:
- Continuing Operations	$0.09	$0.04
- Discontinued Operations	0.42	(0.02)

Diluted earnings per share	$0.51	$0.02

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
AS OF JANUARY 31, 2008 AND OCTOBER 31, 2007

(in thousands, except share and per share data)

	January 31,	October 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$69,826	$9,578
Short-term investments	1,500	44,100
Accounts receivable, net	5,762	5,094
Inventories	5,374	4,900
Deferred income tax asset, net	364	805
Other current assets	2,053	942
Current assets — discontinued operations	—	8,921

Total current assets	84,879	74,340

Restricted cash	2,950	—
Investments	9,000	—
Property, plant and equipment, net	3,244	3,279
Goodwill	3,065	2,985
Other intangible assets, net	2,171	2,271
Deferred income tax asset, net	464	676
Other assets — discontinued operations	—	11,126

Total assets	$105,773	$94,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,359	$1,033
Accrued expenses	9,187	3,388
Current liabilities — discontinued operations	1,269	3,303

Total current liabilities	11,815	7,724

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of January 31, 2008 and October 31, 2007	—	—
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 12,390,406 and 12,359,302 as of January 31, 2008 and October 31, 2007, respectively	124	124
Additional paid-in capital	78,837	78,347
Retained earnings	14,997	8,482

Total shareholders’ equity	93,958	86,953

Total liabilities and shareholders’ equity	$105,773	$94,677

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

(in thousands)

	Three Months Ended
	January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,515	$264

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of interventional business	(5,340)	—
Depreciation of property, plant and equipment	861	898
Amortization of intangible assets	131	105
Stock-based compensation	112	148
Tax benefit from stock option exercises	26	—
Deferred income taxes	—	(30)

Change in operating assets and liabilities:
Accounts receivable	(183)	(51)
Inventories	(276)	(1,639)
Other current assets	(170)	365
Accounts payable	(275)	1,380
Accrued expenses	(1,236)	(329)

Net cash provided by operating activities	165	1,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(329)	(410)
Investments in patents and trademarks	(10)	—
Purchases of short-term investments	—	(22,053)
Proceeds from the maturity or sale of short-term investments	33,600	22,473
Proceeds from sale of interventional business	29,500	—
Increase in restricted cash	(2,950)	—
Other	(80)	(40)

Net cash provided by (used in) investing activities	59,731	(30)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans	284	311
Excess tax benefit from stock option exercises	68	—

Net cash provided by financing activities	352	311

NET INCREASE IN CASH AND CASH EQUIVALENTS	60,248	1,392

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,578	7,053

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,826	$8,445

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(1) BASIS OF PRESENTATION:
The accompanying unaudited consolidated condensed financial statements of Synovis Life Technologies, Inc. (Synovis or the Company) have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2007.
In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three months ended January 31, 2008 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2008.
On January 31, 2008, the Company sold substantially all of the assets of Synovis’ interventional business. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” results of the interventional business for the three months ended January 31, 2008 and 2007 included in our consolidated condensed statements of income and our balance sheets as of January 31, 2008 and October 31, 2007 have been reclassified and presented as discontinued operations.
The Company had previously reported its financial results in two operating segments — surgical and interventional — as well as the results of our corporate and other category. The current presentation will not include any segment detail, as the operations of the former surgical segment as well as the corporate and other segment are reported together as continuing operations.
All amounts included in the Notes to Consolidated Condensed Financial Statements are in thousands, except for share and per share data, and as specified otherwise.
(2) DISCONTINUED OPERATIONS:
On January 31, 2008, the Company completed the previously announced sale of substantially all of the assets of Synovis’ interventional business to Heraeus Vadnais, Inc. and its related entities (“Heraeus”), pursuant to an Asset Purchase Agreement dated January 8, 2008. Synovis’ interventional business developed and manufactured metal and polymer components and assemblies used in or with implantable or minimally invasive devices for cardiac rhythm management, neurostimulation, vascular and other procedures, and had facilities located in Lino Lakes, Minnesota and Dorado, Puerto Rico. The decision to sell the interventional business resulted from our determination to focus our attention and resources on opportunities in our surgical markets.
The primary terms of the sale included the following:

—	Heraeus paid Synovis $29,500 in cash (the “Purchase Price”) for substantially all of the assets (including receivables, inventory, fixed assets and intellectual property) and assumed certain operating liabilities of the interventional business.

—	The Purchase Price is subject to a working capital adjustment, to be agreed upon by Heraeus and the Company during Synovis’ second quarter of fiscal 2008. Based on an estimate of working capital at January 31, 2008, the Company recorded a working capital adjustment of $984, which is recorded as a receivable in other current assets.

—	$2,950 of the Purchase Price was placed in escrow for 18 months to cover certain post-closing covenants and potential indemnification obligations. The escrow amount is included in our net gain from the sale, and is recorded as restricted cash on our balance sheet as of January 31, 2008.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) - (continued)

Synovis recorded a pretax gain of $11,423 on the transaction, which is subject to change based on the final determination of the net carrying values of the working capital transferred. Synovis recorded a provision for income taxes on the gain of $6,083, resulting in a net gain on sale of $5,340. The net gain was computed as follows:
Carrying values of net assets transferred to Heraeus:

Accounts receivable	$3,186
Inventories	4,883
Other assets	212
Property, plant and equipment	6,381
Other intangible assets	4,269
Accounts payable and accrued liabilities	(479)

Total	$18,452

Cash received from Heraeus, including escrow	$29,500
Receivable for working capital adjustment	984

Total proceeds	30,484

Net assets sold	(18,452)
Transaction costs	(609)

Pre-tax gain on sale of discontinued operations	11,423
Tax provision for gain on sale of discontinued operations	6,083

Net gain on sale of discontinued operations	$5,340

Operating results related to the divested operations for the three months ended January 31, 2008 and 2007, respectively, which have been reclassified and presented in the Company’s consolidated condensed statements of income as discontinued operations, are summarized below:

	January 31,	January 31,
	2008	2007
Net revenue	$7,907	$5,756
Cost of revenue	6,361	4,715

Gross margin	1,546	1,041
Operating expenses	1,576	1,374

Operating loss from discontinued operations	(30)	(333)
Benefit from income taxes	(10)	(100)

Net loss from discontinued operations	$(20)	$(233)

Assets and liabilities related to the divested operations have been reclassified and presented as discontinued operations in our consolidated balance sheet at October 31, 2007 as follows:

Accounts receivable	$3,670
Inventories	5,082
Other current assets	169

Current assets — discontinued operations	$8,921

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) - (continued)

Property, plant and equipment	$6,836
Goodwill	4,093
Other intangible assets	197

Other assets — discontinued operations	$11,126

Accounts payable	$1,036
Accrued expenses	2,267

Current liabilities — discontinued operations	$3,303

(3) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

	January 31,	October 31,
	2008	2007
Inventories consist of the following:
Finished goods	$1,932	$1,597
Work in process	2,378	2,366
Raw materials	1,064	937

	$5,374	$4,900

	January 31,	October 31,
	2008	2007
Accrued expenses consist of the following:
Accrued income taxes	$6,100	$128
Other accrued expenses	3,087	3,260

	$9,187	$3,388

Cash Flow:
The Company recorded $43 and $26 in accounts payable at January 31, 2008 and 2007, respectively, for equipment purchases made during the quarter then ended.
The Company has recorded $2,950 as restricted cash on our balance sheet related to the sale of our interventional business as of January 31, 2008. Per the terms of the sale, this amount was placed in escrow for 18 months to cover certain post-closing covenants and potential indemnification obligations.
(4) INVESTMENTS:
The Company’s investments consist of high-grade, taxable and tax-exempt auction rate securities, which are classified as available-for-sale. At January 31, 2008, we had $9,000 invested in auction rate securities that had experienced auction failures. The investment funds associated with the failed auctions will not be accessible until a successful auction occurs. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate each auction cycle, which is intended to compensate for the lack of liquidity. As the Company is unable to determine when auctions for these securities will be successful and has the ability to hold these securities for a period longer than one year, the Company has classified the securities as non-current as of January 31, 2008. As of January 31, 2008, we have valued these investments at cost, which we believe to be reasonable under current circumstances given the investment’s AAA credit rating and information available to the Company in the absence of a liquid market. As of January 31, 2008, there were no unrealized gains or losses associated with these investments.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) - (continued)

(5) GOODWILL AND OTHER INTANGIBLE ASSETS:
The following table summarizes the Company’s amortized intangible assets:

	As of January 31,		As of October 31,
	2008		2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and trademarks	$1,147	$428	$1,141	$403
Developed technology	1,952	798	1,952	750
Non-compete agreements	700	402	700	369

Total	$3,799	$1,628	$3,793	$1,522

Amortization expense for continuing operations was $106 for the three months ended January 31, 2008 and $76 for the three months ended January 31, 2007. The estimated amortization expense for each of the next five years is approximately $450 per year based on the current amortizable intangible assets owned by the Company.
The Company had goodwill recorded of $3,065 at January 31, 2008 and $2,985 at October 31, 2007. No impairment losses were incurred during the three months ended January 31, 2008 or 2007, respectively.
(6) STOCK-BASED COMPENSATION:
The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) permits the Company to grant incentive stock options, non-qualified stock options or share awards to eligible recipients.
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Shared-Based Payment (“SFAS No. 123R”). Total stock-based compensation expense included in our consolidated condensed statements of income for the three months ended January 31, 2008 and 2007, was $112 ($90, net of tax) and $148 ($119, net of tax), respectively. Stock-based compensation expense is presently expected to be approximately $125 in each of the remaining quarters of fiscal 2008.
During the quarter ended January 31, 2008, the Company granted 20,000 stock options at a weighted average exercise price per share of $19.16. During the quarter ended January 31, 2007, the Company granted 527,860 stock options at a weighted average exercise price per share of $7.51. The Black-Scholes option valuation assumptions used were as follows:

	For the quarter ended January 31:
	2008	2007
Risk-free rate (1)	2.9%	4.6%
Expected dividend yield	None	None
Expected stock price volatility (2)	45%	50%
Expected term of stock options	3.0 years (3)	3.5 years (4)
Fair value per option	$6.39	$3.08

(1)	Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

(2)	Expected stock price volatility is based on the Company’s historical volatility.

(3)	Expected term of stock options is estimated based on historical option terms for optionees in a similar class of those granted options in the first quarter of fiscal 2008.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) - (continued)

(4)	Expected term of stock options is estimated by taking one-half of the exercise period plus one-half of the vesting period of the stock options.
The Company also has an Employee Stock Purchase Plan (“ESPP”), which permits employees to purchase stock at 95% of the market price of its common stock at the end of each quarterly purchase period. No stock-based compensation expense for the ESPP is required to be recorded based on the provisions of SFAS No. 123R.
(7) EARNINGS PER SHARE:
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended
	January 31,
	2008	2007
Denominator for basic earnings per share — weighted-average common shares	12,372,621	12,127,309

Shares associated with option plans	389,708	97,317

Denominator for diluted earnings per share — weighted-average common shares and dilutive potential common shares	12,762,329	12,224,626

Options excluded from EPS calculation because the option’s exercise price and unamortized expense are greater than the average market price of the Company’s common stock	23,161	881,659

(8) SHAREHOLDERS’ EQUITY:
During the three months ended January 31, 2008, stock options for the purchase of 29,648 shares of the Company’s common stock were exercised at prices between $4.63 and $18.99 per share. During the three months ended January 31, 2007, stock options for the purchase of 56,104 shares of the Company’s common stock were exercised at a price between $4.38 and $10.75 per share.
(9) NEW ACCOUNTING PRONOUNCEMENT:
Effective November 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The implementation of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:
The disclosures in this Form 10-Q include “forward-looking statements” made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “should”, “could”, “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, the ability of our expanding surgical business sales force to grow revenues, outcomes of clinical and marketing trials as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, the cost and outcome of intellectual property litigation, current market conditions affecting our short-term and long-term investments, the final outcome of any working capital adjustments and any claims for indemnification related to the sale of the interventional business, as well as other factors found in the Company’s filings with the SEC, such as the “Risk Factors” section in Item 1A of the Annual Report on Form 10-K for the year ended October 31, 2007.
Business Overview
Synovis Life Technologies, Inc. is a diversified medical device company engaged in developing, manufacturing, marketing and selling implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, improve patient outcomes and reduce health care costs. Our products serve a wide array of medical markets, including general surgery, bariatric, vascular, cardiac, thoracic, neurological and microsurgery.
As discussed in Note 2 to our unaudited consolidated condensed financial statements, on January 31, 2008 we sold our interventional business. Operating results related to those operations for the three months ended January 31, 2008 and 2007 have been reclassified and presented as discontinued operations. Unless otherwise indicated, the following management discussion and analysis refers only to continuing operations of the Company.
Results of Operations
Comparison of the Three Months Ended January 31, 2008 with
the Three Months Ended January 31, 2007 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the first quarter of fiscal 2008 and fiscal 2007:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

	For the quarter ended		For the quarter ended
	January 31, 2008		January 31, 2007		Change
	$	%	$	%	$	%
Net revenue	$11,306	100.0%	$8,431	100.0%	$2,875	34.1%
Cost of revenue	3,685	32.6	3,088	36.6	597	19.3

Gross margin	7,621	67.4	5,343	63.4	2,278	42.6

Selling, general and administrative	5,655	50.0	4,753	56.4	902	19.0
Research and development	683	6.1	516	6.1	167	32.4

Operating expenses	6,338	56.1	5,269	62.5	1,069	20.3

Operating income	$1,283	11.3%	$74	0.9%	$1,209	n.m.

We generated net revenue of $11,306 in the first quarter of fiscal 2008, an increase of $2,875 or 34% from $8,431 in the year-ago quarter. The following table summarizes net revenue by product group:

	For the quarter ended
	January 31,
	2008	2007
Peri-Strips	$3,885	$3,374
Other biomaterial products	4,259	2,735
Devices for microsurgery	1,753	1,070
Surgical tools and other	1,409	1,252

Total	$11,306	$8,431
The increase in net revenue in the first quarter of fiscal 2008 compared to the prior-year was primarily due to the following:

—	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $2,400; and

—	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products.
The increase in worldwide units sales occurred across all product lines, and is attributable to our direct sales force growing product sales, as well as the introduction of products into new markets, most notably Veritas Collagen Matrix (“Veritas”) into the U.S. hernia and general surgery markets and PSD Veritas into the European market.
Worldwide net revenue from Peri-Strips was $3,885 in the first quarter of fiscal 2008, an increase of 15% from $3,374 in the first quarter of fiscal 2007. The increase was driven by our direct sales force growing product sales and the increased international revenue resulting from the introduction of PSD Veritas into the European market during the third quarter of fiscal 2007. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery. Included in the Peri-Strips product line was revenue from our two linear products: PSD Apex, our permanent buttress, and PSD Veritas, our remodelable buttress, as well as revenue from PSD Veritas Circular.
Revenue from Other biomaterial products increased $1,524 or 56% to $4,259 in the first quarter of fiscal 2008. A 20% increase in worldwide Tissue-Guard units sold, various worldwide hospital list price increases for certain of our products in the current period and the introduction of Veritas into the U.S. hernia and general surgery markets were the primary drivers of the increase. Our Tissue-Guard family of products are used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurological procedures. Veritas is a remodelable tissue platform used in surgery to repair and replace soft tissue.
Revenue from Devices for microsurgery was $1,753 in the first quarter of fiscal 2008, an increase of $683 or 64% from $1,070 in the year-ago quarter. The increase is attributable to the expansion of the direct sales force focused on devices for microsurgery, which has driven incremental unit growth across all products. The revenue growth was driven by Coupler unit sales growth of 53% in the current quarter, as well as revenue from the S&T instrument product line. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Our Surgical tools and other product line increased $157 or 13% to $1,409 in the first quarter of fiscal 2008, due to a 7% increase in units sold as well as various worldwide increases to hospital list prices for certain products within the product line.
Our gross margin increased four percentage points to 67% in the first quarter of fiscal 2008 from 63% during the first quarter of fiscal 2007. The margin increase was due primarily to improved production and overhead rate utilization associated with product sold in the current period, sales mix (geographic and product) and higher average net selling prices. Factors which affect gross margin include sales mix among geographies and product lines, volume and other production activities. Accordingly, our gross margins may fluctuate from period to period based on variations in these factors.
Selling, general and administrative (“SG&A”) expense during the first quarter of fiscal 2008 was $5,655, an increase of $902 or 19% from SG&A expense of $4,753 in the first quarter of fiscal 2007. As a percentage of net revenue, SG&A expense was 50% in the first quarter of fiscal 2008 as compared to 56% in the prior-year quarter. The SG&A increase was driven by $1,118 of incremental sales and marketing costs, primarily attributable to the expansion of our direct sales force and various product initiatives. Partially offsetting this increase was $212 in lower legal costs during the current year period.
In fiscal 2008, we expect SG&A expense to increase compared to fiscal 2007 as we incur full-year costs related to our direct sales force expansion from 28 to 43 sales representatives, which commenced in the third quarter of fiscal 2007 and was completed in the first quarter of fiscal 2008.
Research and development (“R&D”) expense totaled $683 during the first quarter of fiscal 2008, an increase of $167 or 32% from the prior-year quarter, driven by increased project activity during the current-year period. Fiscal 2008 R&D activities are focused on, among others, expanding the indications for use of Veritas, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler. R&D expense fluctuates from quarter to quarter based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.
We recorded operating income of $1,283 in the first quarter of fiscal 2008, an improvement of $1,209 compared to operating income of $74 in the first quarter of fiscal 2007. Interest income increased to $585 in the first quarter of fiscal 2008 compared with $493 in the first quarter of fiscal 2007, primarily due to a higher investment balance in the current-year period.
We recorded a provision for income taxes in the first quarter of fiscal 2008 of $673 at an effective tax rate of 36%, the rate we presently expect for the full fiscal year. In the first quarter of fiscal 2007, we recorded income tax expense of $70. Included within our benefit in the prior-year quarter is tax expense of $170 at an effective tax rate of 30%, as well as a $100 benefit related to R&D credits from fiscal 2006.
During the first quarter of fiscal 2008, we recorded a net gain on sale of our interventional business of $5,340 which reflected a pre-tax gain of $11,423 and a tax provision of $6,083. Approximately $4,100 of book basis goodwill had a tax basis of $0, thereby resulting in a higher gain for tax purposes. The gain is subject to final agreement between the buyer and the Company regarding the net carrying value of the working capital transferred. Additionally in the first quarter of fiscal 2008, we recorded a net operating loss related to our discontinued operations of $20. Included within the loss was a first quarter operating loss of $30 and a benefit from income taxes of $10. In the first quarter of fiscal 2007, we recorded a net loss from discontinued operations of $233, comprised of an operating loss of $333 and a benefit from income taxes of $100.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments totaled $71,326 as of January 31, 2008, an increase of $17,648 from $53,678 as of October 31, 2007. In addition, we have $9,000 of investments classified as non-current and $2,950 of restricted cash as of January 31, 2008. Working capital at January 31, 2008 and October 31, 2007 was $73,064 and $66,616, respectively. We have no long-term debt. We currently expect our cash on hand and funds from operations to be sufficient to cover both of our short- and long-term operating requirements, subject however, to numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.
The increase in cash, cash equivalents and short-term investments was primarily due to the first quarter sale of our interventional business. We received cash proceeds of $29,500, of which $26,550 was recorded as cash and $2,950 as restricted cash, which has been placed in escrow subject to certain post-closing covenants and potential indemnification obligations. We expect to receive approximately $984 in additional cash in the second quarter based on a working capital adjustment, which is subject to final agreement between the buyer and Synovis. We recorded tax expense of $6,083 related to the gain on the sale of the interventional business, the majority of which will be paid during the remainder of fiscal 2008. Partially offsetting the current quarter increase in cash, cash equivalents and short-term investments was the reclassification of certain investments to non-current assets as of January 31, 2008.
Operating activities provided cash of $165 in the first three months of fiscal 2008, as compared to providing cash of $1,111 during the first three months of fiscal 2007. The increase was driven by continuing operations providing operating cash of approximately $1,084 in the first quarter of fiscal 2008. Cash flow from continuing operations provided primarily by net income from continuing operations of $1,195 and non-cash expenses of $579, partially offset by cash used for working capital of $690, driven by increased accounts receivable and inventories to support higher revenue levels. Discontinued operations used cash of $919 in the first quarter of fiscal 2008 driven by decreased working capital.
Investing activities provided cash of $59,731 during the first three months of fiscal 2008 compared to using cash of $30 in the prior-year period. In fiscal 2008, we recorded net proceeds of $33,600 from the sale of short-term investments, as compared to net proceeds of $420 in the prior-year period, which were invested in our money market accounts and classified as cash equivalents on our balance sheet. We also recorded $29,500 in proceeds from the sale of the interventional business. As noted above, $2,950 of the sale proceeds were recorded as restricted cash. We also recorded $329 in purchases of property, plant and equipment, compared to purchases of $410 in the first quarter of fiscal 2007. In fiscal 2008, we may spend up to $2,000 for investments in capital assets necessary to support our expected future growth.
Our investment policy seeks to manage our investments to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. We hold a variety of highly rated (AAA) interest bearing auction rate securities that most often represent diversified portfolios of investment grade fixed-income securities. These auction rate securities are designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, usually every 28 days. This mechanism is intended to allow existing investors either to rollover their holdings, whereby they would continue to own their respective interest in the auction rate security, or to gain immediate liquidity by selling such interests at par.
Recent uncertainties in the credit markets have currently limited the liquidity of certain of our investments in auction rate securities. During the fourth quarter of fiscal 2007 and first quarter of fiscal 2008, auctions for $9,000 of our investments in auction rate securities failed. The unsuccessful auctions have resulted in the interest rate on these securities resetting at a premium interest rate each auction cycle.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

At this time, these investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. There can be no assurance that these investments will be settled in the short-term or that they have not become other-than-temporarily impaired subsequent to January 31, 2008, as the market for these investments is presently uncertain. Accordingly, we have reclassified these investments as non-current as of January 31, 2008. If the issuers are unable to successfully close future auctions, their credit ratings (or the credit ratings of the third-party insurers of these securities) deteriorate or changes in other market conditions occur, we may be required to adjust the carrying value of these investments through an impairment charge. As of January 31, 2008, we have valued these investments at cost, which we believe to be reasonable under current circumstances and information available to us in the absence of a liquid market. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.
Financing activities provided $352 of cash during the first three months of fiscal 2008, primarily from proceeds from stock-based compensation plans. Financing activities provided cash of $311 in the prior-year quarter.
Critical Accounting Policies
Short-term and Long-term Investments: Our short-term and long-term investments consist of high-grade, taxable and tax-exempt auction rate securities. Our investment policy is to seek to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. All of our investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value. As of January 31, 2008, we have valued these investments at cost, which we believe to be reasonable under current circumstances and information available to us in the absence of a liquid market. As of January 31, 2008 and October 31, 2007, there were no unrealized gains or losses associated with these investments.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Stock-Based Compensation: The Company accounts for stock based payment awards in accordance with SFAS No. 123(R), Share Based Payments (“SFAS 123(R)”). The Company recognizes stock based compensation based on certain assumption inputs within the Black-Scholes Model. These assumption inputs are used to determine an estimated fair value of stock based payment awards on the date of grant and require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. Management assesses the assumptions and methodologies used to calculate estimated fair value of stock-based compensation on a regular basis. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) the amount of compensation expense associated with SFAS 123(R) may differ significantly from what was recorded in the current period.
Derivative Instruments and Hedging Activities: We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.
New Accounting Standards
Effective November 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. Previously, the Company had accounted for tax contingencies in accordance with SFAS 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The implementation of FIN 48 did not have a material impact on the Company’s consolidated financial statements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At January 31, 2008, we had $9.0 million invested in auction rate securities of various issuers that had experienced auction failures, meaning that interested sellers of the securities were unable to liquidate their investment. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. Therefore, we are unable to access the principal that we invested in these securities, and may not be able to do so for some time. The current carrying value of these securities represents our cost, which we believe to be reasonable in light of the information available to us in the absence of a liquid market. However, if the credit rating of the security deteriorates or changes in other market conditions would occur, we may be required to adjust the carrying value of these investment through an impairment charge.
The other financial instruments we maintain are in cash and cash equivalents, short-term investments and accounts receivable. We believe that the interest rate, credit and market risk related to these accounts is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility of assets and establishment of appropriate allowances in connection with our internal controls and policies. We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.
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
ITEM 1A. RISK FACTORS
We have significant investments in auction rate securities that have experienced auction failures. These securities have been reclassified from current to non-current due to the lack of current liquidity, and are at risk of continued liquidity problems, potential adjustments in carrying values, and loss of principal.
At January 31, 2008, we had $9.0 million invested in auction rate securities of various issuers that had experienced auction failures, meaning that interested sellers of the securities were unable to liquidate their investment. Due to the lack of a liquid market for these securities and our ability to hold these securities for more than one year, we reclassified these investments from current to non-current. We are presently unable to access the principal that we invested in these securities, and may not be able to do so for some time. The current carrying value of these securities represents our cost, which we believe to be reasonable in light of the information available to us in the absence of a liquid market. However, if the credit rating of either the security deteriorates or changes in other market conditions would occur, we may be required to adjust the carrying value of these investment through an impairment charge. There can be no assurance that we will not experience a loss of principal on these investments.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
2.1	Asset Purchase Agreement among Heraeus Vadnais, Inc., Heraeus Materials Caribe, Inc., and Heraeus Materials S.A., as Buyers, and Synovis Interventional Solutions, Inc., Synovis Caribe, Inc. and Synovis Life Technologies, Inc., as Seller Parties, dated as of January 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 8, 2008 (File No. 0-13907)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (filed herewith electronically).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SYNOVIS LIFE TECHNOLOGIES, INC.
Dated: March 5, 2008	/s/ Brett Reynolds
Brett Reynolds
Vice President of Finance, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS

2.1	Asset Purchase Agreement among Heraeus Vadnais, Inc., Heraeus Materials Caribe, Inc., and Heraeus Materials S.A., as Buyers, and Synovis Interventional Solutions, Inc., Synovis Caribe, Inc. and Synovis Life Technologies, Inc., as Seller Parties, dated as of January 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 8, 2008 (File No. 0-13907)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (filed herewith electronically).