Form 10-Q
period 2008-04-30
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2008-06-05
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended April 30, 2008
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
St. Paul, Minnesota 55114
Telephone Number: (651) 796-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
On May 30, 2008, there were 12,456,312 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2008 AND 2007
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Net revenue	$12,413	$9,083	$23,719	$17,514
Cost of revenue	4,010	3,334	7,695	6,422

Gross margin	8,403	5,749	16,024	11,092

Operating expenses:
Selling, general and administrative	6,200	4,587	11,855	9,340
Research and development	806	587	1,489	1,103

Operating expenses	7,006	5,174	13,344	10,443

Operating income	1,397	575	2,680	649
Interest income	575	484	1,160	977

Income from continuing operations before provision for income taxes	1,972	1,059	3,840	1,626
Provision for income taxes	671	318	1,344	388

Income from continuing operations	1,301	741	2,496	1,238

Discontinued operations:
Income (loss) from operations of discontinued business, net of tax provision of $16, and tax benefit of $10 and $100, respectively	—	18	(20)	(215)

Gain on sale of discontinued operations, net of taxes of $6,083	—	—	5,340	—

Net income	$1,301	$759	$7,816	$1,023

Basic earnings (loss) per share:
- Continuing Operations	$0.10	$0.06	$0.20	$0.10
- Discontinued Operations	—	—	0.43	(0.02)

Basic earnings per share	$0.10	$0.06	$0.63	$0.08

Diluted earnings (loss) per share:
- Continuing Operations	$0.10	$0.06	$0.19	$0.10
- Discontinued Operations	—	—	0.42	(0.02)

Diluted earnings per share	$0.10	$0.06	$0.61	$0.08

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
AS OF APRIL 30, 2008 AND OCTOBER 31, 2007
(in thousands, except share and per share data)

	April 30,	October 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$68,867	$9,578
Short-term investments	—	44,100
Accounts receivable, net	5,902	5,094
Inventories	5,368	4,900
Deferred income tax asset, net	313	805
Other current assets	1,008	942
Current assets — discontinued operations	—	8,921

Total current assets	81,458	74,340

Restricted cash	2,950	—
Investments	10,260	—
Property, plant and equipment, net	3,287	3,279
Goodwill	3,090	2,985
Other intangible assets, net	2,114	2,271
Deferred income tax asset, net	377	676
Other assets — discontinued operations	—	11,126

Total assets	$103,536	$94,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,019	$1,033
Accrued expenses	6,066	3,388
Current liabilities — discontinued operations	350	3,303

Total current liabilities	7,435	7,724

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of April 30, 2008 and October 31, 2007	—	—
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 12,456,312 and 12,359,302 as of April 30, 2008 and October 31, 2007, respectively	125	124
Additional paid-in capital	79,678	78,347
Retained earnings	16,298	8,482

Total shareholders’ equity	96,101	86,953

Total liabilities and shareholders’ equity	$103,536	$94,677

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND 2007
(in thousands)

	Six Months Ended
	April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,816	$1,023

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of interventional business	(5,340)	—
Depreciation of property, plant and equipment	1,172	1,974
Amortization of intangible assets	238	216
Stock-based compensation	234	284
Tax benefit from stock option exercises	81	—
Deferred income taxes	137	298

Change in operating assets and liabilities:
Accounts receivable	(324)	(1,464)
Inventories	(269)	(1,554)
Other current assets	(66)	446
Accounts payable	(603)	103
Accrued expenses	(5,275)	128

Net cash (used in) provided by operating activities	(2,199)	1,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(694)	(1,042)
Investments in patents and trademarks	(60)	—
Purchases of short-term investments	—	(33,021)
Proceeds from the maturity or sale of short-term investments	33,840	35,247
Proceeds from sale of interventional business	30,440	—
Increase in restricted cash	(2,950)	—
Purchase of assets of Fascia Closure Systems, LLC	—	(2,056)
Other	(105)	(78)

Net cash provided by (used in) investing activities	60,471	(950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans	882	799
Excess tax benefit from stock option exercises	135	—

Net cash provided by financing activities	1,017	799

NET INCREASE IN CASH AND CASH EQUIVALENTS	59,289	1,303

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,578	7,053

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,867	$8,356

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
In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and six months ended April 30, 2008 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2008.
On January 31, 2008, the last day of the Company’s first quarter of fiscal 2008, the Company sold substantially all of the assets of Synovis’ interventional business. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” results of the interventional business for the three and six months ended April 30, 2008 and 2007 included in our consolidated condensed statements of income and our balance sheets as of April 30, 2008 and October 31, 2007 have been reclassified and presented as discontinued operations.
The Company had previously reported its financial results in two operating segments – surgical and interventional –as well as the results of our corporate and other category. The current presentation does not include any segment detail, as the operations of the former surgical segment as well as the corporate and other category are reported together as continuing operations.
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
The primary terms of the sale included the following:
-	Heraeus paid Synovis $30,440 in cash (the “Purchase Price”) for substantially all of the assets (including receivables, inventory, fixed assets and intellectual property) and assumed certain operating liabilities of the interventional business. This was comprised of an initial payment of $29,500 on January 31, 2008, plus a working capital adjustment payment of $940, which was received by Synovis during our second quarter of fiscal 2008.

-	$2,950 of the Purchase Price was placed in escrow for 18 months to cover certain post-closing covenants and potential indemnification obligations. The escrow amount is included in our net gain from the sale, and is recorded as restricted cash on our balance sheet as of April 30, 2008.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
Synovis recorded a pretax gain of $11,423 on the transaction, which is subject to change based on the finalization of actual costs associated with the divestiture. Synovis recorded a provision for income taxes on the gain of $6,083, resulting in a net gain on sale of $5,340. The net gain was computed as follows:
Carrying values of net assets transferred to Heraeus:

Accounts receivable	$3,186
Inventories	4,843
Other assets	208
Property, plant and equipment	6,381
Other intangible assets	4,269
Accounts payable and accrued liabilities	(479)

Total	$18,408

Cash proceeds received from Heraeus, including escrow	$30,440

Net assets sold	(18,408)
Transaction costs	(609)

Pre-tax gain on sale of discontinued operations	11,423
Tax provision for gain on sale of discontinued operations	6,083

Net gain on sale of discontinued operations	$5,340

Operating results related to the divested operations for the three months ended April 30, 2007 and the six months ended April 30, 2008 and 2007, respectively, have been reclassified and presented in the Company’s consolidated condensed statements of income as discontinued operations, are summarized below:

	Six months ended April 30:
	2008	2007
Net revenue	$7,907	$13,296

Cost of revenue	6,361	10,654

Gross margin	1,546	2,642
Operating expenses	1,576	2,941

Operating loss from discontinued operations	(30)	(299)
Benefit from income taxes	(10)	(84)

Net loss from discontinued operations	$(20)	$(215)

Three months ended
April 30,
2007
Net revenue	$7,540
Cost of revenue	5,939

Gross margin	1,601
Operating expenses	1,567

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

Three months ended
April 30,
2007
Operating income from discontinued operations	34
Provision for income taxes	16

Net income from discontinued operations	$18

Assets and liabilities related to the divested operations have been reclassified and presented as discontinued operations in our consolidated balance sheet at October 31, 2007 as follows:

Accounts receivable	$3,670
Inventories	5,082
Other current assets	169

Current assets – discontinued operations	$8,921

Property, plant and equipment	$6,836
Goodwill	4,093
Other intangible assets	197

Other assets – discontinued operations	$11,126

Accounts payable	$1,036
Accrued expenses	2,267

Current liabilities – discontinued operations	$3,303

(3) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

	April 30,	October 31,
	2008	2007
Inventories consist of the following:

Finished goods	$1,918	$1,597
Work in process	2,546	2,366
Raw materials	904	937

	$5,368	$4,900

	April 30,	October 31,
	2008	2007
Accrued expenses consist of the following:

Accrued income taxes	$2,278	$128
Other accrued expenses	3,788	3,260

	$6,066	$3,388

Cash Flow:
The Company recorded $32 and $156 in accounts payable at April 30, 2008 and 2007, respectively, for equipment purchases made during the quarter then ended.
The Company has recorded $2,950 as restricted cash on its balance sheet related to the sale of the interventional business as of April 30, 2008. Per the terms of the sale, this amount was placed in escrow for 18 months from the date of sale to cover certain post-closing covenants and potential indemnification obligations.
The Company made tax payments of $4,312 and $9 in the six months ended April 30, 2008 and 2007, respectively. Cash paid for taxes in the current period was higher than the prior-year period due to the sale of the

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
interventional business, higher taxable income from continuing operating and the utilization of net operating losses in the prior-year period.
(4) INVESTMENTS:
The Company holds a variety of highly rated (AAA) interest bearing auction rate securities (“ARS”) that most often represent diversified portfolios of investment grade fixed-income securities. These ARS are designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, usually every 28 days. This mechanism is intended to allow existing investors either to rollover their holdings, whereby they would continue to own their respective interest in the ARS, or to gain immediate liquidity by selling such interests at par.
Recent uncertainties in the credit markets have currently limited the liquidity of the Company’s investments in ARS. Through the first half of fiscal 2008, auctions for $9,000 of the Company’s investments in taxable ARS failed. Additionally in the second quarter of fiscal 2008, the auction for a tax-exempt ARS investment of $1,260 failed. An auction for ARS “fails” when there is not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction means such holders cannot sell the securities at auction and the interest rate on the security generally resets to a contractual maximum rate. At this time, these investments are not currently liquid and in the event the Company needs to access these funds, the Company will not be able to do so without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.
As of April 30, 2008, the Company’s third-party broker dealer had not provided an estimate of fair value for the Company’s ARS, and there was no observable ARS market information available to the Company. In the absence of such information, the Company has estimated the fair value of its investments based on the following considerations, among others. The Company has reviewed the credit ratings of the underlying issuers of the ARS (or the credit ratings of the third-party insurers of these securities) and has no reason to believe that they have deteriorated or that the issuers are at risk of default. The Company has continued to receive interest payments on the ARS in accordance with their terms, and believes it will ultimately be able to liquidate the investments due to the collateral securing the ARS. Finally, the Company has the ability to hold its ARS for a significant period of time. However, there can be no assurance that these investments will be settled in the short-term as the market for these investments is presently uncertain. Accordingly, the Company has classified these investments as non-current as of April 30, 2008 and has valued these investments at cost which is believed to be reasonable under current circumstances and information available to the Company in the absence of a liquid market. As of April 30, 2008, the Company had not recorded any unrealized gains or losses related to these investments.
The fair value of the Company’s investment in ARS could change significantly in the future based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, the Company may incur an impairment charge on its ARS portfolio. The Company continues to monitor the fair value of its ARS and relevant market conditions and will record an appropriate impairment if future circumstances warrant such charges. If sufficient observable ARS market information does not become available in the near-term, the Company will continue to estimate fair value of its investments in ARS during the second half of fiscal 2008 by incorporating evaluation mechanisms and assumptions that market participants would use in their estimates of fair value. Some of these evaluation mechanisms and assumptions may include fair value information received from the Company’s broker dealer, the credit quality of the issuer and/or third-party insurer, the probability of the issue being called prior to final maturity, and independent appraisals of fair value by valuation experts, among others.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
(5) GOODWILL AND OTHER INTANGIBLE ASSETS:
The following table summarizes the Company’s amortized intangible assets:

	As of April 30,		As of October 31,
	2008		2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and trademarks	$1,197	$452	$1,141	$403
Developed technology	1,952	847	1,952	750
Non-compete agreements	700	436	700	369

Total	$3,849	$1,735	$3,793	$1,522

Amortization expense for continuing operations was $213 for the six months ended April 30, 2008 and $216 for the six months ended April 30, 2007. The estimated amortization expense for each of the next five years is approximately $450 per year based on the current amortizable intangible assets owned by the Company.
The Company had goodwill recorded of $3,090 at April 30, 2008 and $2,985 at October 31, 2007. No impairment losses were incurred during the three and six months ended April 30, 2008 or 2007, respectively.
(6) STOCK-BASED COMPENSATION:
The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) permits the Company to grant incentive stock options, non-qualified stock options or share awards to eligible recipients.
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Shared-Based Payment (“SFAS No. 123R”). Total stock-based compensation expense included in the consolidated condensed statements of income for the three months ended April 30, 2008 and 2007, was $122 ($95, net of tax) and $136 ($112, net of tax), respectively. Total stock-based compensation expense included in the consolidated condensed statements of income for the six months ended April 30, 2008 and 2007, was $234 ($188, net of tax) and $284 ($231, net of tax), respectively. Stock-based compensation expense is presently expected to be approximately $130 in each of the remaining quarters of fiscal 2008.
During the six months ended April 30, 2008, the Company granted 20,000 stock options at a weighted average exercise price per share of $19.16. During the six months ended April 30, 2007, the Company granted 533,860 stock options at a weighted average exercise price per share of $7.58. The Black-Scholes option valuation assumptions used were as follows:

	For the six months ended April 30:
	2008	2007
Risk-free rate (1)	2.9%	4.6%
Expected dividend yield	None	None
Expected stock price volatility (2)	45%	50%
Expected term of stock options	3.0 years (3)	3.5 years (4)
Fair value per option	$6.39	$3.08

(1)	Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

(2)	Expected stock price volatility is based on the Company’s historical volatility.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
(3)	Expected term of stock options is estimated based on historical option terms for optionees in a similar class of those granted options in the first six months of fiscal 2008.

(4)	Expected term of stock options is estimated by taking one-half of the exercise period plus one-half of the vesting period of the stock options.
The Company also has an Employee Stock Purchase Plan (“ESPP”), which permits employees to purchase stock at 95% of the market price of its common stock at the end of each quarterly purchase period. No stock-based compensation expense for the ESPP is required to be recorded based on the provisions of SFAS No. 123R.
(7) EARNINGS PER SHARE (“EPS”):
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Denominator for basic earnings per share – weighted-average common shares	12,413,059	12,206,673	12,392,618	12,166,397

Shares associated with option plans	292,777	254,711	340,614	178,529

Denominator for diluted earnings per share - weighted-average common shares and dilutive potential common shares	12,705,836	12,461,384	12,733,232	12,344,926

Options excluded from EPS calculation because the option’s exercise price and unamortized expense are greater than the average market price of the Company’s common stock	41,193	51,072	30,265	49,923

(8) SHAREHOLDERS’ EQUITY:
During the six months ended April 30, 2008, stock options for the purchase of 94,201 shares of the Company’s common stock were exercised at prices between $4.63 and $18.99 per share. During the six months ended April 30, 2007, stock options for the purchase of 129,573 shares of the Company’s common stock were exercised at prices between $3.00 and $10.75 per share.
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

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its consolidated operating results and financial condition.
In December 2007, the FASB issued Statement 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS 141R changes how a reporting enterprise will account for the acquisition of a business in fiscal years beginning after December 15, 2008. When effective, SFAS No. 141R will replace SFAS No. 141 in its entirety. SFAS 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited.
(10) SUBSEQUENT EVENTS:
On May 28, 2008, the Company announced its Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock. The Company plans to make purchases either in the open market or through private transactions from time to time, in accordance with Securities and Exchange Commission regulations. The timing and extent to which the Company buys back shares will depend upon market conditions and other corporate considerations. The repurchase plan does not have an expiration date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements:
The disclosures in this Form 10-Q include “forward-looking statements” made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “should”, “could”, “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, the ability of our expanded sales force to grow revenues, outcomes of clinical and marketing trials as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, the cost and outcome of intellectual property litigation, current market conditions affecting our investments, any claims for indemnification related to the sale of the interventional business, as well as other factors found in the Company’s filings with the SEC, such as the “Risk Factors” section in Item 1A of the Annual Report on Form 10-K for the year ended October 31, 2007 and in Part II of this report.
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
As discussed in Note 2 to our unaudited consolidated condensed financial statements, on January 31, 2008, the last day of our first quarter of fiscal 2008, we sold our interventional business. Operating results related to those operations for the three and six months ended April 30, 2008 and 2007 have been reclassified and presented as discontinued operations. Unless otherwise indicated, the following management discussion and analysis refers only to continuing operations of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Results of Operations
Comparison of the Three Months Ended April 30, 2008 with the Three Months Ended April 30, 2007 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the second quarter of fiscal 2008 and fiscal 2007:

	For the quarter ended		For the quarter ended
	April 30, 2008		April 30, 2007		Change
	$	%	$	%	$	%
Net revenue	$12,413	100.0%	$9,083	100.0%	$3,330	36.7%
Cost of revenue	4,010	32.3	3,334	36.7	676	20.3

Gross margin	8,403	67.7	5,749	63.3	2,654	46.1

Selling, general and administrative	6,200	49.9	4,587	50.5	1,613	35.2
Research and development	806	6.5	587	6.5	219	37.3

Operating expenses	7,006	56.4	5,174	57.0	1,832	35.4

Operating income	$1,397	11.3%	$575	6.3%	$822	143.0%

We generated net revenue of $12,413 in the second quarter of fiscal 2008, an increase of $3,330 or 37% from $9,083 in the year-ago quarter. The following table summarizes net revenue by product group:

	For the quarter ended
	April 30,
	2008	2007
Peri-Strips	$4,317	$3,361
Other biomaterial products	4,896	3,061
Devices for microsurgery	1,793	1,295
Surgical tools and other	1,407	1,366

Total	$12,413	$9,083
The increase in net revenue in the second quarter of fiscal 2008 compared to the prior-year was primarily due to the following:
-	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $2,900; and

-	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products.
We believe the increase in worldwide units sold was primarily attributable to increasing effectiveness of our direct sales force growing product sales, as well as the sales force expansion by 15 sales representatives in the last half of fiscal 2007. In addition, revenues have grown due to the introduction of products into new markets, most notably Veritas Collagen Matrix (“Veritas”) into the hernia and general surgery markets and Peri-Strips (“PSD”) Veritas into the European market.
Worldwide net revenue from Peri-Strips was $4,317 in the second quarter of fiscal 2008, an increase of 28% from $3,361 in the second quarter of fiscal 2007 and an 11% sequential quarter increase compared to the first quarter of fiscal 2008. The increase was driven by our direct sales force growing product sales and the increased international revenue resulting from the introduction of PSD Veritas into the European market during the third quarter of fiscal 2007. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery. Included in the Peri-Strips product line was revenue from our two linear products: PSD Apex, our permanent buttress, and PSD Veritas, our remodelable buttress, as well as revenue from PSD Veritas Circular.
Revenue from Other biomaterial products increased $1,835 or 60% to $4,896 in the second quarter of fiscal 2008. The introduction of Veritas into the hernia and general surgery markets, a 23% increase in worldwide Tissue-Guard units sold and various worldwide hospital list price increases for certain of our products in early fiscal 2008 were the primary drivers of the increase. Our Tissue-Guard family of products are used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurological procedures. Veritas is a remodelable tissue platform used in surgery to repair and replace soft tissue.
Revenue from Devices for microsurgery was $1,793 in the second quarter of fiscal 2008, an increase of $498 or 38% from $1,295 in the year-ago quarter. The increase was attributable to the expansion of the direct sales force focused

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
on devices for microsurgery, which has driven incremental unit growth across all products. The revenue growth was driven by Coupler unit sales growth of 35% in the current quarter, as well as revenue from the S&T instrument product line. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.
Our gross margin increased five percentage points to 68% in the second quarter of fiscal 2008 from 63% during the second quarter of fiscal 2007. The margin increase was due primarily to favorable sales mix (geographic and product) in the current period, improved production and overhead rate utilization associated with product sold in the current period and higher average net selling prices. The margin increase was partially offset by approximately one percentage point due to a one-time charge related to the disposition of non-conforming product. Factors which affect gross margin include sales mix among geographies and product lines, volume and other production activities. Accordingly, our gross margins may fluctuate from period to period based on variations in these factors.
Selling, general and administrative (“SG&A”) expense during the second quarter of fiscal 2008 was $6,200, an increase of $1,613 or 35% from SG&A expense of $4,587 in the second quarter of fiscal 2007. As a percentage of net revenue, SG&A expense was 50% in the second quarter of fiscal 2008 as compared to 51% in the prior-year quarter. The SG&A increase was driven by $1,499 of incremental sales and marketing costs, primarily attributable to the second half of fiscal 2007 expansion of our direct sales force, various product initiatives and increased sales meeting, convention and related activities in the current period.
In fiscal 2008, we expect SG&A expense to increase compared to fiscal 2007 as we incur full-year costs related to our direct sales force expansion from 28 to 43 sales representatives, which commenced in the third quarter of fiscal 2007 and was completed in the first quarter of fiscal 2008.
Research and development (“R&D”) expense totaled $806 during the second quarter of fiscal 2008, an increase of $219 or 37% from the prior-year quarter, driven by increased project activity during the current-year period. Fiscal 2008 R&D activities are focused on, among others, expanding the indications for use of Veritas, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler. R&D expense fluctuates from quarter to quarter based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.
We recorded operating income of $1,397 in the second quarter of fiscal 2008, an improvement of $822 compared to operating income of $575 in the second quarter of fiscal 2007. Interest income increased to $575 in the second quarter of fiscal 2008 compared with $484 in the second quarter of fiscal 2007, primarily due to a significantly higher investment balance in the current-year period, partially offset by lower interest rates.
We recorded a provision for income taxes in the second quarter of fiscal 2008 of $671 at an effective tax rate of 34%. In the second quarter of fiscal 2007 we recorded a provision for income taxes of $318 at an effective rate of 30%. On a year to date basis, our provision for income taxes reflects an effective tax rate of 35%, which is our current expected tax rate for fiscal 2008. Our effective tax rate in fiscal 2008 is expected to be closer to the statutory federal tax rate due to a lower proportion of permanent items relative to taxable income in fiscal 2008 as compared to fiscal 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Comparison of the Six Months Ended April 30, 2008 with the Six Months Ended April 30, 2007 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the first six months of fiscal 2008 and fiscal 2007:

	For the six months ended		For the six months ended
	April 30, 2008		April 30, 2007		Change
	$	%	$	%	$	%
Net revenue	$23,719	100.0%	$17,514	100.0%	$6,205	35.4%
Cost of revenue	7,695	32.4	6,422	36.7	1,273	19.8

Gross margin	16,024	67.6	11,092	63.3	4,932	44.5

Selling, general and administrative	11,855	50.0	9,340	53.3	2,515	26.9
Research and development	1,489	6.3	1,103	6.3	386	35.0

Operating expenses	13,344	56.3	10,443	59.6	2,901	27.8

Operating income	$2,680	11.3%	$649	3.7%	$2,031	312.9%

We generated net revenue of $23,719 in the first half of fiscal 2008, an increase of $6,205 or 35% from $17,514 in the year-ago period. The following table summarizes net revenue by product group:

	For the six months ended
	April 30,
	2008	2007
Peri-Strips	$8,202	$6,735
Other biomaterial products	9,155	5,796
Devices for microsurgery	3,546	2,365
Surgical tools and other	2,816	2,618

Total	$23,719	$17,514
The increase in net revenue in the first half of fiscal 2008 compared to the prior-year was primarily due to the following:
-	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $5,300; and
-	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products.
We believe the increase in worldwide units sales was primarily attributable to increasing effectiveness of our direct sales force growing product sales, as well as the sales force expansion by 15 sales representatives in the last half of fiscal 2007. In addition, revenues have grown due to the introduction of products into new markets, most notably Veritas into the hernia and general surgery markets and PSD Veritas into the European market.
Worldwide net revenue from Peri-Strips was $8,202 in the first two quarters of fiscal 2008, an increase of 22% from $6,735 in the same period of fiscal 2007. The increase was driven by our direct sales force growing product sales and the increased international revenue resulting from the introduction of PSD Veritas into the European market during the third quarter of fiscal 2007.
Revenue from Other biomaterial products increased $3,359 or 58% to $9,155 in the first half of fiscal 2008 from $5,796 in the year-ago period. The introduction of Veritas into the hernia and general surgery markets, a 22%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
increase in worldwide Tissue-Guard units sold and various worldwide hospital list price increases for certain of our products in the current period were the primary drivers of the increase.
Revenue from Devices for microsurgery was $3,546 in the first half of fiscal 2008, an increase of $1,181 or 50% from $2,365 in the year-ago period. The increase was attributable to the expansion of the direct sales force focused on devices for microsurgery, which has driven incremental unit growth across all products. The revenue growth was driven by worldwide Coupler unit sales, which have grown 43% in the first half of fiscal 2008 compared to the first half of fiscal 2007, as well as revenue from the S&T instrument product line.
Our Surgical tools and other product line increased $198 or 8% to $2,816 in the first half of fiscal 2008, due to various worldwide increases to hospital list prices for certain products within the product line.
Our gross margin increased five percentage points to 68% in the first two quarters of fiscal 2008 from 63% during the comparative period of fiscal 2007. The margin increase was due primarily to favorable sales mix (geographic and product) in the current period, improved production and overhead rate utilization associated with product sold in the current period and higher average net selling prices.
SG&A expense during the first two quarters of fiscal 2008 was $11,855, an increase of $2,515 or 27% from SG&A expense of $9,340 in the first two quarters of fiscal 2007. As a percentage of net revenue, SG&A expense was 50% in the first half of fiscal 2008 as compared to 53% in the prior-year period. The SG&A increase was driven by $2,617 of incremental sales and marketing costs, primarily attributable to the second half of fiscal 2007 expansion of our direct sales force, various product initiatives and increased sales meeting, convention and related activities in the current period, partially offset by decreased legal expense in the current year.
R&D expense totaled $1,489 during the first two quarters of fiscal 2008, an increase of $386 or 35% from the prior-year period, driven by increased project activity during the current-year period.
We recorded operating income of $2,680 in the first six months of fiscal 2008, an improvement of $2,031 compared to operating income of $649 in the first six months of fiscal 2007. Interest income increased to $1,160 in the first half of fiscal 2008 compared with $977 in the first half of fiscal 2007, primarily due to a significantly higher investment balance in the current-year period, partially offset by lower interest rates.
We recorded a provision for income taxes in the first two quarters of fiscal 2008 of $1,344 at an effective tax rate of 35%. In the first half of fiscal 2007, we recorded income tax expense of $388. Included within our benefit in the prior-year period is tax expense of $488 at an effective tax rate of 30%, as well as a $100 benefit related to R&D credits from fiscal 2006.
During the first half of fiscal 2008, we recorded a net gain on sale of our interventional business of $5,340 which reflected a pre-tax gain of $11,423 and a tax provision of $6,083. Approximately $4,100 of book basis goodwill had a tax basis of $0, thereby resulting in a higher gain for tax purposes. The gain is subject to finalization of actual costs associated with the divestiture. Additionally in the first half of fiscal 2008, we recorded a net loss related to our discontinued operations of $20. Included within the net loss from discontinued operations was an operating loss of $30 and a benefit from income taxes of $10. In the first half of fiscal 2007, we recorded a net loss from discontinued operations of $215, comprised of an operating loss of $299 and a benefit from income taxes of $84.
Liquidity and Capital Resources
Cash, cash equivalents and short-term investments totaled $68,867 as of April 30, 2008, an increase of $15,189 from $53,678 as of October 31, 2007. In addition, we have $10,260 of investments classified as non-current and $2,950 of restricted cash as of April 30, 2008. Working capital at April 30, 2008 and October 31, 2007 was $74,023 and $66,616, respectively. We have no long-term debt. We currently expect our cash on hand and funds from

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
operations to be sufficient to cover both of our short- and long-term operating requirements, subject however, to numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.
The increase in cash, cash equivalents and short-term investments was primarily due to the fiscal 2008 sale of our interventional business. We received cash proceeds of $30,440, of which $27,490 was recorded as cash and $2,950 as restricted cash, which has been placed in escrow subject to certain post-closing covenants and potential indemnification obligations. We recorded tax expense of $6,083 related to the gain on the sale of the interventional business, of which a portion was paid in the first half of fiscal 2008, with the majority of the remainder to be paid during the second half of the fiscal year. Partially offsetting the current period increase in cash, cash equivalents and short-term investments was the reclassification of certain investments to non-current assets as of April 30, 2008.
Operating activities used cash of $2,199 in the first six months of fiscal 2008, as compared to providing cash of $1,454 during the first six months of fiscal 2007. The use of cash was driven by income tax payments made of $4,312 in the first six months of fiscal 2008, driven by the gain on sale of the interventional business combined with higher taxable income from our continuing operations. Decreases in other accrued expenses and accounts payable in the current period used cash of $1,566. Additionally, increased accounts receivables and inventories to support higher revenue levels also used cash of $324 and $269, respectively. Cash flow from operating activities for the first six months of fiscal 2008 from continuing operations was approximately $2,300, while operating cash flows from discontinued operations used cash of approximately $4,500.
Investing activities provided cash of $60,471 during the first six months of fiscal 2008 compared to using cash of $950 in the prior-year period. In fiscal 2008, we recorded net proceeds of $33,840 from the sale of short-term investments, as compared to net proceeds of $2,226 in the prior-year period, which were invested in our money market accounts and classified as cash equivalents on our balance sheet. We also recorded $30,440 in proceeds from the sale of the interventional business. As noted above, $2,950 of the sale proceeds were recorded as restricted cash. We also recorded $694 in purchases of property, plant and equipment, compared to purchases of $1,042 in the first six months of fiscal 2007. In fiscal 2008, we may spend up to $1,500 for investments in capital assets necessary to support our expected future growth.
Financing activities provided $1,017 of cash during the first six months of fiscal 2008, primarily due to proceeds from stock-based compensation plans. Financing activities provided cash of $799 in the prior-year period.
Our investment policy seeks to manage our investments to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. We hold a variety of highly rated (AAA) interest bearing auction rate securities (“ARS”) that most often represent diversified portfolios of investment grade fixed-income securities. These ARS are designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, usually every 28 days. This mechanism is intended to allow existing investors either to rollover their holdings, whereby they would continue to own their respective interest in the ARS, or to gain immediate liquidity by selling such interests at par.
Recent uncertainties in the credit markets have currently limited the liquidity of our investments in ARS. Through the first half of fiscal 2008, auctions for $9,000 of our investments in taxable ARS failed. Additionally in the second quarter of fiscal 2008, the auction for a tax-exempt ARS investment of $1,260 failed. An auction for ARS “fails” when there is not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction means such holders cannot sell the securities at auction and the interest rate on the security generally resets to a contractual maximum rate. At this time, these investments are not currently liquid and in the event we need to access these funds in the near term, we may not be able to do so without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
As of April 30, 2008, our third-party broker dealer had not provided an estimate of fair value for our ARS, and there was no observable ARS market information available to us. In the absence of such information, we have estimated the fair value of our investments based on the following considerations, among others. We have reviewed the credit ratings of the underlying issuers of our ARS (or the credit ratings of the third-party insurers of these securities) and have no reason to believe that they have deteriorated or that the issuers are at risk of default. We have continued to receive interest payments on the ARS in accordance with their terms, and believe we will ultimately be able to liquidate the investments due to the collateral securing our ARS. Finally, we have the ability to hold our ARS for a significant period of time. However, there can be no assurance that these investments will be settled in the short-term as the market for these investments is presently uncertain. Accordingly, we have classified these investments as non-current as of April 30, 2008 and have valued these investments at cost which is believed to be reasonable under current circumstances and information available to us in the absence of a liquid market. As of April 30, 2008, we have not recorded any unrealized gains or losses related to these investments.
The fair value of our investment in ARS could change significantly in the future based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur an impairment charge on our ARS portfolio. We will continue to monitor the fair value of our ARS and relevant market conditions and will record an appropriate impairment if future circumstances warrant such charges. If sufficient observable ARS market information does not become available in the near-term, we will continue to estimate the fair value of our investments in ARS during the second half of fiscal 2008 by incorporating evaluation mechanisms and assumptions that market participants would use in their estimates of fair value. Some of these evaluation mechanisms and assumptions may include fair value information received from our broker dealer, the credit quality of the issuer and/or third-party insurer, the probability of the issue being called prior to final maturity, and independent appraisals of fair value by valuation experts, among others.
Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.
Critical Accounting Policies
Short-term and Long-term Investments: Our short-term and long-term investments consist of high-grade, taxable and tax-exempt auction rate securities. Our investment policy is to seek to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. As of April 30, 2008, we have valued these investments at cost, which we believe to be reasonable under current circumstances and information available to us in the absence of a liquid market. Additionally as of April 30, 2008 and October 31, 2007, there were no unrealized gains or losses associated with these investments.
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
New Accounting Standards
Effective November 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The implementation of FIN 48 did not have a material impact on the Company’s consolidated financial statements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R changes how a reporting enterprise will account for the acquisition of a business in fiscal years beginning after December 15, 2008. When effective, SFAS No. 141R will replace SFAS No. 141 in its entirety. SFAS No. 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At April 30, 2008, we had $10,260 invested in auction rate securities of various issuers that had experienced auction failures, meaning that interested sellers of the securities were unable to liquidate their investment. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. Therefore, we are unable to access the principal that we invested in these securities, and may not be able to do so for some time. The current carrying value of these securities represents our cost, which we believe to be reasonable in light of the information available to us in the absence of a liquid market. The fair value of our investment in these investments could change significantly in the future based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur an impairment charge on our investment portfolio.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
ITEM 4 — CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
At April 30, 2008, we had $10,260,000 invested in auction rate securities of various issuers that had experienced auction failures, meaning we were unable to liquidate our investment. Due to the lack of a liquid market for these securities and our ability to hold these securities for more than one year, we reclassified these investments from current to non-current. We are presently unable to access the principal that we invested in these securities, and may not be able to do so for some time.
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
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following is a report of the voting results of the Company’s annual shareholders meeting held on March 6, 2008.
The proposal to elect eight directors, as described in the Company’s proxy statement for its annual meeting of shareholders held on March 6, 2008, was approved. William G. Kobi, Richard W. Kramp, Karen Gilles Larson, Mark F. Palma, Richard W. Perkins, Timothy M. Scanlan, John D. Seaberg and Sven A. Wehrwein were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. There were no broker non-votes, abstentions or votes withheld. The tabulation was as follows:

Director	Votes For	Votes Against
William G. Kobi	9,316,602	1,035,732
Richard W. Kramp	10,220,577	131,757
Karen Gilles Larson	10,191,375	160,959
Mark F. Palma	8,626,093	1,726,241
Richard W. Perkins	8,413,062	1,939,272
Timothy M. Scanlan	10,244,902	107,432
John D. Seaberg	9,476,230	876,104
Sven A. Wehrwein	8,591,995	1,760,339
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (filed herewith electronically).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SYNOVIS LIFE TECHNOLOGIES, INC.
Dated: June 5, 2008	/s/ Brett Reynolds
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