Form 10-Q
period 2008-07-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2008-08-29
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended July 31, 2008
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
St. Paul, Minnesota 55114
Telephone Number: (651) 796-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On August 25, 2008, there were 12,417,521 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2008 AND 2007
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Net revenue	$13,366	$9,902	$37,085	$27,416
Cost of revenue	4,171	3,491	11,866	9,913

Gross margin	9,195	6,411	25,219	17,503

Operating expenses:
Selling, general and administrative	6,070	4,823	17,925	14,163
Research and development	847	682	2,336	1,785

Operating expenses	6,917	5,505	20,261	15,948

Operating income	2,278	906	4,958	1,555
Interest income	430	490	1,590	1,467

Income from continuing operations before provision for income taxes	2,708	1,396	6,548	3,022
Provision for income taxes	948	419	2,292	807

Income from continuing operations	1,760	977	4,256	2,215

Discontinued operations:
Income (loss) from operations of discontinued business, net of tax provision (benefit) of $204, ($10) and $120, respectively	—	253	(20)	38

Gain on sale of discontinued operations, net of taxes of $6,083	—	—	5,340	—

Net income	$1,760	$1,230	$9,576	$2,253

Basic earnings per share:
- Continuing Operations	$0.14	$0.08	$0.34	$0.18
- Discontinued Operations	—	0.02	0.43	—

Basic earnings per share	$0.14	$0.10	$0.77	$0.18

Diluted earnings per share:
- Continuing Operations	$0.14	$0.08	$0.33	$0.18
- Discontinued Operations	—	0.02	0.42	—

Diluted earnings per share	$0.14	$0.10	$0.75	$0.18

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
AS OF JULY 31, 2008 AND OCTOBER 31, 2007
(in thousands, except share and per share data)

	July 31,	October 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$50,354	$9,578
Short-term investments	3,781	44,100
Accounts receivable, net	6,344	5,094
Inventories	5,419	4,900
Deferred income tax asset, net	313	805
Other current assets	1,293	942
Current assets — discontinued operations	—	8,921

Total current assets	67,504	74,340

Restricted cash	2,950	—
Investments, net	22,921	—
Property, plant and equipment, net	3,126	3,279
Goodwill	3,190	2,985
Other intangible assets, net	2,017	2,271
Deferred income tax asset, net	197	676
Other assets — discontinued operations	—	11,126

Total assets	$101,905	$94,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,019	$1,033
Accrued expenses	5,628	3,388
Current liabilities — discontinued operations	253	3,303

Total current liabilities	6,900	7,724

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of July 31, 2008 and October 31, 2007	—	—
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 12,410,521 and 12,359,302 as of July 31, 2008 and October 31, 2007, respectively	124	124
Additional paid-in capital	78,727	78,347
Accumulated other comprehensive loss	(1,904)	—
Retained earnings	18,058	8,482

Total shareholders’ equity	95,005	86,953

Total liabilities and shareholders’ equity	$101,905	$94,677

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED JULY 31, 2008 AND 2007
(in thousands)

	Nine Months Ended
	July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,576	$2,253

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of interventional business	(5,340)	—
Depreciation of property, plant and equipment	1,491	2,864
Amortization of intangible assets	344	345
Stock-based compensation	362	413
Tax benefit from stock option exercises	104	222
Deferred income taxes	317	690

Change in operating assets and liabilities:
Accounts receivable	(766)	(1,760)
Inventories	(320)	(1,245)
Other current assets	(350)	504
Accounts payable	(571)	564
Accrued expenses	(5,811)	706

Net cash (used in) provided by operating activities	(964)	5,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(884)	(1,519)
Investments in patents and trademarks	(70)	(18)
Purchases of investments	(56,887)	(40,546)
Proceeds from the maturity or sale of investments	72,381	40,122
Proceeds from sale of interventional business	30,440	—
Increase in restricted cash	(2,950)	—
Purchase of assets of Fascia Closure Systems, LLC	—	(2,056)
Other	(204)	(128)

Net cash provided by (used in) investing activities	41,826	(4,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to stock-based compensation plans	1,249	956
Repurchase of the Company’s common stock	(1,561)	—
Excess tax benefit from stock option exercises	226	—

Net cash (used in) provided by financing activities	(86)	956

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,776	2,367

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,578	7,053

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,354	$9,420

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
In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and nine months ended July 31, 2008 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2008.
On January 31, 2008, the last day of the Company’s first quarter of fiscal 2008, the Company sold substantially all of the assets of its interventional business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” results of the interventional business for the three and nine months ended July 31, 2008 and 2007 included in our consolidated condensed statements of income and our balance sheets as of July 31, 2008 and October 31, 2007 have been reclassified and presented as discontinued operations.
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
(2) DISCONTINUED OPERATIONS:
On January 31, 2008, the Company completed the previously announced sale of substantially all of the assets of Synovis’ interventional business to Heraeus Vadnais, Inc. and its related entities (“Heraeus”), pursuant to an Asset Purchase Agreement dated January 8, 2008. Synovis’ interventional business developed and manufactured metal and polymer components and assemblies used in or with implantable or minimally invasive devices for cardiac rhythm management, neurostimulation, vascular and other procedures, and had facilities located in Lino Lakes, Minnesota and Dorado, Puerto Rico. The decision to sell the interventional business resulted from the Company’s determination to focus its attention and resources on opportunities in its surgical markets.
The primary terms of the sale included the following:
-	Heraeus paid Synovis $30,440 in cash (the “Purchase Price”) for substantially all of the assets (including receivables, inventory, fixed assets and intellectual property) and assumed certain operating liabilities of the interventional business. This was comprised of an initial payment of $29,500 on January 31, 2008, plus a working capital adjustment payment of $940, which was received by Synovis during our second quarter of fiscal 2008.

-	$2,950 of the Purchase Price was placed in escrow for 18 months to cover certain post-closing covenants and potential indemnification obligations. The escrow amount is included in our net gain from the sale, and is recorded as restricted cash on our balance sheet as of July 31, 2008.

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

Operating results related to the divested operations for the three months ended July 31, 2007 and the nine months ended July 31, 2008 and 2007, respectively, have been reclassified and presented in the Company’s consolidated condensed statements of income as discontinued operations, are summarized below:

	Nine months ended July 31:
	2008	2007
Net revenue	$7,907	$21,597

Cost of revenue	6,361	16,911

Gross margin	1,546	4,686
Operating expenses	1,576	4,528

Operating loss from discontinued operations	(30)	158
Provision for (benefit from) income taxes	(10)	120

Net (loss) income from discontinued operations	$(20)	$38

Three months ended
July 31,
2007
Net revenue	$8,301
Cost of revenue	6,257

Gross margin	2,044
Operating expenses	1,587

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

Three months ended
July 31,
2007
Operating income from discontinued operations	457
Provision for income taxes	204

Net income from discontinued operations	$253

Assets and liabilities related to the divested operations have been reclassified and presented as discontinued operations in our consolidated balance sheet at October 31, 2007 as follows:

Accounts receivable	$3,670
Inventories	5,082
Other current assets	169

Current assets – discontinued operations	$8,921

Property, plant and equipment	$6,836
Goodwill	4,093
Other intangible assets	197

Other assets – discontinued operations	$11,126

Accounts payable	$1,036
Accrued expenses	2,267

Current liabilities – discontinued operations	$3,303

(3) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

	July 31,	October 31,
	2008	2007
Inventories consist of the following:

Finished goods	$1,590	$1,597
Work in process	2,899	2,366
Raw materials	930	937

	$5,419	$4,900

	July 31,	October 31,
	2008	2007
Accrued expenses consist of the following:

Accrued income taxes	$712	$128
Accrued employee compensation	3,566	2,235
Other accrued expenses	1,350	1,025

	$5,628	$3,388

Cash Flow:
The Company recorded $0 and $29 in accounts payable at July 31, 2008 and 2007, respectively, for equipment purchases made during the quarter then ended.
The Company has recorded $2,950 as restricted cash on its balance sheet related to the sale of the interventional business as of July 31, 2008. Per the terms of the sale, this amount was placed in escrow for 18 months from the date of sale to cover certain post-closing covenants and potential indemnification obligations.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
The Company made tax payments of $6,533 and $466 in the nine months ended July 31, 2008 and 2007, respectively. Cash paid for taxes in the current period was higher than the prior-year period due to the sale of the interventional business, higher taxable income from continuing operations and the utilization of net operating losses in the prior-year period.
(4)	INVESTMENTS:
Within the Company’s investments at July 31, 2008, the Company held seven auction rate securities (“ARS”) with a par value of $10,260. The Company’s ARS represent variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 28 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At July 31, 2008, all of the Company’s ARS held were AA rated or higher, and are primarily comprised of diversified portfolios of investment grade securities. Six of the seven ARS the Company owns are insured by monoline insurance. In August 2008, one of the Company’s seven ARS was called and redeemed by the issuer at par value of $1,260. Accordingly, this ARS has been classified as short-term as of July 31, 2008.
During the third quarter of fiscal 2008, the auctions for all of the Company’s ARS continued to fail, which occurs when there is not enough demand to sell all of the securities holders desired to sell at auction. The immediate effect of a failed auction means such holders cannot sell the securities at auction and the interest rate on the security resets to a contractual maximum rate. At July 31, 2008, these investments were not liquid and in the event the Company needs to access these funds, the Company will not be able to do so without loss of principal, unless a future auction on these investments is successful or the issuer redeems the security prior to maturity. Also, during the quarter ended July 31, 2008, the credit ratings of monoline insurers of our investments were downgraded from AAA to AA.
As of July 31, 2008, the Company’s third-party broker dealer had not provided an estimate of fair value for the Company’s ARS, and there was no observable ARS market information available to the Company. In the absence of such information, and taking into account the recent credit rating downgrade of the monoline insurers and the complexities involved in estimating fair value for the Company’s ARS in the current illiquid market, the Company performed a valuation assessment to provide a fair value estimate for its ARS as of July 31, 2008. Based on the valuation assessment, the Company recorded a temporary impairment of $1,939 related to its ARS investments of $10,260 (par value) as of July 31, 2008.
The Company has no reason to believe that any of the underlying issuers or the third-party insurers of the ARS are presently at risk of default. However, the fair value of the Company’s investment in ARS could change significantly and the Company may be required to record additional temporary ARS impairment, or any impairment could become “other than temporary”, in the future based on market conditions and continued uncertainties in the credit markets as well as other facts and circumstances. Through August 29, 2008, the Company has continued to receive interest payments on the ARS in accordance with their terms. The Company believes it will ultimately be able to liquidate its investments without significant loss primarily due to the collateral and third-party insurance securing most of its ARS. However, it could take until final maturity of the ARS (with a current weighted average maturity of 27 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, the Company continues to believe the recovery period for these investments which have not been called or redeemed is likely to be longer than 12 months and has continued to classify these investments as long-term as of July 31, 2008.
In August 2008, certain third-party broker dealers announced settlements with various state regulators whereby the broker dealers have committed to repurchase various of their clients ARS at par value over the next several years. As of August 29, 2008, the Company’s third-party broker dealer has not publicly stated their intentions, if any, to repurchase any of their clients ARS.
The Company reviews its impairments in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
Investments to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As indicated above, the Company believes that the impairment of its ARS is temporary.
(5) GOODWILL AND OTHER INTANGIBLE ASSETS:
The following table summarizes the Company’s amortized intangible assets:

	As of July 31,		As of October 31,
	2008		2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and trademarks	$1,206	$475	$1,141	$403
Developed technology	1,952	896	1,952	750
Non-compete agreements	700	470	700	369

Total	$3,858	$1,841	$3,793	$1,522

Amortization expense for continuing operations was $319 and $345 for the nine months ended July 31, 2008 and 2007, respectively. The estimated amortization expense for each of the next five years is approximately $450 per year based on the current amortizable intangible assets owned by the Company.
The Company had goodwill recorded of $3,190 at July 31, 2008 and $2,985 at October 31, 2007. No impairment losses of goodwill and other intangible assets were incurred during the three and nine months ended July 31, 2008 or 2007, respectively.
(6) STOCK-BASED COMPENSATION:
The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) permits the Company to grant incentive stock options, non-qualified stock options or share awards to eligible recipients.
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Shared-Based Payment (“SFAS No. 123R”). Total stock-based compensation expense included in the consolidated condensed statements of income for the three months ended July 31, 2008 and 2007, was $128 ($101, net of tax) and $128 ($109, net of tax), respectively. Total stock-based compensation expense included in the consolidated condensed statements of income for the nine months ended July 31, 2008 and 2007, was $362 ($293, net of tax) and $413 ($340, net of tax), respectively. Stock-based compensation expense is presently expected to be approximately $130 in the fourth quarter of fiscal 2008.
During the nine months ended July 31, 2008, the Company granted 25,000 stock options at a weighted average exercise price per share of $18.74. During the nine months ended July 31, 2007, the Company granted 533,860 stock options at a weighted average exercise price per share of $7.58. The Black-Scholes option valuation assumptions used were as follows:

	For the nine months ended July 31:
	2008	2007
Risk-free rate (1)	2.8%	4.6%
Expected dividend yield	None	None
Expected stock price volatility (2)	45%	50%
Expected term of stock options	2.9 years (3)	3.5 years (4)
Fair value per option	$6.15	$3.08

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

(1)	Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

(2)	Expected stock price volatility is based on the Company’s historical volatility.

(3)	Expected term of stock options is estimated based on historical option terms for optionees in a similar class of those granted options in the first nine months of fiscal 2008.

(4)	Expected term of stock options is estimated by taking one-half of the exercise period plus one-half of the vesting period of the stock options.
The Company also has an Employee Stock Purchase Plan (“ESPP”), which permits employees to purchase stock at 95% of the market price of its common stock at the end of each quarterly purchase period. No stock-based compensation expense for the ESPP is required to be recorded based on the provisions of SFAS No. 123R.
(7)	EARNINGS PER SHARE (“EPS”):
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Denominator for basic earnings per share – weighted-average common shares	12,432,618	12,249,021	12,406,049	12,194,241

Shares associated with option plans	307,262	288,587	330,810	228,013

Denominator for diluted earnings per share – weighted-average common shares and dilutive potential common shares	12,739,880	12,537,608	12,736,859	12,422,254

Options excluded from EPS calculation because the option’s exercise price and unamortized expense are greater than the average market price of the Company’s common stock	35,070	51,149	31,878	51,145

(8) SHAREHOLDERS’ EQUITY:
During the nine months ended July 31, 2008, stock options for the purchase of 135,097 shares of the Company’s common stock were exercised at prices between $3.00 and $18.99 per share. During the nine months ended July 31, 2007, stock options for the purchase of 151,324 shares of the Company’s common stock were exercised at prices between $2.69 and $10.75 per share.
(9) REPURCHASE OF COMMON SHARES:
On May 28, 2008, the Company announced its Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock. The share repurchase is funded using the Company’s existing cash balances and may occur either in the open market or through private transactions from time to time, in accordance with Securities and Exchange Commission regulations. The timing and extent to which the Company buys back shares will depend upon market conditions and other corporate considerations. The repurchase plan does not have an expiration date.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
From inception of the program on May 28, 2008 through July 31, 2008, the Company has used $1,561 to repurchase 87,585 shares at an average price of $17.82 per share.
(10) COMPREHENSIVE INCOME (LOSS):
The following table summarizes the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Net income	1,760	1,230	9,576	2,253

Unrealized gain on investments	35	0	35	0
Unrealized loss on investments	(1,939)	0	(1,939)	0

Other comprehensive loss	(1,904)	0	(1,904)	0

Comprehensive income (loss)	(144)	1,230	7,672	2,253

(11) NEW ACCOUNTING PRONOUNCEMENTS:
Effective November 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The implementation of FIN 48 did not have a material impact on the Company’s consolidated condensed financial statements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements:
The disclosures in this Form 10-Q include “forward-looking statements” made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “should”, “could”, “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, the ability of our direct sales force to grow revenues, outcomes of clinical and marketing trials as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, the cost and outcome of intellectual property litigation, current market conditions affecting our investments, any claims for indemnification related to the sale of the interventional business, as well as other factors found in the Company’s filings with the SEC, such as the “Risk Factors” section in Item 1A of the Annual Report on Form 10-K for the year ended October 31, 2007 and in Part II of this report.
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
As discussed in Note 2 to our unaudited consolidated condensed financial statements, on January 31, 2008, the last day of our first quarter of fiscal 2008, we sold our interventional business. Operating results related to those operations for the three and nine months ended July 31, 2008 and 2007 have been reclassified and presented as discontinued operations. Unless otherwise indicated, the following management discussion and analysis refers only to continuing operations of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Results of Operations
Comparison of the Three Months Ended July 31, 2008 with the Three Months Ended July 31, 2007 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the third quarter of fiscal 2008 and fiscal 2007:

	For the quarter ended		For the quarter ended
	July 31, 2008		July 31, 2007		Change
	$	%	$	%	$	%
Net revenue	$13,366	100.0%	$9,902	100.0%	$3,464	35.0%
Cost of revenue	4,171	31.2	3,491	35.3	680	19.5

Gross margin	9,195	68.8	6,411	64.7	2,784	43.4

Selling, general and administrative	6,070	45.4	4,823	48.7	1,247	25.9
Research and development	847	6.4	682	6.9	165	24.2

Operating expenses	6,917	51.8	5,505	55.6	1,412	25.6

Operating income	$2,278	17.0%	$906	9.1%	$1,372	151.4%

We generated record net revenue of $13,366 in the third quarter of fiscal 2008, an increase of $3,464 or 35% from $9,902 in the year-ago quarter. The following table summarizes net revenue by product group and geography:

	For the quarter ended
	July 31,
	2008	2007
Peri-Strips	$4,783	$3,502
Other biomaterial products	4,987	3,795
Devices for microsurgery	2,191	1,417
Surgical tools and other	1,405	1,188

Total	$13,366	$9,902

	For the quarter ended
	July 31,
	2008	2007
Domestic	$11,345	$8,441
International	2,021	1,461

Worldwide	$13,366	$9,902
The increase in net revenue in the third quarter of fiscal 2008 compared to the prior-year was primarily due to the following:
-	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $2,900; and

-	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenues by approximately $600.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
We believe the increase in worldwide units sold was primarily attributable to increasing effectiveness of our expanded direct sales force growing domestic product sales, as well as improved international sales as a result of product realignment based upon distributor call points. In addition, revenues have grown due to the fiscal 2007 introduction of products into new markets, most notably Veritas Collagen Matrix (“Veritas”) into the hernia and general surgery markets and Peri-Strips (“PSD”) Veritas into the European market.
Worldwide net revenue from PSD was $4,783 in the third quarter of fiscal 2008, an increase of 37% from $3,502 in the third quarter of fiscal 2007 and an 11% sequential quarter increase compared to the second quarter of fiscal 2008. The increase was driven by our direct sales force growing product sales and the increased international revenue resulting from the introduction of PSD Veritas into the European market, which began during the third quarter of fiscal 2007. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery. Included in the Peri-Strips product line was revenue from our two linear products: PSD Apex, our permanent buttress, and PSD Veritas, our remodelable buttress, as well as revenue from PSD Veritas Circular.
Revenue from other biomaterial products increased $1,192 or 31% to $4,987 in the third quarter of fiscal 2008. The introduction of Veritas into the hernia and chest wall repair markets, various worldwide hospital list price increases for certain of our products in early fiscal 2008, and incremental worldwide unit sales of Tissue-Guard were the primary drivers of the increase. Our Tissue-Guard family of products are used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurological procedures. Veritas is a remodelable tissue platform used in surgery to repair and replace soft tissue.
Revenue from devices for microsurgery was $2,191 in the third quarter of fiscal 2008, an increase of $774 or 55% from $1,417 in the year-ago quarter. The increase was attributable to the late fiscal 2007 transition to a direct sales force focused on devices for microsurgery. The revenue growth was led by Coupler sales growth of 77% in the current quarter. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.
Our gross margin increased four percentage points to 69% in the third quarter of fiscal 2008 from 65% during the third quarter of fiscal 2007. The margin increase was due primarily to favorable product mix, higher average net selling prices and lower obsolescence and product scrap expense in the current period. Factors which affect gross margin include sales mix among geographies and product lines, volume and other production activities. Accordingly, our gross margins may fluctuate from period to period based on variations in these factors.
Selling, general and administrative (“SG&A”) expense during the third quarter of fiscal 2008 was $6,070, an increase of $1,247 or 26% from SG&A expense of $4,823 in the third quarter of fiscal 2007. As a percentage of net revenue, SG&A expense was 45% in the third quarter of fiscal 2008 as compared to 49% in the prior-year quarter. The SG&A increase was driven by $927 of incremental sales and marketing costs, primarily attributable to the expansion of our direct sales force from 28 to 43 sales representatives, various product initiatives and increased sales meeting, convention and related activities in the current period. The remainder of the increase is driven by increased general and administrative investment in new business development and technology.
Research and development (“R&D”) expense totaled $847 during the third quarter of fiscal 2008, an increase of $165 or 24% from the prior-year quarter, driven by increased project activity during the current-year period. Fiscal 2008 R&D activities are focused on, among others, expanding the indications for use of Veritas, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler. R&D expense fluctuates from quarter to quarter based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
We recorded operating income of $2,278 in the third quarter of fiscal 2008, an improvement of $1,372 compared to operating income of $906 in the third quarter of fiscal 2007. Interest income was $430 in the third quarter of fiscal 2008 compared with $490 in the third quarter of fiscal 2007. While we have a significantly higher investment balance due to proceeds from the fiscal 2008 sale of our interventional business, lower interest rates in the market combined with a shift towards tax-exempt securities in the current quarter have resulted in a decrease of interest income in the current-year period.
We recorded a provision for income taxes in the third quarter of fiscal 2008 of $948 at an effective tax rate of 35%, our current expected tax rate for fiscal 2008. In the third quarter of fiscal 2007, we recorded a provision for income taxes of $419 at an effective rate of 30%. Our effective tax rate for fiscal 2008 is expected to be closer to the statutory federal tax rate due to a lower proportion of permanent items relative to taxable income in fiscal 2008 as compared to fiscal 2007.
Comparison of the Nine Months Ended July 31, 2008 with the Nine Months Ended July 31, 2007 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the first nine months of fiscal 2008 and fiscal 2007:

	For the nine months ended		For the nine months ended
	July 31, 2008		July 31, 2007		Change
	$	%	$	%	$	%
Net revenue	$37,085	100.0%	$27,416	100.0%	$9,669	35.2%
Cost of revenue	11,866	32.0	9,913	36.2	1,953	19.7

Gross margin	25,219	68.0	17,503	63.8	7,716	44.1

Selling, general and administrative	17,925	48.3	14,163	51.7	3,762	26.6
Research and development	2,336	6.3	1,785	6.5	551	30.9

Operating expenses	20,261	54.6	15,948	58.2	4,313	27.0

Operating income	$4,958	13.4%	$1,555	5.7%	$3,403	218.8%

We generated net revenue of $37,085 in the first three quarters of fiscal 2008, an increase of $9,669 or 35% from $27,416 in the year-ago period. The following table summarizes net revenue by product group and geography:

	For the nine months ended
	July 31,
	2008	2007
Peri-Strips	$12,985	$10,237
Other biomaterial products	14,142	9,591
Devices for microsurgery	5,737	3,782
Surgical tools and other	4,221	3,806

Total	$37,085	$27,416

	For the nine months ended
	July 31,
	2008	2007
Domestic	$31,191	$23,290
International	5,894	4,126

Worldwide	$37,085	$27,416

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The increase in net revenue in the first three quarters of fiscal 2008 compared to the prior-year was primarily due to the following:
-	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $8,200; and

-	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $1,500.
We believe the increase in worldwide units sold was primarily attributable to increasing effectiveness of our expanded direct sales force growing domestic product sales, as well as improved international sales as a result of product realignment based upon distributor call points. In addition, revenues have grown due to the fiscal 2007 introduction of products into new markets, most notably Veritas into the hernia and general surgery markets and PSD Veritas into the European market.
Worldwide net revenue from Peri-Strips was $12,985 in the first three quarters of fiscal 2008, an increase of 27% from $10,237 in the same period of fiscal 2007. The increase was driven by our direct sales force growing product sales and the increased international revenue resulting from the introduction of PSD Veritas into the European market, which began during the third quarter of fiscal 2007.
Revenue from Other biomaterial products increased $4,551 or 47% to $14,142 in the first three quarters of fiscal 2008 from $9,591 in the year-ago period. The introduction of Veritas into the hernia and chest wall repair markets, a 15% increase in worldwide Tissue-Guard units sold and various worldwide hospital list price increases for certain of our products in the current period were the primary drivers of the increase.
Revenue from Devices for microsurgery was $5,737 in the first three quarters of fiscal 2008, an increase of $1,955 or 52% from $3,782 in the year-ago period. The increase was attributable to the expansion of the direct sales force focused on devices for microsurgery, which has driven incremental unit growth across all products. The revenue growth was driven by worldwide Coupler unit sales, which have grown 58% in the first three quarters of fiscal 2008 compared to the first three quarters of fiscal 2007, as well as revenue from the S&T instrument product line.
Our Surgical tools and other product line increased $415 or 11% to $4,221 in the first three quarters of fiscal 2008, due to various worldwide increases to hospital list prices for certain products within the product line.
Our gross margin increased five percentage points to 68% in the first three quarters of fiscal 2008 from 63% during the comparative period of fiscal 2007. The margin increase was due primarily to favorable sales mix (geographic and product) in the current period and higher average net selling prices.
SG&A expense during the first three quarters of fiscal 2008 was $17,925, an increase of $3,762 or 27% from SG&A expense of $14,163 in the first three quarters of fiscal 2007. As a percentage of net revenue, SG&A expense was 48% in the first three quarters of fiscal 2008 as compared to 52% in the prior-year period. The SG&A increase was driven by $3,544 of incremental sales and marketing costs, primarily attributable to the expansion of our direct sales force, which began in the third quarter of fiscal 2007 and was completed in the first quarter of fiscal 2008, various product initiatives and increased sales meeting, convention and related activities in the current period.
R&D expense totaled $2,336 during the first three quarters of fiscal 2008, an increase of $551 or 31% from the prior-year period, driven by increased project activity during the current-year period.
We recorded operating income of $4,958 in the first nine months of fiscal 2008, an improvement of $3,403 compared to operating income of $1,555 in the first nine months of fiscal 2007. Interest income increased to $1,590 in the first three quarters of fiscal 2008 compared with $1,467 in the first three quarters of fiscal 2007. While we have a significantly higher investment balance due to the fiscal 2008 sale of our interventional business, lower market interest rates combined with a shift towards tax-exempt securities in the current quarter have resulted in a only a slight increase in interest income in the current-year period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
We recorded a provision for income taxes in the first three quarters of fiscal 2008 of $2,292 at an effective tax rate of 35%. In the first three quarters of fiscal 2007, we recorded income tax expense of $807.
During the first three quarters of fiscal 2008, we recorded a net gain on sale of our interventional business of $5,340, which reflected a pre-tax gain of $11,423 and a tax provision of $6,083. Approximately $4,100 of book basis goodwill had a tax basis of $0, thereby resulting in a higher gain for tax purposes. The gain is subject to finalization of actual costs associated with the divestiture. Additionally in the first three quarters of fiscal 2008, we recorded a net loss related to our discontinued operations of $20. Included within the net loss from discontinued operations was an operating loss of $30 and a benefit from income taxes of $10. In the first three quarters of fiscal 2007, we recorded net income from discontinued operations of $38, comprised of operating income of $158 less a provision for income taxes of $120.
Liquidity and Capital Resources
Cash, cash equivalents, investments and restricted cash totaled $80,006 as of July 31, 2008, an increase of $26,328 from $53,678 as of October 31, 2007. Included in the above, we have $22,921 of investments classified as non-current and $2,950 of restricted cash as of July 31, 2008. Working capital at July 31, 2008 and October 31, 2007 was $60,604 and $66,616, respectively. We have no long-term debt. We currently expect our cash on hand and funds from operations to be sufficient to cover both of our short- and long-term operating requirements, subject however, to numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.
The increase in cash, cash equivalents, short- and long-term investments, and restricted cash is driven by the sale of our interventional business. During fiscal 2008, we received cash proceeds of $30,440, of which $27,490 was recorded as cash and $2,950 as restricted cash, which has been placed in escrow subject to certain post-closing covenants and potential indemnification obligations. We recorded tax expense of $6,083 related to the gain on the sale of the interventional business, of which a significant portion was paid in the first three quarters of fiscal 2008.
Operating activities used cash of $964 in the first nine months of fiscal 2008, as compared to providing cash of $5,556 during the first nine months of fiscal 2007. The use of cash was driven by income tax payments made of $6,533 in the first nine months of fiscal 2008, due to the gain on sale of the interventional business combined with higher taxable income from our continuing operations. Additionally, increased accounts receivables and inventories to support higher revenue levels also used cash of $766 and $320, respectively. Cash flow from operating activities for the first nine months of fiscal 2008 from continuing operations was approximately $4,200, while operating cash flows from discontinued operations used cash of approximately $5,200.
Investing activities provided cash of $41,826 during the first nine months of fiscal 2008 compared to using cash of $4,145 in the prior-year period. In fiscal 2008, we recorded net proceeds of $15,494 from the sale of investments, as compared to net purchases of $424 in the prior-year period, which were invested in our money market accounts and classified as cash equivalents on our balance sheet. We also recorded $30,440 in proceeds from the sale of the interventional business. As noted above, $2,950 of the sale proceeds were recorded as restricted cash. We also recorded $884 in purchases of property, plant and equipment, compared to purchases of $1,519 in the first nine months of fiscal 2007.
Financing activities used cash of $86 during the first nine months of fiscal 2008. $1,561 of cash was used to repurchase shares of common stock, partially offset by $1,475 of proceeds from equity-based compensation plans. Financing activities provided cash of $956 in the prior-year period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Within our investments at July 31, 2008, we held seven auction rate securities (“ARS”) with a par value of $10,260. Our ARS represent variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 28 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At July 31, 2008, all of our ARS held were AA rated or higher, and are primarily comprised of diversified portfolios of investment grade securities. Six of the seven ARS we own are insured by monoline insurance. In August 2008, one of our seven ARS was called and redeemed by the issuer at par value of $1,260. Accordingly, this ARS has been classified as short-term as of July 31, 2008.
During the third quarter of fiscal 2008, the auctions for all of our ARS continued to fail, which occurs when there is not enough demand to sell all of the securities holders desired to sell at auction. The immediate effect of a failed auction means such holders cannot sell the securities at auction and the interest rate on the security resets to a contractual maximum rate. At July 31, 2008, these investments were not liquid and in the event we need to access these funds, we will not be able to do so without loss of principal, unless a future auction on these investments is successful or the issuer redeems the security prior to maturity. Also, during the quarter ended July 31, 2008, the credit ratings of monoline insurers of our investments were downgraded from AAA to AA.
As of July 31, 2008, our third-party broker dealer had not provided an estimate of fair value for our ARS, and there was no observable ARS market information available to us. In the absence of such information, and taking into account the recent credit rating downgrade of the monoline insurers and the complexities involved in estimating fair value for our ARS in the current illiquid market, we performed a valuation assessment to provide a fair value estimate of our ARS as of July 31, 2008. Based on the valuation assessment of fair value for our ARS, we recorded a temporary impairment of $1,939 related to our ARS investments of $10,260 (par value) as of July 31, 2008.
We have no reason to believe that any of the underlying issuers or the third-party insurers of our ARS are presently at risk of default. However, the fair value of our investment in ARS could change significantly and we may be required to record additional temporary ARS impairment, or any impairment could become “other than temporary”, in the future based on market conditions and continued uncertainties in the credit markets as well as other facts and circumstances. Through August 29, 2008, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our investments without significant loss primarily due to the collateral and third-party insurance securing most of its ARS. However, it could take until final maturity of our ARS (with a current weighted average maturity of 27 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, we continue to believe the recovery period for these investments is likely to be longer than 12 months and we have continued to classify these investments as long-term as of July 31, 2008.
In August 2008, certain third-party broker dealers announced settlements with various state regulators whereby the broker dealers have committed to repurchase various of their clients’ ARS at par value over the next several years. As of August 29, 2008, our third-party broker dealer has not publicly stated their intentions, if any, to repurchase any of their clients’ ARS.
We review our impairments in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As indicated above, we believe that the impairment of our ARS is temporary.
Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and such differences could be material.
We believe that the following accounting estimates and policies are the most critical to aid in fully understanding and evaluating our reported financial results and they require our most difficult, subjective or complex judgments resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
Investments: Our investments consist of tax-exempt municipal bond investments and taxable and tax-exempt auction rate securities. Our investment policy is to seek to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. We account for all of our investments as “available-for-sale” and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in “Accumulated Other Comprehensive Income,” a component of stockholders’ equity. At July 31, 2008, we recorded a temporary impairment of $1,939 on the valuation of our ARS, along with an unrealized gain on other investments of $35, which was reflected as an Accumulated Other Comprehensive Loss of $1,904 at July 31, 2008.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At July 31, 2008, we had $10,260 (par value) invested in auction rate securities of various issuers that had experienced auction failures, meaning that interested sellers of the securities were unable to liquidate their investment. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. Therefore, we are unable to access the principal that we invested in these securities, and may not be able to do so for some time. The fair value of these securities was estimated at $8,321 at July 31, 2008, resulting in an impairment charge of $1,939. We believe the fair value estimate and impairment charge to be reasonable based on valuations performed. The fair value of our investment in these investments could change significantly in the future, as could the classification of the impairment as temporary, based on market conditions and continued uncertainties in the credit markets.
The other financial instruments we maintain are in cash and cash equivalents, investments and accounts receivable. We believe that the interest rate, credit and market risk related to these accounts is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility of assets and establishment of appropriate allowances in connection with our internal controls and policies. We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.
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
ITEM 1A. RISK FACTORS
We have significant investments in auction rate securities that have experienced auction failures. We have reclassified these securities from current to non-current, and have recorded a temporary impairment charge due to the lack of liquidity.
At July 31, 2008, we had $10,260,000 (par value) invested in auction-rate securities of various issuers that had experienced auction failures, meaning we were unable to liquidate our investment. Due to the lack of a liquid market for these securities, we classified these investments as non-current and have recorded an impairment charge of $1,939,000. We are presently unable to access the principal that we invested in these securities, and may not be able to do so for some time.
We do not intend to hold these securities to maturity, but rather to use the auction feature to provide liquidity as the auction process permits. We have no reason to believe that any of the issuers of our ARS investments, or the third-party insurers of such investments, are presently at risk of default. If we are unable to successfully sell the ARS we hold at auction and the issuers’ (or third-party insurance providers) credit ratings deteriorate, we may, in the future be required to record additional temporary impairment charges or record other-than-temporary impairment charges on these investments.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares repurchased during the three months ended July 31, 2008, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the maximum number of shares that may be purchased at the end of the applicable fiscal period pursuant to our stock repurchase program:

			Total number
			of Shares	Maximum Number
			Purchased	of Shares that
			as Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs (1)	or Programs
May 1, 2008 – May 31, 2008	—	$—	—	1,000,000
June 1, 2008 – June 30, 2008	87,585	$17.82	87,585	912,415
July 1, 2008 – July 31, 2008	—	$—	—	912,415
Total	87,585	$17.82	87,585	912,415

(1)	On May 28, 2008, we announced our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. The share repurchase is funded using our existing cash balances and may occur either in the open market or through private transactions from time to time, in accordance with Securities and Exchange Commission regulations. The timing and extent to which we buy back shares will depend upon market conditions and other corporate considerations. The repurchase plan does not have an expiration date.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
10.1	Fourth Amendment of Lease between Synovis Life Technologies, Inc. and CSM Investors, Inc. dated August 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 5, 2008 (File No. 0-13907)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (filed herewith electronically).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SYNOVIS LIFE TECHNOLOGIES, INC.
Dated: August 29, 2008	/s/ Brett Reynolds
Brett Reynolds
Vice President of Finance, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS
10.1	Fourth Amendment of Lease between Synovis Life Technologies, Inc. and CSM Investors, Inc. dated August 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 5, 2008 (File No. 0-13907)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (filed herewith electronically).