Form 10-K
period 2008-10-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2009-01-07
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2008, the last business day of the registrant’s second quarter of fiscal 2008, 12,456,312 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the registrant’s outstanding Common Stock (based upon the closing price of the Common Stock on that date as reported by the Nasdaq Global Market), excluding outstanding shares owned beneficially by executive officers and directors, was approximately $201,808,000.

As of December 19, 2008, 11,660,036 shares of the registrant’s Common Stock were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference (to the extent specific sections are referred to herein) information from the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held March 5, 2009 (the “2009 Proxy Statement”).

Registered Trademarks:

APEX Processing®, Peri-Strips®, Peri-Strips Dry®, Dura-Guard®, Vascu-Guard®, Supple Peri-Guard®, Peri-Guard®, Flo-Rester®, Flo-Thru Intraluminal Shunt®, Veritas®, Neurotube® and Synovis® are registered trademarks of the Company.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “should”, “will”, “expect”, “believe”, “anticipate”, “estimate,” “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors set forth under the heading “Risk Factors” beginning in Part I, Item 1A.

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

In 2001, we acquired Micro Companies Alliance, Inc. (“MCA”), a Birmingham, Alabama company that provides products to the niche microsurgery market. MCA’s products, among others, include the Microvascular Anastomotic Coupler, a patented technology for connecting small veins and arteries faster, easier and as effectively as conventional suturing. MCA’s name has been changed to Synovis Micro Companies Alliance, Inc.

During fiscal 2006 and fiscal 2007, we converted from a third party distribution sales force to a direct sales force in the U.S. We initially hired 24 sales representatives in fiscal 2006, and had expanded to 43 sales representatives by January 2008.

On January 31, 2008, we completed the sale of substantially all of the assets of our former interventional business to Heraeus Vadnais, Inc. and its related entities (“Heraeus”), pursuant to an Asset Purchase Agreement dated January 8, 2008. Our interventional business developed and manufactured metal and polymer components and assemblies used in or with implantable or minimally invasive devices for cardiac rhythm management, neurostimulation, vascular and other procedures, and had facilities located in Lino Lakes, Minnesota and Dorado, Puerto Rico. The decision to sell the interventional business resulted from our determination to focus attention and resources on opportunities in our surgical markets. Operating results pertaining to our former interventional business for the fiscal years ended October 31, 2008, 2007 and 2006 have been reclassified and presented as discontinued operations. Unless otherwise indicated, the following description of our business refers only to our continuing operations.

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

(b)	Financial Information about Industry Segments

Since our sale of our former interventional business segment on January 31, 2008, we operate as one segment as a developer, manufacturer, marketer and seller of medical devices.

(c)	Narrative Description of Business

The table below summarizes the revenue contributed by our significant products or product lines for the periods indicated.

	Years Ended October 31,
	2008		2007		2006
	$	%	$	%	$	%
	($ in thousands)

Net Revenue:
Biomaterial Products
Peri-Strips	$17,653	35%	$13,788	37%	$9,728	35%
Biomaterial Patch Products	18,945	38%	13,433	36%	10,262	37%
Devices for Microsurgery	7,749	16%	5,439	14%	3,845	14%
Surgical Tools and Other	5,453	11%	5,031	13%	3,908	14%

Total Net Revenue	$49,800	100%	$37,691	100%	$27,743	100%

Products, Markets and Competition

Business Description

We are a diversified medical device company engaged in developing, manufacturing, marketing and selling implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, improve patient outcomes and reduce health care costs. Our products serve a wide array of medical markets, including general surgery, bariatric, vascular, cardiac, thoracic, neurological and microsurgery.

Biomaterial Products

A core competency of our business is the development and manufacture of implantable biomaterial products for use by surgeons in various procedures where reinforcing, reconstructing and repairing tissue and preventing leaks of air, blood or other body fluids is desirable to achieve a favorable outcome. The historical choice when tissue repair is necessary has been to use autologous tissues, requiring the surgeon to excise tissue from another part of the patient’s body. Harvesting tissue from a second surgical site may increase procedure cost, time and the risk of complications, leading to additional pain and recovery time for the patient. Use of an available, off-the-shelf implantable medical product, whether tissue-based or synthetic, is an alternative to harvesting autologous tissue from the patient and is a means to reduce surgical costs and improve patient outcomes.

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

We process bovine pericardium using proprietary and patented technologies to create two distinct product platforms — Veritas and Apex. Our Veritas tissue processing results in an extremely biocompatible and highly acellular remodelable material. Once implanted, the material provides a scaffold for connective tissue protein synthesis and host tissue in-growth. The result is the complete integration of the material into the surrounding host tissue. This tissue format is used to manufacture Veritas Collagen Matrix, PSD Veritas and PSD Veritas Circular products. Our Apex tissue processing creates a permanent patch or buttress that provides enduring strength and reinforcement to a repair site or staple line. Apex processing is used to manufacture our Tissue-Guard and PSD Apex products.

Peri-Strips.  Peri-Strips are a biomaterial stapling buttress used as reinforcement at the surgical staple line to reduce the risk of potentially fatal leaks, most significantly in bariatric surgery, a treatment for morbid obesity, as well as in certain thoracic procedures. Peri-Strips accounted for 35% of our revenue in fiscal 2008, compared to 37% in fiscal 2007.

We have two tissue platforms for our linear Peri-Strips products. Our PSD Veritas product incorporates our Veritas remodelable tissue platform, which becomes the histological equivalent of the host tissue over time. Our PSD Apex product is a permanent technology in which the buttress permanently remains with the staple line. Due to differing attributes between PSD Veritas and PSD Apex, along with varying surgeon preference of those attributes, we expect markets for both products to continue to co-exist going forward. In addition to our linear buttresses, we have a PSD Circular buttress which utilizes our Veritas remodelable technology and is currently being marketed for bariatric surgery.

In bariatric surgery, Peri-Strips are proven to reduce the incidence of gastric leaks and to reduce bleeding at the staple line. Because of the clean visual field provided by the improved hemostasis and the atraumatic tissue manipulation provided by Peri-Strips, it can also facilitate a quicker and safer surgical procedure. Peri-Strips is typically applied during the formation of the gastric pouch in a Roux-en-Y gastric bypass procedure. Recently, Peri-Strips has also been applied to other stapling sites such as the J-J anastomosis of the Roux-en-Y procedure and the gastric sleeve staple line of the sleeve gastrectomy procedure.

Peri-Strips are also utilized in certain thoracic surgeries and are proven to reduce bleeding and air leaks at the staple line during lung resection procedures. Introduced in 1994 as a stapling buttress for Lung Volume Reduction Surgery (“LVRS”), Peri-Strips are used in a variety of thoracic procedures: blebectomies, bullectomies, wedge resections, segmentectomies, and lobectomies.

Biomaterial Patch Products.  Our biomaterial patch product group includes the Tissue-Guard family of products and Veritas Collagen Matrix, and accounted for 38% of our revenue for fiscal 2008 compared to 36% during fiscal 2007.

Our Tissue-Guard family of products is used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurologic procedures. Apex Processing, used to manufacture Tissue-Guard products, is designed to retain the intrinsic nature of bovine pericardium with improved biocompatibility, performance and safety. Tissue-Guard products offer exceptional strength and durability, resistance against leakage, autologous-like handling characteristics and proven clinical performance. Since their introduction, Tissue Guard products have been used in over 750,000 procedures, including use for pericardial closure, intracardiac reconstruction, peripheral vascular repair and reconstruction, dural closure and soft tissue repairs.

Veritas Collagen Matrix is used in surgery to repair and replace soft tissue. Veritas is remodelable, as demonstrated in animal studies with the formation of new blood vessels and host cell in-growth occurring into the Veritas patch in as early as 28 days. We launched Veritas into the complex ventral hernia repair market in the U.S. during the second quarter of fiscal 2007, following our 510(k) market clearance which indicated Veritas has minimal tissue attachment. Veritas has been used by surgeons in a broad range of procedures since launch, including complex abdominal wall reconstruction, breast reconstruction, chest wall repair, and repair of ventral, hiatal, and parastomal hernias, as well as a variety of urological and gynecological applications. Surgical results and experience with Veritas in these markets have been favorable.

Devices for Microsurgery

In addition to our biomaterial products, our business offers devices for microsurgery. The primary device within this product group is the Microvascular Anastomotic Coupler (the “Coupler”), a patented mechanical anastomotic product comprised of a pair of implantable, single-use rings. The Coupler is available in seven sizes, ranging from 1.0mm to 4.0mm in diameter, in half millimeter increments. The Coupler enables microsurgeons in numerous surgical specialties, including plastic and reconstructive, head and neck, orthopedic and hand, to perform highly effective anastomotic microsurgical procedures (the connecting of small veins or arteries) faster, easier and as or more dependably than traditional suture or sleeve anastomosis.

In addition to the Coupler, we sell several other products to the microsurgery market, including the Neurotube, a device designed to assist in the reconnection of severed nerves. We also distribute product lines for other companies in the microsurgery market, including the S&T micro instrument product line.

Competition

Our products compete primarily on the basis of product performance, quality and service. The surgical markets in which we compete worldwide are characterized by intense competition. These markets are dominated by very large, established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities. Many of these competitors offer broader product lines within our specific product market, particularly in our surgical tool markets and/or in the general field of medical devices and supplies. Broad product lines give many of our competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that compete with our products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have an advantage in marketing competing products to group purchasing organizations, health maintenance organizations and other managed care organizations that increasingly seek to reduce costs by centralizing and consolidating their purchasing functions.

Competition for our biomaterial products is primarily from synthetic materials, other xenograft tissues and human cadaveric tissue. The ability of these products to compete with our biomaterial products varies based on each such product’s indications for use, relative features and benefits and surgeon preference. Currently, the major competitors to Veritas include KCI Corporation, Covidien, Ltd., Ethicon, Inc., C.R. Bard, Inc., and Cook Group, Inc. Major competitors to our Tissue Guard products include W.L. Gore & Associates, Inc., Cook Group, Inc., Integra Lifesciences Corporation, and Getinge AB.

Presently, two large private companies, W.L. Gore & Associates, Inc. and Cook Group, Inc., offer buttress products that compete with Peri-Strips. We also face indirect forms of competition, which include alternate surgical techniques such as oversewing the staple line and alternative bariatric procedures such as gastric banding. There can be no assurance that competing products or indirect forms of competition will not achieve greater acceptance or that future products or alternative treatments for morbid obesity will not offer similar or enhanced performance advantages.

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

We believe that the collagen characteristics exclusive to our biologic tissue, the strength of the multi-directional fibers of the pericardial substrate, the proprietary tissue-fixation process and the purification process we employ, offer significant benefits in product performance over cadaveric tissue and synthetic materials.

Intellectual Property

Patent protection of our key products and manufacturing processes is an important component of our competitive position, and a significant portion of our technology is protected by patents, trade secrets, and proprietary know-how. Additionally, we protect our technology through confidentiality agreements with employees, consultants and other parties. Supple Peri-Guard, which is used in the manufacture of the majority of our Tissue-Guard products, is protected exclusively by trade secrets. The manufacturing process for our remodelable Veritas tissue is patented. We hold United States patents related to Peri-Strips. One of our patents on Peri-Strips includes provisions for the method of application of any material — biological or synthetic — to the surgical stapler. In addition, our Peri-Strips circular stapler buttress is patented with regards to the use of any material as a buttress on a circular stapler as well as the method of application. We also have patents related to the Coupler and our Neurotube product lines.

Marketing and Customers

Our marketing and sales strategies include supporting our superior quality products with sales and marketing programs. These programs include advertising and direct mail campaigns, participation in surgical trade shows, support of key surgeons’ gatherings, publication and presentation of clinical data and new product information, and collaboration with key surgeons on educational activities and internet-based programs. An important strategy is to identify and assess customer needs. This is accomplished by developing and maintaining a close working relationship with the hospitals and surgeons who purchase and use our products and through observations and interactions with our customers.

During fiscal 2006 and fiscal 2007, we converted from a third party distribution sales force to a direct sales force in the U.S. We initially hired 24 sales representatives in fiscal 2006, and had expanded to 43 representatives by January 2008. In December 2008, we announced our intentions to expand our domestic sales force by as many as 15 for a total of up to 58 sales representatives by the end of fiscal 2009.

Additional Information Regarding Our Business

Backlog

Based on experience, we believe that backlog is not a meaningful predictor of future revenue levels of our business.

Raw Materials

We acquire bovine pericardium for use in our biomaterial product line from United States Department of Agriculture (“USDA”) inspected meat-packing facilities as well as from a source in New Zealand. The supply of bovine pericardium, as well as other raw materials, is currently adequate. We have not experienced any product shortages arising from interruptions in the supply of any raw materials or components, and have identified alternative sources of supply for significant raw materials and components, although at times certain materials may be “single sourced” due to the complex nature of certain components we purchase.

Research and Development

As a component of our business strategy, we continue to make a significant investment in research and development (“R&D”) as well as new product design and engineering. R&D expense for fiscal 2008, 2007 and 2006 was $3,248,000, $2,620,000 and $2,135,000, respectively.

The R&D activities we expect to advance in fiscal 2009 include expanding the indications for use for our Veritas product into new markets, providing research and clinical data to support the use of Veritas in various surgical procedures, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler.

Governmental Regulation

General

Our business operates in a medical device marketplace subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping and surveillance procedures for medical devices.

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

Our microsurgery instruments and 4Closure System are Class I medical devices. The rest of our products are classified as Class II medical devices and have received 510(k) marketing clearance from the FDA.

Our manufacturing operations are subject to periodic inspections by the FDA, whose primary purpose is to audit the Company’s compliance with the Quality System Regulations published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. We believe that our manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations.

International Regulation

International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax. Many of these regulations are similar to those of the FDA. With the exception of the European Union (“EU”), Canada and Australia, we typically rely on our independent distributors covering a given country to comply with the majority of the foreign regulatory requirements, including registration of our devices with the appropriate governmental authorities. To date, and to the best of our knowledge, we have complied with the regulatory requirements in the foreign countries in which our medical devices are marketed. We do, however, face certain regulatory risks in international markets related to our bovine tissue products, which are discussed in Part I, Item 1A of this report.

The registration system in the EU for our medical devices requires that our quality system conform to international quality standards and that our medical devices conform to “essential requirements” set forth by the Medical Device Directive (“MDD”). Manufacturing facilities and processes under which our medical devices are produced are inspected and audited by the British Standards Institute (“BSI”) to verify our compliance with the essential requirements of the MDD, as well as supplementary requirements for “Medical Devices Incorporating Animal Tissue.” BSI verifies that our quality system conforms to the international quality standard ISO 13485:2003 and that our products conform to the “essential requirements” and “supplementary requirements” set forth by the MDD for the class of medical devices we produce. BSI certifies our conformity with both the quality standards and the MDD requirements, entitling us to place the “CE” mark on all of our current medical devices.

Third Party Reimbursement

The availability and level of reimbursement from third-party payers for procedures utilizing our products is significant to our business. Our products are purchased primarily by hospitals and other end-users, who in turn bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private health insurance plans and managed care organizations, reimburse all or part of the costs and fees associated with the procedures utilizing our products.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators, regulators and third party payers to curb these costs. The development or increased use of more cost effective treatments for diseases could cause such payers to decrease or deny reimbursement for surgeries or devices to favor alternatives that do not utilize our products. A significant number of Americans enroll in some form of managed care plan. Higher managed care utilization typically drives down the payments for health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. We cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payer measures within a constantly changing healthcare landscape may have on our future business, financial condition or results of operations.

Employees

On October 31, 2008, we employed approximately 235 full-time and part-time individuals. Our employees are not represented by a union, and we consider our relationship with our employees to be good.

(d)	Financial Information About Geographic Areas

For information regarding net revenue by geographic area, please refer to Note 5 to our consolidated financial statements under Item 8 of this report.

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

We have achieved significant revenue growth over the past several years. Our business has increased revenue 32% in fiscal 2008 and 36% in fiscal 2007. There can be no assurance that we can manage the significant challenges that accompany such growth, including management of an increasingly diverse product portfolio and provision of necessary infrastructure. In addition, there can be no assurance that we will be able to identify and successfully consummate acquisitions or develop new products to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years.

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

Established companies manufacture and sell products that compete with each of our products or capabilities. Some of the companies with whom we compete have greater sales and/or distribution capabilities, substantially greater capital resources, larger marketing, research and development staffs and larger facilities. In addition, many of our competitors offer broader product lines within our specific product markets. Broad product lines may give our competitors the ability to negotiate exclusive, long-term medical product supply contracts and the ability to offer comprehensive pricing for their products. There can be no assurance that we will be able to compete effectively with such manufacturers.

We continue to evaluate new market opportunities for our existing products. This process involves numerous steps, including, but not limited to, identifying meaningful new markets for our products, performing in-depth research and analysis to forecast the market potential for our products new markets, obtaining the required regulatory market clearances, developing an attractive value proposition for potential customers, and translating this value proposition into meaningful revenue. Due to the inherent complexity of this process, there can be no assurance that we will be able to effectively enter new markets with our existing products.

We plan to increase the size of our U.S. direct sales force

As of October 2008, we have a domestic sales force of 43 sales representatives. In December 2008, we announced our intentions to expand our domestic sales force by as many as 15 for a total of up to 58 sales representatives by the end of fiscal 2009. While we believe a direct sales force provides us with the best avenue to maximize the revenue potential of our current and future market opportunities, there can be no assurance, however, that this strategy will result in the desired outcome of increasing sales volumes.

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

In March 2007, we initiated a patent infringement action in U.S. District Court for the District of Minnesota against W.L. Gore and Associates, Inc. The action alleges infringement of U.S. Patent No. 7,128,748 “Circular Stapler Buttress Combination,” which covers certain of our technology.

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

We must comply with FDA regulations to market our products in the United States.  The medical device industry in which our business operates is subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping and surveillance procedures for our medical devices.

The process of obtaining marketing clearance or approvals from the FDA for new products and new applications for existing products can be time-consuming and expensive, and there is no assurance that such clearance/approvals will be granted, or that the FDA review will not involve delays that would adversely affect our ability to commercialize additional products or additional applications for existing products. Some of our products that are in the research and development stage may be subject to a lengthy and expensive pre-market approval process with the FDA. The FDA has the authority to control the indicated uses of a medical device. Products can also be withdrawn from the market due to failure to comply with regulatory standards or the occurrence of unforeseen problems. The FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us.

Our facilities and processes are subject to regulation.  The FDA, various state agencies and foreign regulatory agencies inspect our facilities to determine whether we are in compliance with various regulations relating to quality systems, such as manufacturing practices, validation, testing, quality control, product labeling and product surveillance. A determination that we are in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures and, in extreme cases, criminal sanctions, depending on the nature of the violation.

We must obtain regulatory approvals to market our products internationally.  The registration scheme in the majority of international markets (e.g. Europe, Canada) for our products requires that our quality system conforms to international quality standards. Compliance with these requirements as well as product standards allows their sale in these countries. There can be no assurance that we will be able to maintain compliance with these regulations. In addition, there can be no assurance that we will be successful in obtaining registration for new product introductions.

Further, international regulatory bodies have established varying additional regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely, in part, on our independent distributors to comply with such foreign regulatory requirements. As a result, our communication with foreign regulatory agencies may be indirect as it occurs through the foreign distributor. The inability or failure of independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors’ ability to sell our medical products internationally and thereby adversely affect our business, financial condition and results of operations.

Because our biomaterial products are manufactured from bovine pericardium, perceptions about Bovine Spongiform Encephalopathy may impact our sales.

Under the direction of the USDA, the U.S. government has had an active program of surveillance and import controls since the late 1980s designed to prevent the introduction of Bovine Spongiform Encephalopathy (“BSE”) into U.S. cattle. The USDA program includes certain feed restrictions which began in 1997. The World Health Organization has categorized the levels of BSE infectivity of tissue. This characterization places pericardium (which primarily consists of collagen) as having no detectable infectivity, the lowest risk category. The European authorities have specifically reviewed our biomaterial sourcing and manufacturing processes and have also certified our bovine pericardium products.

We obtain our raw pericardium for our biomaterial products from USDA-inspected slaughterhouses as well as from a source in New Zealand. The pericardium is collected under strict conditions; inspectors examine each heart for disease and anomalies prior to harvesting the pericardium. Additional measures are also taken to ensure brain and spinal cord matter does not come into contact with the pericardium. Our tissue products are manufactured with sodium hydroxide, a processing technique recommended by international experts to remove or inactivate the prion, the agent believed to cause BSE, should it exist in the tissue. Pericardium is sourced from animals who are 30 months or younger. Sourcing from these younger animals markedly decreases the likelihood of BSE transmission. Notwithstanding these safeguards, if the perception of risk associated with BSE increases, it could have a material adverse effect on our business, financial condition and results of operations.

In 2004, the EU enacted medical device regulations that require product specific evaluation of bovine-based products for potential BSE patient health risks. All bovine-based medical products currently sold in the EU are subject to this evaluation. Our bovine based products have been evaluated and have obtained approval, although our Dura-Guard product has not been approved for sale in France. Currently, none of our bovine-based products are approved for sale in Japan or Taiwan. In August 2006, the government of China began prohibiting the sale of U.S. bovine-based products. We understand that regulatory approvals will not be granted in the present environment within those countries for products derived from bovine pericardium, unless we source bovine pericardium from countries which they consider at no risk for BSE (e.g. New Zealand and Australia). Total international sales of our bovine-based products accounted for 10.8% and 10.3% of our consolidated net sales for the year ended October 31, 2008 and 2007, respectively, and increased 38% in the current year. Any prohibition by certain other countries of U.S. bovine pericardium products as a result of concerns related to BSE could have an adverse effect on our ability to maintain or grow international sales of these products.

We may face the risk of product liability claims and product recalls that could result in costly and time consuming litigation and significant liability.

The medical device industry historically has been litigious, and the manufacture and sale of our products entails an inherent risk of product liability claims. In particular, our principal medical devices are designed to be permanently placed in the human body, and production or other errors could result in an unsafe product and injury to the patient. Although we maintain product liability insurance in amounts believed to be adequate, based upon the nature and risks of our business in general and our actual experience to date, there can be no assurance that one or more liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms, if at all. Furthermore, we do not have nor do we expect to obtain insurance covering our costs and losses as the result of any recall of our products due to alleged defects, whether such a recall is instituted by us or required by a regulatory agency. A product liability claim, recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

Due to the unpredictability of the health care industry, our customers may not be able to receive third party reimbursement for the medical procedures utilizing our products.

Our products are purchased primarily by hospitals and other end-users. Hospitals and end-users of our products bill various third-party payers, including government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Third-party payers may deny reimbursement if they determine that a procedure was not in accordance with established third-party payer protocol regarding treatment methods. Our products are covered by procedure costs as a component of the overall medical procedure reimbursement obtained from the third-party payer.

Third-party payers are also increasingly challenging the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. While we believe our pricing is appropriate for the niche markets and technology of our products, we are unable to predict what changes will occur in the reimbursement methods used by third-party payers. There can be no assurance that medical procedures in which our products are used will continue to be considered cost-effective by third-party payers, that reimbursement for such procedures will be available or, if available, will continue, or that third-party payers’ reimbursement levels will not adversely affect our ability to sell our products on a profitable basis. The cost of health care has risen significantly over the past decade, and there have been and may continue to be proposals by legislators, regulators and third-party payers to curb these costs.

Failure by hospitals and other users of our products to obtain reimbursement from third-party payers for procedures in which our products are used, changes in third-party payers’ policies towards reimbursement for procedures using our products or legislative action could have a material adverse effect on our business, financial condition and results of operations.

The current global economic downturn could adversely impact our business.

A significant portion of our product sales are used in medical procedures covered by patient health insurance. Additionally, a notable percentage of medical procedures utilizing our products may be considered elective by the patient. The current global economic downturn may have a meaningful impact on availability to or affordability of health insurance, or may impact patient decisions to have an elective medical procedure performed. Accordingly, a pronounced and sustained economic downturn could have a material, adverse effect on our business, financial condition and results of operation.

A portion of our investment portfolio is invested in auction rate securities and failures in these auctions may affect our liquidity, and also may require us to record an “other-than-temporary” impairment charge in our income statement.

A portion of our investment portfolio is invested in auction rate securities which have failed at auction and are currently not liquid. Based on known facts and circumstances involving our auction rate securities, we recorded a temporary impairment charge on these securities. In the event we need to access these funds, we will not be able to until a future auction on these investments is successful, a secondary market develops or the securities are redeemed by the broker dealer. If the issuer is unable to successfully close future auctions and investment market conditions involving our auction-rate securities further deteriorate, we may be required to record additional temporary impairment charges or an “other-than-temporary” (i.e., permanent) impairment charge in our income statement.

We depend on highly specialized equipment to manufacture our products and loss of or damage to our manufacturing facility could result in significant losses.

We operate a single manufacturing facility. The loss of or damage to our manufacturing facility due to natural disaster, equipment failure or other difficulty could result in significant delays in production. Locating third party manufacturers to manufacture our products in any such event would likely be difficult given the specialized equipment and processes necessary to produce those products. Although we maintain business interruption insurance to mitigate the financial impact on our business, any sustained period of suspended production would likely have a material adverse effect on our business, financial condition and results of operations.

We cannot predict the outcome of our clinical trials.

In fiscal 2009, we expect to initiate several post-clearance marketing clinical trials for certain of our products, which are designed to document the comparative strengths of our products versus competitive products, and also to more fully understand the role implant technique and other factors may affect clinical outcomes. We expect these clinical trials will require significant investment and may occur over several years. We cannot predict the outcome of our clinical trails, nor what impact, if any, they may have in the marketplace.

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

We may be obligated to indemnify the purchaser or our former interventional business for certain material adverse events that may arise.

As contractually defined, we may be obligated to indemnify the purchaser of our former interventional business for certain material adverse events arising out of or related to our prior operation of that business, including environmental matters, intellectual property disputes and unforeseen liabilities, among others. While we have not been made aware of any such potential indemnification matters by the purchaser, our obligation to indemnify the purchaser in the future for a qualifying adverse event could have a material, adverse effect on our business, results of operations and financial condition.

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

We have a lease for our corporate headquarters and manufacturing facility, totaling 65,000 square feet, located at 2575 University Ave. W., St. Paul, Minnesota. The lease expires on December 31, 2013, and the base rent is currently $724,000 annually.

We lease approximately 3,750 square feet for our MCA facility at 439 Industrial Lane, Birmingham, Alabama. The lease expires June 30, 2011, and the base rent is currently $37,000 annually.

We pay apportioned real estate taxes and common costs on our St. Paul leased facility.

Item 3 —	Legal Proceedings

In March 2007, we initiated a patent infringement action in U.S. District Court for the District of Minnesota against W.L. Gore and Associates, Inc. The action alleges infringement of U.S. Patent No. 7,128,748 “Circular Stapler Buttress Combination,” which covers certain of our technology.

From time to time, we may become involved in routine litigation incidental to our business. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that our risk management practices, including our insurance coverage, are reasonably adequate to protect against potential material product liability losses.

Item 4 —	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A —	Executive Officers of the Registrant

Our executive officers, their ages, and the offices they held as of December 1, 2008, and certain biographical information, are as follows:

Name	Age	Title

Richard W. Kramp	63	President and Chief Executive Officer
David A. Buché	47	Vice President and COO of Synovis Surgical Innovations
Michael K. Campbell	57	President of Synovis Micro Companies Alliance, Inc.
Timothy F. Floeder	50	Vice President of Corporate Development
Mary L. Frick	55	Vice President of Regulatory/Clinical/Quality Affairs
Daniel L. Mooradian	50	Vice President of Research and Development
Brett A. Reynolds	40	Chief Financial Officer, Vice President of Finance and Corporate Secretary

Richard W. Kramp.  Mr. Kramp was named Chief Executive Officer of the Company in January 2007. Mr. Kramp has served as President of Synovis Life Technologies, Inc. since June 2006. From August 2004 to May 2006, he served as President and Chief Operating Officer of the Company’s former interventional business. Prior to joining the Company, Mr. Kramp most recently served as the President and Chief Operating Officer of Medical CV, Inc. From 1988 to 2003, Mr. Kramp served as President and Chief Operating Officer, and then President and Chief Executive Officer, as well as a Board Member at ATS Medical. From 1978 to 1988, Mr. Kramp held sales and marketing positions at St. Jude Medical, serving as Vice President of Sales and Marketing from 1981 to 1988. Earlier, Mr. Kramp held sales management positions with Life Instruments, Inc., and engineering positions with Cardiac Pacemakers, Inc., now part of Boston Scientific Corporation. Mr. Kramp has also served on the boards of C.A.B.G., Inc., Enpath Medical, Inc., Vasamed (formerly Optical Sensors, Inc.), and the Lillehei Surgical Society.

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

Michael K. Campbell.  Mr. Campbell has served as President of Synovis Micro Companies Alliance since the acquisition of MCA by the Company in July 2001. Prior to the acquisition he was President and CEO of MCA from July 2000 through July 2001. From June 1999 to May 2000, Mr. Campbell served as Executive Vice President of PrimeSource Surgical, a specialty medical products distributor. From 1979 to June 1999, he was a director and Vice President of Futuretech, Inc., a specialty medical distribution company serving the southeastern United States.

Timothy F. Floeder.  Mr. Floeder has served as Vice President of Corporate Development of the Company since May 2008. Prior to joining the Company, Mr. Floeder served as Vice President of Business Development for Compex Technologies, Inc. (“Compex”), from 2003 to 2006, and upon the sale of Compex to Encore Medical Corporation, served as interim CEO/managing director of Compex’s US consumer business and Compex’s European subsidiary (Compex S.A.) from 2006 to 2007. In addition, Mr. Floeder served as a non-employee director for HEI, Inc. from 2002 to 2007. From 1996 to 2002, Mr. Floeder served as Managing Director of merger and acquisition services for Miller, Johnson, Steichen, Kinnard, advising companies in several industries, including the medical device industry. From 1980 to 1996, he held several management and public accounting positions, including Chief Financial Officer for a private regional contracting company.

Mary L. Frick, M.S.C.  Ms. Frick has served as Vice President of Regulatory/Clinical/Quality Affairs of the Company since November 2000. She has previously served in several positions within the Company,

Director of Regulatory/Clinical/Quality Affairs since November 1998 and as Group Manager of Regulatory/Clinical/Quality Affairs from June to November of 1998. From 1984 to June 1998, Ms. Frick held a series of management positions in Research, Operations and Regulatory/Clinical Affairs at INCSTAR Corporation, a diagnostic medical device manufacturer. From 1979 to 1984, Ms. Frick worked in research at the University of Minnesota-Medical School.

Daniel L. Mooradian, Ph.D.  Dr. Mooradian has served as Vice President of Research and Development since December 1, 2008. From May 2006 to November 2008, Dr. Mooradian held various positions at Boston Scientific, including Director of Preclinical Sciences and Director of the Research and Technology Center. From January 2005 to April 2006, Dr. Mooradian served as Vice President of Research and Development for QuestStar Medical, Inc. From January 2001 to December 2004, Dr. Mooradian held various positions at Synovis Life Technologies, Inc., including Director of Research and Development and Principal Scientist. From September 1987 to December 2000, Dr. Mooradian held various positions at the University of Minnesota.

Brett A. Reynolds.  Mr. Reynolds has served as Chief Financial Officer, Vice President of Finance and Corporate Secretary since April 2005. Prior to April 2005, Mr. Reynolds served as Director of Finance from September 2003. From October 2001 to September 2003, Mr. Reynolds served in several financial positions at Chiquita Processed Foods, LLC, a division of Chiquita Brands International, ultimately serving as Corporate Controller. From 1991 to 2001, Mr. Reynolds held a series of audit, accounting and consulting positions with Deloitte and Touche LLP.

Item 5 —	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range

Our common stock is currently traded on the Nasdaq Global Market under the symbol “SYNO.” The following table sets forth, for each of the fiscal periods indicated, the range of high and low closing sale prices per share as reported by the Nasdaq Global Market.

	2008		2007
Fiscal Quarter Ended	High	Low	High	Low

January 31	$23.17	$15.15	$12.85	$7.17
April 30	18.69	15.10	14.20	11.53
July 31	21.75	16.62	16.49	12.26
October 31	24.43	15.16	24.32	12.32

Dividends

We have not declared or paid any cash dividends on our common stock since inception, and our Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future.

Shareholders

As of November 30, 2008, there were approximately 5,500 beneficial owners and 900 registered shareholders of our common stock.

Sales of Unregistered Securities

None.

Purchases of Equity Securities

On May 28, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to 1,000,000 shares of its common stock. The share repurchase is funded using the Company’s existing cash balances and may occur either in the open market or through private transactions from time to time, in accordance with Securities and Exchange Commission regulations. The timing and extent to which the

Company buys back shares will depend upon market conditions and other corporate considerations. The repurchase plan does not have an expiration date.

From inception of the program on May 28, 2008 through October 31, 2008, the Company has used $8,549,000 to repurchase 504,167 shares at an average price of $16.96 per share. The following table presents the total number of shares repurchased from May 28, 2008 through October 31, 2008, the average price paid per share, the number of shares that were purchased and the maximum number of shares that may yet be purchased at October 31, 2008, pursuant to our stock repurchase program:

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans
Period	Purchased	Paid per Share	Programs	or Programs

May 1, 2008 — May 31, 2008	—	$—	—	1,000,000
June 1, 2008 — June 30, 2008	87,585	$17.82	87,585	912,415
July 1, 2008 — July 31, 2008	—	$—	—	912,415
August 1, 2008 — August 31, 2008	—	$—	—	912,415
September 1, 2008 — September 30, 2008	—	$—	—	912,415
October 1, 2008 — October 31, 2008	416,582	$16.77	504,167	495,833

Total	504,167	$16.96	504,167	495,833

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

Comparison of 5 Year Cumulative Total Return
Performance Graph for
Synovis Life Technologies, Inc.
Produced on 12/5/08 including data to 10/31/08

	Date
	10/31/03	10/31/04	10/31/05	10/31/06	10/31/07	10/31/08
Company Index	100.0	44.7	38.1	31.2	101.0	74.0

Nasdaq Market Index (US Companies)	100.0	102.3	110.8	124.1	147.6	91.4

NASDAQ Stocks (SIC 3840-3849 US Companies) Surgical and Medical Instruments and Supplies Index	100.0	109.5	134.8	149.9	202.6	119.6

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that all dividends.

B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D. The index level for all series was set to $100.0 on 10/31/2003.

Item 6 —	Selected Financial Data

Summary Statement of Operations Data

	For the Year Ended October 31,
	2008	2007	2006	2005	2004
	(In thousands except per share data)

Net revenue	$49,800	$37,691	$27,743	$24,993	$26,787
Gross margin	34,144	24,370	16,435	14,077	16,844
Operating income (loss)	7,194	2,468	(3,226)	(1,206)	2,623
Net income (loss) from continuing operations	6,165	3,292	(862)	(111)	1,898
Gain on sale of discontinued operations	5,340	—	—	—	—
Income (loss) from discontinued operations	(20)	518	(619)	994	(620)

Net income (loss)	$11,485	$3,810	$(1,481)	$883	$1,278

Basic earnings (loss) per share
Continuing operations	$0.50	$0.27	$(0.07)	$(0.01)	$0.16
Discontinued operations	0.43	0.04	(0.05)	0.08	(0.05)

Net income (loss)	$0.93	$0.31	$(0.12)	$0.07	$0.11

Diluted earnings (loss) per share
Continuing operations	$0.48	$0.26	$(0.07)	$(0.01)	$0.16
Discontinued operations	0.42	0.04	(0.05)	0.08	(0.05)

Net income (loss)	$0.90	$0.30	$(0.12)	$0.07	$0.11

Weighted average shares outstanding
Basic	12,395	12,225	12,004	11,793	11,522
Diluted	12,721	12,528	12,004	11,998	11,986

Summary Balance Sheet Data

	At October 31,
	2008	2007	2006	2005	2004
	(In thousands)

Working capital	$62,097	$66,616	$50,253	$48,520	$49,470
Total assets	97,401	94,677	75,050	74,755	73,693
Long-term obligations	—	—	—	—	—
Shareholders’ equity	89,861	86,953	77,049	76,747	75,049

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As discussed in Note 2 to our consolidated financial statements, we completed the sale of substantially all of the assets of our interventional business on January 31, 2008. The pre-tax gain on the sale totaled $11,423,000. Income taxes recorded on the gain were $6,083,000 resulting in a net gain of $5,340,000. We also recorded a net loss related to the operation of discontinued operations in fiscal 2008 of $20,000.

Operating Results — 2008 ($ in thousands except per share data)

Net revenue increased 32% during fiscal 2008 to $49,800 from $37,691 in fiscal 2007. Our operating income was $7,194 in fiscal 2008, compared to $2,468 in the prior year. The increase in profitability was due to higher revenues and gross margins, partially offset by increased operating expenses. Net income from continuing operations for fiscal 2008 was $6,165, or 48 cents per diluted share, up from $3,292, or 26 cents per diluted share during fiscal 2007.

Net income in fiscal 2008, including the gain on sale of discontinued operations and operating results from discontinued operations, was $11,485 or 90 cents per diluted share, as compared to $3,810, or 30 cents per diluted share in fiscal 2007.

The following table summarizes our net revenue by product group and geography for fiscal 2008 and fiscal 2007:

	2008	2007

Peri-Strips	$17,653	$13,788
Biomaterial Patch Products	18,945	13,433
Devices for Microsurgery	7,749	5,439
Surgical Tools and Other	5,453	5,031

Total	$49,800	$37,691

Domestic	$42,190	$32,063
International	7,610	5,628

Total	$49,800	$37,691

The increase in net revenue in fiscal 2008 compared to the prior-year was primarily due to the following:

•	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $10,100; and

•	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenues by approximately $2,000.

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

Worldwide net revenue from Peri-Strips was $17,653 in fiscal 2008, an increase of 28% from $13,788 in fiscal 2007. The increase was driven by our direct sales force growing product sales and the increased international revenue resulting from the introduction of PSD Veritas into the European market, which began during the third quarter of fiscal 2007. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery. Included in the Peri-Strips product line was revenue from our two linear products: PSD Veritas, our remodelable buttress, and PSD Apex, our permanent buttress, as well as revenue from our PSD Veritas Circular buttress.

Revenue from biomaterial patch products increased $5,512 or 41% to $18,945 in fiscal 2008 from $13,433 in the last fiscal year. The introduction of Veritas into the hernia and chest wall repair markets drove approximately two-thirds of the increase. Additionally, a 12% increase in worldwide Tissue-Guard units sold and various worldwide hospital list price increases for certain of our products in the current year also contributed to the increase.

Revenue from devices for microsurgery was $7,749 in fiscal 2008, an increase of $2,310 or 42% from $5,439 in the year-ago period. The increase was attributable to the expansion of the direct sales force focused on devices for microsurgery, which has driven incremental unit growth across all products. The revenue growth was led by worldwide Coupler unit sales, which increased 41% in fiscal 2008 compared to fiscal 2007, as well as revenue from the S&T instrument product line. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.

Our surgical tools and other product line increased $422 or 8% to $5,453 in fiscal 2008, due primarily to various worldwide increases to hospital list prices for certain products within the product line.

Our gross margin increased four percentage points to 69% in fiscal 2008 from 65% during fiscal 2007, due primarily to the following factors:

•	Higher average list selling prices for certain of our products benefited the fiscal 2008 gross margin by approximately two percentage points.

•	Favorable sales mix (both product and geographic) benefited the fiscal 2008 gross margin by approximately one percentage point.

•	Improved utilization of production resources and increased production efficiencies improved the current year gross margin by approximately one percentage point.

Factors which may affect the gross margin include product and geographic mix of products sold, volume, product acquisitions and disposals, and other production activities. Accordingly, our gross margin may fluctuate from period to period based on variations in these factors.

Selling, general and administrative (“SG&A”) expense during fiscal 2008 was $23,702, an increase of $4,420 or 23% from SG&A expense of $19,282 in fiscal 2007. As a percentage of net revenue, SG&A expense was 48% in fiscal 2008 as compared to 51% in the prior-year period. The SG&A increase was driven by $3,640 of incremental sales and marketing costs, primarily attributable to the expansion of our direct sales force (which began in the third quarter of fiscal 2007 and was completed in the first quarter of fiscal 2008), various product initiatives and increased sales meeting, convention and related activities in the current year. The remainder of the increase was driven by increased general and administrative investment in new business development and technology.

In fiscal 2009, we expect to continue to expand the size of our sales force from 43 sales representatives to as many as 58 sales representatives by the end of fiscal 2009. In addition, we expect significant investment in post market clinical study activity in fiscal 2009 to provide data in support of our product lines in several market indications. As a result, we expect SG&A expense to increase significantly in fiscal 2009 as compared to fiscal 2008.

Research and development (“R&D”) expense totaled $3,248 during fiscal 2008, an increase of $628 or 24% from the prior-year period, driven by increased project activity during the current-year period. Fiscal 2008 R&D activities were primarily focused on expanding the indications for use of Veritas, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler.

In fiscal 2009, we expect R&D expense to increase compared to fiscal 2008 due to several activities, including research to support current indications for use of Veritas, explore potential opportunities for further expanding the indications for use of Veritas, improve the delivery system for our Peri-Strips products and advance the technology of the Coupler, among others. R&D expense fluctuates from period to period based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.

We recorded operating income from continuing operations of $7,194 in fiscal 2008, an improvement of $4,726 compared to operating income of $2,468 in fiscal 2007. Interest income was $2,077 in fiscal 2008, essentially flat compared with $2,092 in fiscal 2007. While we have a significantly higher investment balance due to the fiscal 2008 sale of our interventional business, lower market interest rates in the current year have resulted in essentially flat interest income in the current-year period.

We recorded a provision for income taxes in fiscal 2008 of $3,106 at an effective tax rate of 33.5%. In fiscal 2007, we recorded income tax expense of $1,268 at an effective rate of 28%. Our effective tax rate for fiscal 2008 was closer to the statutory federal tax rate due to a lower proportion of permanent items relative to taxable income in fiscal 2008 as compared to fiscal 2007. As of October 31, 2008, we recorded $147 in net current deferred income tax liabilities and $330 in net long-term deferred income tax assets.

During fiscal 2008, we recorded a net gain on sale of our interventional business of $5,340, which reflected a pre-tax gain of $11,423 and a tax provision of $6,083. Approximately $4,100 of book basis goodwill had a tax basis of $0, thereby resulting in a higher gain for tax purposes. The gain is subject to finalization of actual costs associated with the divestiture. Additionally in fiscal 2008, we recorded a net loss related to the operation of our discontinued operations of $20. Included within the net loss from discontinued operations was an operating loss of $30 and a benefit from income taxes of $10. In fiscal 2007, we recorded net income from discontinued operations of $518, comprised of operating income of $815 less a provision for income taxes of $297.

Operating Results — 2007 ($ in thousands except per share data)

Net revenue increased 36% during fiscal 2007 to $37,691 from $27,743 in fiscal 2006. Our operating income was $2,468 in fiscal 2007, compared to an operating loss of $3,226 in the prior year. The increase in profitability was due to higher revenues and gross margins, partially offset by increased operating expenses. Net income from continuing operations for fiscal 2007 was $3,292, or 26 cents per diluted share, as compared to a net loss of $862, or 7 cents per share during fiscal 2006. Net income in fiscal 2007, including results from discontinued operations, was $3,810 or 30 cents per diluted share, up from a net loss of $1,481, or 12 cents per share in fiscal 2006.

The following table summarizes our net revenue by product group and geography for fiscal 2007 and fiscal 2006:

	2007	2006

Peri-Strips	$13,788	$9,728
Biomaterial Patch Products	13,433	10,262
Devices for Microsurgery	5,439	3,845
Surgical Tools and Other	5,031	3,908

Total	$37,691	$27,743

Domestic	$32,063	$23,503
International	5,628	4,240

Total	$37,691	$27,743

The increase in net revenue in fiscal 2007 compared to the prior-year was primarily due to the following:

•	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $6,450;

•	Higher average net selling prices due to our transition to a direct sales force in the U.S. market (the “Transition”), which resulted in increased revenue of approximately $2,900; and

•	Other pricing increases in various worldwide hospital list prices for certain of our products resulted in increased revenue of approximately $600.

The increase in worldwide unit sales occurred across all product lines, and was attributable to our direct sales force growing product sales, as well as the Transition’s impact on the prior-year when several of our former distributors reduced their product purchases from us as they depleted their inventory levels of our products. Furthermore, the Transition was completed in December 2006, which resulted in sales at hospital list prices instead of distributor prices, and yielded higher average net selling prices in fiscal 2007.

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

Revenue from devices for microsurgery increased $1,594 or 41% to $5,439 in fiscal 2007, from $3,845 in fiscal 2006. Driving this increase were increased unit sales and pricing of the Coupler, as well as revenue from the S&T instrument product line.

Our gross margin increased six percentage points to 65% in fiscal 2007 from 59% during fiscal 2006, due to a number of factors:

•	Higher average net selling prices resulting from our Transition benefited the fiscal 2007 gross margin by approximately three percentage points.

•	Lower overhead rates due to higher production volumes and better utilization of manufacturing resources increased the current year margin by approximately two percentage points.

•	Favorable sales mix (both product and geographic) benefited the fiscal 2007 gross margin by approximately one percentage point.

SG&A expense during fiscal 2007 increased $1,756 or 10% to $19,282 from $17,526 in fiscal 2006. We incurred $2,086 in incremental sales and marketing costs during fiscal 2007, primarily attributable to the full-year costs of our direct sales force, the subsequent expansion of our direct sales force as well as marketing and medical education activities to support our direct sales force and various product initiatives.

R&D expense increased 23% during fiscal 2007 to $2,620 from $2,135 during fiscal 2006. The increase was related to the timing and nature of various ongoing projects, which primarily focused on expanding the product offering for our Peri-Strips circular stapler buttress, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler.

We recorded operating income from continuing operations of $2,468 in fiscal 2007, an improvement of $5,694 from an operating loss of $3,226 in fiscal 2006. The increase was primarily due to realizing the benefits of the direct sales force and moving beyond the transitional costs of the conversion to a direct sales force. Interest income increased to $2,092 in fiscal 2007 compared with $1,337 in the prior-year period, due to higher investment yields, a higher average investment balance and the fiscal 2007 shift from tax-exempt to higher yielding taxable investments.

Our effective tax rate for fiscal 2007 was 28%, and we recorded a provision for income taxes of $1,268 in fiscal 2007. Included within our provision in the current year was tax expense of $1,368 at an effective tax rate of 30%, as well as a benefit of $100 related to R&D credits from fiscal 2006 as the laws governing such credits were reinstated during the first quarter of fiscal 2007. In fiscal 2006, we recorded a benefit from income taxes of $1,027 at an effective tax rate of 55%.

In fiscal 2007, we recorded net income from discontinued operations of $518, comprised of operating income of $815 less a provision for income taxes of $297. In fiscal 2006, we recorded a net loss from discontinued operations of $619, comprised of an operating loss of $953 less a benefit from income taxes of $334.

Liquidity and Capital Resources ($ in thousands)

Cash, cash equivalents, investments and restricted cash totaled $74,788 as of October 31, 2008, an increase of $21,110 from $53,678 as of October 31, 2007. Included in the above, we have $19,345 of investments classified as non-current and $2,950 of restricted cash as of October 31, 2008. Working capital at October 31, 2008 and October 31, 2007 was $62,097 and $66,616, respectively. We have no long-term debt. We currently expect our cash on hand and cash from operations to be sufficient to cover both of our short- and long-term operating requirements, subject however, to numerous variables, including acquisition opportunities, research and development priorities and the growth and profitability of the business.

The increase in cash, cash equivalents, short- and long-term investments and restricted cash was driven by the sale of our interventional business. During fiscal 2008, we received cash proceeds of $30,440, of which $27,490 was recorded as cash and $2,950 as restricted cash, which has been placed in escrow subject to certain post-closing covenants and potential indemnification obligations. Partially offsetting the increase in cash in fiscal 2008 was the use of cash of $8,599 for income tax payments and $8,549 to repurchase stock under our announced share repurchase program.

Operating activities provided cash of $1,421 in fiscal 2008, as compared to providing cash of $8,519 during fiscal 2007. Cash flow from operating activities from continuing operations was approximately $5,700 in fiscal 2008, while operating cash flows from discontinued operations used cash of approximately $4,300. For fiscal 2008, net income of $11,485 was partially offset by income tax payments made of $8,599. Additionally, increased accounts receivables and inventories to support higher revenue levels also used cash of $627 and $634, respectively.

Investing activities provided cash of $42,720 during fiscal 2008 compared to using cash of $8,249 in the prior-year period. In fiscal 2008, we recorded net proceeds of $16,563 from the sale of investments, as compared to net purchases of $4,191 in the prior-year period, which were invested in our money market accounts and classified as cash equivalents on our balance sheet. We also recorded $30,440 in proceeds from the sale of the interventional business. As noted above, $2,950 of the sale proceeds were recorded as restricted cash. We also recorded $990 in purchases of property, plant and equipment in fiscal 2008, compared to purchases of $1,747 in fiscal 2007.

Financing activities used cash of $6,824 during fiscal 2008. $8,549 of cash was used to repurchase 504,167 shares of common stock, partially offset by $1,725 of proceeds from equity-based compensation plans. Financing activities provided cash of $2,255 in the prior-year period, primarily from proceeds from equity-based compensation plans.

At October 31, 2008, we held six auction rate securities (“ARS”) with a par value of $9,000. Five of the six ARS we own are governed under the complex requirements of the Regulation Triple-X reinsurance trust and backed by the securitization of life insurance premiums. These five securities are further backed by monoline insurance. The other ARS we own is secured as a senior debt obligation of the issuer, which is a financial services company that offers credit risk protection on structured financial assets in the form of credit derivatives.

During fiscal 2008, the auctions for all of our ARS continued to fail, which occurs when there is not enough demand to sell all of the securities holders desired to sell at auction. The immediate effect of a failed auction means such holders cannot sell the securities at auction and the interest rate on the security resets to a contractual maximum rate. At October 31, 2008, these investments were not liquid and in the event we need to access these funds, we will not be able to do so without significant loss of principal, unless a future auction on these investments is successful, the broker dealer redeems the securities or the securities mature. Since August 2008, several issuing and distributing ARS dealers have announced settlement agreements with various government agencies whereby the dealers plan to repurchase their customers ARS at par over an extended time period. Our third-party broker dealer has not publicly stated their intentions, if any, to repurchase any of their clients’ ARS, but has acknowledged they are currently working with various state government agencies regarding their customers’ ARS as of October 31, 2008.

As of October 31, 2008, our third-party broker dealer had not provided an estimate of fair value for our ARS, and there was no observable ARS market information available to us. In the absence of such information, and taking into account the recent volatility in the overall investment markets, we performed a valuation assessment to provide a fair value estimate of our ARS as of October 31, 2008. Based on the valuation assessment of fair value for our ARS, we recorded a temporary impairment of $2,429 related to our ARS investments of $9,000 (par value) as of October 31, 2008.

We have no reason to believe that any of the underlying issuers or the third-party insurers of our ARS are presently at risk of default. However, the fair value of our investment in ARS could change significantly and we may be required to record additional temporary ARS impairment, or any impairment could become “other than temporary” in the future based on market conditions and continued uncertainties in the credit markets as well as other facts and circumstances. Through December 31, 2008, we have continued to receive interest payments on the ARS in accordance with their terms. We currently believe we will ultimately be able to liquidate our investments without significant loss of principal primarily due to the collateral and third-party insurance securing most of the ARS, and any potential settlement plans by our broker to redeem its customers’ ARS. However, it could take until final maturity of our ARS (with a current weighted average maturity of 27 years) to realize our investments’ par value. Due to the ongoing uncertainties involving our ARS, we believe the recovery period for these investments is likely to be longer than 12 months and have classified these investments as long-term as of October 31, 2008.

Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

The following table summarizes our contractual obligations and operating leases. For more information, see Note 8 to our Consolidated Financial Statements. Our commitments under these obligations are as follows for the year ending October 31:

	2009	2010	2011	2012	Thereafter	Total

Operating leases	$791	$786	$766	$738	$844	$3,925

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

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its consolidated operating results and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure most financial instruments at fair value if desired. It may be applied on a case by case basis and is irrevocable once applied to that case. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. SFAS No. 159 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined if it will adopt SFAS No. 159, and if the Company does adopt SFAS No. 159, what impact, if any, it would have on our consolidated operating results and financial condition.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS 141R changes how a reporting enterprise will account for the acquisition of a business in fiscal years beginning after December 15, 2008. When effective, SFAS No. 141R will replace SFAS No. 141 in its entirety. SFAS 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited. The Company expects to adopt SFAS 141R on November 1, 2009, and has not yet determined if the adoption of SFAS 141R will have a material impact on its operating results and financial condition.

Critical Accounting Policies

Investments:  Our investments consist of tax-exempt municipal bond investments and taxable and tax-exempt auction rate securities. Our investment policy seeks to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. We account for all of our investments as “available-for-sale” and report these investments at fair value, with unrealized gains and losses excluded from earnings and reported in “Accumulated Other Comprehensive Income (Loss),” a component of stockholders’ equity. At October 31, 2008, we recorded a temporary impairment of $2,429 on the valuation of our ARS, along with an unrealized gain on other investments of $22, which was reflected as an Accumulated Other Comprehensive Loss of $2,407 at October 31, 2008. See Note 6 to the consolidated financial statements included in this report on Form 10-K for additional investment information.

We review our impairments in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As indicated above, we believe that the impairment of our ARS is temporary as of October 31, 2008.

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

Goodwill and Other Intangible Assets:  We account for goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and indefinite-lived intangible assets are reviewed annually for impairment, and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and other intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets for the years ended October 31, 2008, 2007 and 2006. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

SFAS No. 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and other intangible assets within the reporting unit is less than their carrying value. If the carrying amount of the goodwill and other intangible assets exceeds their fair value, an impairment loss is recognized. See Note 4 to the consolidated financial statements included in this report on Form 10-K for additional intangible asset information.

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

Income Taxes:  We account for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes (“temporary differences”). Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 7 to the consolidated financial statements in this Report on Form 10-K for a summary of our temporary differences.

Effective November 1, 2007, we adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The implementation of FIN 48 did not have a material impact on our consolidated financial statements.

Derivative Instruments and Hedging Activities:  We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk

At October 31, 2008, we had $9,000 (par value) invested in auction rate securities of various issuers that had experienced auction failures, meaning that interested sellers of the securities were unable to liquidate their investment. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. Therefore, we are unable to access the principal that we invested in these securities, and may not be able to do so for some time. The fair value of these securities was estimated at $6,571 at October 31, 2008, resulting in an impairment charge of $2,429. We believe the fair value estimate and impairment charge to be reasonable based on valuations performed. The fair value of our investment in these investments could change significantly in the future, as could the classification of the impairment as temporary, based on market conditions and continued uncertainties in the financial markets.

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

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Synovis Life Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Synovis Life Technologies, Inc. and Subsidiaries (the “Company”) as of October 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended October 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synovis Life Technologies, Inc. and Subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48; Accounting for Uncertainty in Income Taxes, effective November 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synovis Life Technologies Inc. and Subsidiaries’ internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated January 5, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Grant Thornton LLP
Minneapolis, MN
January 5, 2009

Board of Directors and Shareholders
Synovis Life Technologies, Inc.

We have audited Synovis Life Technologies, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Synovis Life Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synovis Life Technologies, Inc. and Subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows and financial statement schedule for each of the two years in the period ended October 31, 2008, and our report dated January 5, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

Grant Thornton LLP
Minneapolis, MN
January 5, 2009

To the Board of Directors and Shareholders of Synovis Life Technologies, Inc.:

We have audited the accompanying consolidated statement of operations, shareholders’ equity, and cash flows for the year ended October 31, 2006, of Synovis Life Technologies, Inc. and Subsidiaries (the “Company”). Our audit also included the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements presents fairly, in all material respects the results of operations and cash flows for the year ended October 31, 2006 of Synovis Life Technologies, Inc. and Subsidiaries, are in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements for the year ended October 31, 2006 have been retrospectively adjusted for discontinued operations.

As discussed in Note 9 to the consolidated financial statements, effective November 1, 2005, the Company changed its method of accounting for stock-based compensation by adopting Statement of Financial Accounting Standards No. 123(R).

Deloitte & Touche LLP
Minneapolis, Minnesota
December 15, 2006
(January 5, 2009 as to the effects of the reclassification discussed in Note 2)

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended October 31,
	2008	2007	2006
	(In thousands, except
	per share data)

Net revenue	$49,800	$37,691	$27,743
Cost of revenue	15,656	13,321	11,308

Gross margin	34,144	24,370	16,435

Operating expenses:
Selling, general and administrative	23,702	19,282	17,526
Research and development	3,248	2,620	2,135

Operating expenses	26,950	21,902	19,661

Operating income (loss)	7,194	2,468	(3,226)
Interest income	2,077	2,092	1,337

Income (loss) from continuing operations before provision for (benefit from) income taxes	9,271	4,560	(1,889)
Provision for (benefit from) income taxes	3,106	1,268	(1,027)

Net income (loss) from continuing operations	6,165	3,292	(862)

Discontinued operations:
Income (loss) from operations of discontinued business, net of tax provision (benefit) of ($10), $297, and ($334), respectively	(20)	518	(619)
Gain on sale of discontinued operations, net of taxes of $6,083	5,340	—	—

Net income (loss)	$11,485	$3,810	$(1,481)

Basic earnings (loss) per share:
Continuing operations	$0.50	$0.27	$(0.07)
Discontinued operations	0.43	0.04	(0.05)

Basic earnings (loss) per share	$0.93	$0.31	$(0.12)

Diluted earnings (loss) per share:
Continuing operations	$0.48	$0.26	$(0.07)
Discontinued operations	0.42	0.04	(0.05)

Diluted earnings (loss) per share	$0.90	$0.30	$(0.12)

Weighted average common shares outstanding:
Basic	12,395	12,225	12,004
Diluted	12,721	12,528	12,004

The accompanying notes are an integral part of the consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$46,895	$9,578
Restricted cash	2,950	—
Short-term investments	5,598	44,100
Accounts receivable, net	6,071	5,094
Inventories	5,733	4,900
Deferred income tax asset, net	—	805
Other current assets	2,390	942
Current assets — discontinued operations	—	8,921

Total current assets	69,637	74,340

Investments, net	19,345	—
Property, plant and equipment, net	2,931	3,279
Goodwill	3,283	2,985
Other intangible assets, net	1,875	2,271
Deferred income tax asset, net	330	676
Other assets — discontinued operations	—	11,126

Total assets	$97,401	$94,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,325	$1,033
Accrued expenses	5,843	3,388
Deferred income tax liability, net	147	—
Current liabilities — discontinued operations	225	3,303

Total current liabilities	7,540	7,724

Total liabilities	7,540	7,724

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of October 31, 2008 and 2007	—	—
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 12,018,670 and 12,359,302 as of October 31, 2008 and 2007, respectively	120	124
Additional paid-in capital	72,181	78,347
Accumulated other comprehensive loss	(2,407)	—
Retained earnings	19,967	8,482

Total shareholders’ equity	89,861	86,953

Total liabilities and shareholders’ equity	$97,401	$94,677

The accompanying notes are an integral part of the consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Par Value	Capital	Income (Loss)	Earnings	Total
	(In thousands, except share data)

Balance as of October 31, 2005	11,933,628	$119	$74,070	$—	$6,153	$80,342

Stock option exercises, including tax benefit	152,034	2	763	—	—	765
Employee Stock Purchase Plan activity	15,591	—	131	—	—	131
Stock-based compensation expense	—	—	168	—	—	168
Net and comprehensive loss	—	—	—	—	(1,481)	(1,481)

Balance as of October 31, 2006	12,101,253	121	75,132	—	4,672	79,925

Stock option exercises, including tax benefit	250,283	3	2,562	—	—	2,565
Employee Stock Purchase Plan activity	7,766	—	114	—	—	114
Stock-based compensation expense	—	—	539	—	—	539
Net and comprehensive income	—	—	—	—	3,810	3,810

Balance as of October 31, 2007	12,359,302	124	78,347	—	8,482	86,953

Stock option exercises, including tax benefit	158,635	1	1,789	—	—	1,790
Employee Stock Purchase Plan activity	4,900	—	80	—	—	80
Repurchase of the Company’s common stock	(504,167)	(5)	(8,544)	—	—	(8,549)
Stock-based compensation expense	—	—	509	—	—	509
Comprehensive income:
Net unrealized loss on investments	—	—	—	(2,407)	—	(2,407)
Net income	—	—	—	—	11,485	11,485

Comprehensive income	—	—	—	—	—	9,078

Balance as of October 31, 2008	12,018,670	$120	$72,181	$(2,407)	$19,967	$89,861

The accompanying notes are an integral part of the consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	October 31,
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,485	$3,810	$(1,481)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of interventional business	(5,340)	—	—
Depreciation and amortization of property, plant and equipment	1,897	3,905	3,373
Amortization of intangible assets	462	482	449
Amortization of investment premium, net	187	17	203
Loss (gain) on sale or disposal of manufacturing equipment	10	(5)	19
Provision for uncollectible accounts	134	94	453
Stock-based compensation	509	539	168
Tax benefit from stock option exercises	145	424	—
Deferred income taxes	644	73	(1,669)

Changes in operating assets and liabilities:
Accounts receivable	(627)	(2,118)	826
Inventories	(634)	(1,392)	1,910
Other current assets	(1,447)	631	97
Accounts payable	(381)	480	(1,237)
Accrued expenses	(5,623)	1,579	721

Net cash provided by operating activities	1,421	8,519	3,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(990)	(1,747)	(1,614)
Investments in patents and trademarks	(46)	(68)	(96)
Proceeds from sale of interventional business	30,440	—	—
Increase in restricted cash	(2,950)	—	—
Purchase of 4Closuretm Surgical Fascia Closure System	—	(2,056)	—
Purchases of investments	(60,019)	(46,546)	(20,667)
Redemptions of investments	76,582	42,355	16,666
Other	(297)	(187)	(147)

Net cash provided by (used in) investing activities	42,720	(8,249)	(5,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans	1,429	1,880	896
Repurchase of the Company’s common stock	(8,549)	—	—
Excess tax benefit of stock option exercises	296	375	—

Net cash (used in) provided by financing activities	(6,824)	2,255	896

Net change in cash and cash equivalents	37,317	2,525	(1,130)
Cash and cash equivalents at beginning of year	9,578	7,053	8,183

Cash and cash equivalents at end of year	$46,895	$9,578	$7,053

The accompanying notes are an integral part of the consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Description and Summary of Significant Accounting Policies (in thousands):

Synovis Life Technologies, Inc. (“Synovis” or the “Company”) is a diversified medical device company engaged in developing, manufacturing, marketing and selling implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, improve patient outcomes and reduce health care costs. Our products serve a wide array of medical markets, including general surgery, bariatric, vascular, cardiac, thoracic, neurological and microsurgery.

As discussed in Note 2 to our consolidated financial statements, the Company completed the sale of substantially all of the assets of its interventional business on January 31, 2008. The pre-tax gain on the sale totaled $11,423. Income taxes recorded on the gain were $6,083, resulting in a net gain of $5,340. The Company also recorded a net loss related to the operation of discontinued operations in fiscal 2008 of $20.

Basis of Consolidation:  The consolidated financial statements include the accounts of Synovis Life Technologies, Inc. and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

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

Investments:  Our investments consist of tax-exempt municipal bond investments and taxable and tax-exempt auction rate securities. Our investment policy is to seek to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. We account for all of our investments as “available-for-sale” and report these investments at fair value, with unrealized gains and losses excluded from earnings and reported in “Accumulated Other Comprehensive Income,” a component of stockholders’ equity. At October 31, 2008, we recorded a temporary impairment of $2,429 on the valuation of our auction rate securities (“ARS”), along with an unrealized gain on other investments of $22, which were reflected net as an Accumulated Other Comprehensive Loss of $2,407 at October 31, 2008. See Note 6 to the consolidated financial statements included in this report on Form 10-K for additional investment information.

The Company reviews its impairments in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As indicated above, the Company believes that the impairment of the ARS is temporary.

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

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangible Assets:  The Company accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and indefinite-lived intangible assets are reviewed annually for impairment, and between annual test dates in certain circumstances. The Company performs an annual impairment test for goodwill and other intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and other intangible assets for the years ended October 31, 2008, 2007 and 2006. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

SFAS No. 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and other intangible assets within the reporting unit is less than their carrying value. If the carrying amount of the goodwill and other intangible assets exceeds their fair value, an impairment loss is recognized. See Note 4 to the consolidated financial statements included in this report on Form 10-K for additional intangible asset information.

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

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes:  The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes (“temporary differences”). Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 7 to the consolidated financial statements in this Report on Form 10-K for a summary of our temporary differences.

Effective November 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The implementation of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

Net Earnings (Loss) Per Share:  Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding, while diluted EPS is computed based on the weighted average number of common shares outstanding adjusted by the weighted average number of additional shares that would have been outstanding had the potential dilutive common shares been issued. Potential dilutive shares of common stock include stock options and other stock-based awards granted under the Company’s stock-based compensation plans, when their impact is not anti-dilutive. See Note 10 for additional earnings per share information.

Stock-Based Compensation:  Effective November 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), requiring the Company to recognize expense related to the fair value of the Company’s stock-based compensation awards. See Note 9 for additional stock-based compensation information.

Recent Accounting Standards:

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

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure most financial instruments at fair value if desired. It may be applied on a case by case basis and is irrevocable once applied to that case. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. SFAS No. 159 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined if it will adopt SFAS No. 159, and if the Company does adopt SFAS No. 159, what impact, if any, it would have on our consolidated operating results and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R changes how a reporting enterprise will account for the acquisition of a business in fiscal years beginning after December 15, 2008. When effective, SFAS No. 141R will replace SFAS No. 141 in its entirety. SFAS No. 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited. The Company expects to adopt SFAS 141R on November 1, 2009, and has not yet determined if the adoption of SFAS 141R will have a material impact on its operating results and financial condition.

Reclassifications:  Certain reclassifications have been made to the fiscal 2006 and fiscal 2007 consolidated financial statements to conform with the fiscal 2008 presentation. These reclassifications had no effect on net income or earnings per share.

2.	Discontinued Operations (in thousands):

On January 31, 2008, the Company completed its sale of substantially all of the assets of Synovis’ interventional business to Heraeus Vadnais, Inc. and its related entities (“Heraeus”), pursuant to an Asset Purchase Agreement dated January 8, 2008. Synovis’ interventional business developed and manufactured metal and polymer components and assemblies used in or with implantable or minimally invasive devices for cardiac rhythm management, neurostimulation, vascular and other procedures, and had facilities located in Lino Lakes, Minnesota and Dorado, Puerto Rico. The decision to sell the interventional business resulted from the Company’s determination to focus its attention and resources on opportunities in its surgical markets.

The primary terms of the sale included the following:

•	Heraeus paid Synovis $30,440 in cash (the “Purchase Price”) for substantially all of the assets (including receivables, inventory, fixed assets and intellectual property) and assumed certain operating liabilities of the interventional business. This was comprised of an initial payment of $29,500 on January 31, 2008, plus a working capital adjustment payment of $940, which was received by the Company during our second quarter of fiscal 2008.

•	$2,950 of the Purchase Price was placed in escrow until July 31, 2009 to cover certain post-closing covenants and potential indemnification obligations. The escrow amount is included in our net gain from the sale, and is recorded as restricted cash on our balance sheet as of October 31, 2008.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded a pretax gain of $11,423 and a provision for income taxes of $6,083, resulting in a net gain on sale of $5,340. The net gain was computed as follows:

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

Operating results related to the divested operations for fiscal 2008, fiscal 2007 and fiscal 2006 have been reclassified and are presented in the Company’s consolidated statements of operations as discontinued operations, as summarized below:

	For the Fiscal Years Ended October 31,
	2008	2007	2006

Net revenue	$7,907	$30,183	$28,092
Cost of revenue	6,361	23,265	22,879

Gross margin	1,546	6,918	5,213
Operating expenses	1,576	6,103	6,166

Operating income (loss) from discontinued operations	(30)	815	(953)
Provision for (benefit from) income taxes	(10)	297	(334)

Net income (loss) from discontinued operations	$(20)	$518	$(619)

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities related to the divested operations have been reclassified and presented as discontinued operations in our consolidated balance sheet at October 31, 2007 as follows:

Accounts receivable	$3,670
Inventories	5,082
Other current assets	169

Current assets — discontinued operations	$8,921

Property, plant and equipment	$6,836
Goodwill	4,093
Other intangible assets	197

Other assets — discontinued operations	$11,126

Accounts payable	$1,036
Accrued expenses	2,267

Current liabilities — discontinued operations	$3,303

3.	Acquisition of Business (in thousands):

In April 2007, the Company purchased the 4Closuretm Surgical Fascia Closure System (“4Closure System”) from Fascia Closure Systems, LLC. The 4Closure System is a device and operating method for closure of punctures in the fascia, a layer of connective tissue on the inner surface of the chest or abdominal wall, following laparoscopic procedures which use larger diameter operating ports or trocars. The device is authorized for sale in the United States and has a patent pending. The purchase price was a cash payment of $2,000 plus certain additional milestone payments of $500 each to be paid upon achieving cumulative net sales of the 4Closure System equal to $2,500, $5,000, $7,500, $10,000 and $12,500. In addition, a royalty payment will be paid in the amount of 5 percent of net sales of the 4Closure System through April 2019.

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

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Supplemental Financial Statement Information (in thousands):

Since our sale of our former interventional business segment on January 31, 2008, we operate as one segment as a developer, manufacturer and seller of medical devices.

	As of October 31,
	2008	2007

Accounts receivable, net:
Trade receivables	$6,341	$5,267
Allowance for doubtful accounts	(270)	(173)

	$6,071	$5,094

Inventories:
Finished goods	$1,660	$1,597
Work in process	2,932	2,366
Raw materials	1,141	937

	$5,733	$4,900

Property, plant and equipment, net:
Furniture, fixtures, and computer equipment	$3,204	$3,008
Manufacturing equipment	4,427	3,902
Leasehold improvements	2,889	2,826
Equipment in process	489	362
Accumulated depreciation and amortization	(8,078)	(6,819)

	$2,931	$3,279

Accrued expenses:
Payroll, employee benefits and related taxes	$3,282	$2,235
Accrued stock buyback purchases	1,154	—
Other accrued expenses	1,407	1,153

	$5,843	$3,388

Supplemental Cash Flow Information:  Income tax payments made by the Company totaled $8,599, $566 and $33 for the years ended October 31, 2008, 2007 and 2006, respectively. Income tax refunds received by the Company totaled $95 and $32 in fiscal 2008 and fiscal 2007, respectively. The Company recorded $115 and $40 in accounts payable at October 31, 2008 and 2007, respectively, for equipment purchases made during the year then ended.

The following table summarizes the Company’s amortizable intangible assets as of:

	October 31, 2008
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period

Patents and trademarks	$1,182	$515	13.8 years
Developed technology	1,952	945	10.0 years
Non-competes and other	700	499	5.6 years

Total	$3,834	$1,959

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 31, 2007
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period

Patents and trademarks	$1,141	$403	13.7 years
Developed technology	1,952	750	10.0 years
Non-competes and other	700	369	5.6 years

Total	$3,793	$1,522

Amortization expense for the intangible assets listed above was $437 and $376 in fiscal 2008 and 2007, respectively.

The Company’s estimated amortization expense for each of the next five years is expected to be approximately $375 per year based on the current amortizable intangible assets owned by the Company.

5.	Supplemental Net Revenue Information (in thousands):

The following table summarizes net revenues by product line for the years ended October 31:

Net Revenues by Product Line:	2008	2007	2006

Peri-Strips	$17,653	$13,788	$9,728
Other Biomaterial Products	18,945	13,433	10,262
Devices for Microsurgery	7,749	5,439	3,845
Surgical Tools and Other	5,453	5,031	3,908

Total	$49,800	$37,691	$27,743

Substantially all of the Company’s international net revenues are negotiated, invoiced and paid in U.S. dollars. The following table summarizes international net revenues by geographic area as of and for the years ended October 31:

International Net Revenues by Geographic Area:	2008	2007	2006

Europe	$5,346	$3,879	$2,775
Asia and Pacific region	1,019	668	862
Canada	699	643	499
Other	546	438	104

Total	$7,610	$5,628	$4,240

Percent of total net revenue	15%	15%	15%

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investments (in thousands):

The following table summarizes the Company’s cash, cash equivalents and investments at October 31, 2008 and 2007:

	October 31, 2008
		Unrealized	Estimated
	Amortized	Gain	Fair
	Cost	(Loss)	Value

Cash	$3,498	$—	$3,498
Money Market Funds	28,510	—	28,510
Variable Rate Demand Notes	17,837	—	17,837
Municipal Bonds	18,350	22	18,372
Auction Rate Securities	9,000	(2,429)	6,571

Total	$77,195	$(2,407)	$74,788

Cash and cash equivalents	$46,895	—	$46,894
Restricted cash	2,950	—	2,950
Short-term investments	5,582	16	5,598
Long-term investments	21,768	(2,423)	19,345

Total	$77,195	$(2,407)	$74,788

	October 31, 2007
		Unrealized Gain
	Amortized Cost	(Loss)	Estimated Fair Value

Cash	$6,156	$—	$6,156
Money Market Funds	3,422	—	3,422
Auction Rate Securities	44,100	—	44,100

Total	$53,678	$—	$53,678

Cash and cash equivalents	$9,578		$9,578
Short-term investments	44,100	—	44,100

Total	$53,678	$—	$53,678

At October 31, 2008, the Company’s long-term municipal bond investments mature during fiscal 2010 while the auction rate securities have varying maturity dates from 2025 to 2050.

At October 31, 2008, the Company’s investments included six auction rate securities (“ARS”) with a par value of $9,000. Five of the six ARS owned by the Company are governed under the complex requirements of the Regulation Triple-X reinsurance trust and backed by the securitization of life insurance premiums. These five securities are further backed by monoline insurance. The other ARS owned by the Company is secured as a senior debt obligation of the issuer, which is a financial services company that offers credit risk protection on structured financial assets in the form of credit derivatives.

During fiscal 2008, the auctions for all of Synovis’ ARS continued to fail, which occurs when there is not enough demand to sell all of the securities holders desired to sell at auction. The immediate effect of a failed auction means such holders cannot sell the securities at auction and the interest rate on the security resets to a contractual maximum rate. At October 31, 2008, the ARS investments were not liquid and in the event the Company would need to access these funds, will not be able to do so without significant loss of principal, unless a future auction on these investments is successful, the broker dealer redeems the securities or the securities mature. Since August 2008, several issuing and distributing ARS dealers have announced settlement

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements with various government agencies whereby the dealers plan to repurchase their customers ARS at par over an extended time period. Synovis’ third-party broker dealer has not publicly stated their intentions, if any, to repurchase any of their clients’ ARS, but has acknowledged they are currently working with various state government agencies regarding their customers’ ARS as of October 31, 2008.

As of October 31, 2008, the Company’s third-party broker dealer had not provided an estimate of fair value for our ARS, and there was no observable ARS market information available. In the absence of such information, and taking into account the recent volatility in the overall investment markets, the Company performed a valuation assessment to provide a fair value estimate of its ARS as of October 31, 2008. Based on the valuation assessments of fair value for our ARS, the Company recorded a temporary impairment of $2,429 related to its ARS investments of $9,000 (par value) as of October 31, 2008.

The Company has no reason to believe that any of the underlying issuers or the third-party insurers of its ARS are presently at risk of default. However, the fair value of the ARS investment could change significantly and the Company may be required to record additional temporary ARS impairment, or any impairment could become “other than temporary” in the future based on market conditions and continued uncertainties in the credit markets as well as other facts and circumstances. Through December 31, 2008, the Company has continued to receive interest payments on the ARS in accordance with their terms. Management currently believes they will ultimately be able to liquidate its investments without significant loss of principal primarily due to the collateral and third-party insurance securing most of the ARS, and any potential settlement plans by the Company’s broker to redeem its customers’ ARS. However, it could take until final maturity of its ARS (with a current weighted average maturity of 27 years) to realize our investments’ par value. Due to the ongoing uncertainties involving the Company’s ARS, management believes the recovery period for these investments is likely to be longer than 12 months and have classified these investments as long-term as of October 31, 2008.

7.	Income Taxes (in thousands):

Provision For (Benefit From) Income Taxes:

	For the Fiscal Years Ended
	October 31,
	2008	2007	2006

Current:
Federal	$2,509	$1,076	$149
State	96	66	56

	2,605	1,142	205

Deferred:
Federal	351	298	(1,115)
State	150	(172)	(117)

	501	126	(1,232)

Total	$3,106	$1,268	$(1,027)

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Effective Income Tax Rate:

	For the Fiscal Years Ended October 31,
	2008	2007	2006

Income (loss) before income taxes	$9,271	$4,560	$(1,889)

Statutory federal rate	3,245	1,550	(642)
State taxes, net of federal benefit	228	123	(22)
Tax exempt interest	(147)	(265)	(407)
Other permanent differences	(45)	142	107
Research and development credits	(175)	(282)	(63)

Provision for (benefit from) income taxes	$3,106	$1,265	$(1,027)

Components of Deferred Income Tax Assets:

	As of October 31,
	2008	2007

Inventory	$304	$437
Rate differential on foreign operations	—	162
Deferred gain on sale due to escrow	(550)	—
Other, net	99	206

Net current deferred income tax (liabilities) assets	(147)	805

Depreciation	182	(296)
Stock-based compensation book expense	252	150
Intangible asset amortization	(104)	(168)
Temporary impairment of investments	885	—
Foreign tax credits	113	159
Valuation allowance	(998)	—
Research and development credit carryforwards	—	696
AMT credits and net operating loss carryforwards	—	135

Net long-term deferred income tax assets	330	676

Net deferred income tax assets	$183	$1,481

$797 of our deferred tax asset as of October 31, 2007 was utilized upon the sale of the Company’s former interventional business in fiscal 2008. A net tax receivable of $957 was recorded at October 31, 2008, as compared to a net tax payable of $128 at October 31, 2007. A tax benefit of $441, $799 and $0 related to the exercise of stock options was recorded to additional paid-in capital in fiscal 2008, 2007 and 2006, respectively.

In fiscal 2008, the Company recorded a valuation allowance for the deferred tax asset related to its foreign tax credit, as the Company does not presently believe it will have sufficient foreign income in the future to utilize the asset following the sale of the interventional business. The Company also recorded a valuation allowance for the deferred tax asset related to the temporary impairment of investments as the impairment was recorded to other comprehensive income (loss). As a result of these valuation provisions our valuation allowance for deferred income taxes increased $998 in fiscal 2008. Management expects to fully utilize all other remaining net deferred tax assets against future taxable income.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.

The Company is subject to income taxes in the US Federal jurisdiction, Minnesota, Puerto Rico and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations by tax authorities for the fiscal years ended before October 30, 2005. The Company is not currently under examination by any taxing jurisdiction.

At October 31, 2008, we had unrecognized tax benefits of $387. If recognized, these benefits would favorably impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of November 1, 2007	$401
Increases for current period tax positions	42
Decreases for lapses in applicable statute of limitations	(56)

Balance as of October 31, 2008	$387

Our policy is to include interest and penalties related to our tax contingencies in income tax expense.

8.	Commitments and Contingencies (in thousands):

Operating Leases:  The Company is committed under non-cancelable operating leases for its office and production facilities. At October 31, 2008, the remaining terms on the leases range from three to six years. In addition to base rent charges, the Company also pays apportioned real estate taxes and common costs on its St. Paul leased facility. Total facilities rent expense, including real estate taxes and common costs, was $1,038, $1,032 and $1,025 for the years ended October 31, 2008, 2007 and 2006, respectively.

As of October 31, 2008, future minimum lease payments, excluding real estate taxes and common costs, due under existing non-cancelable operating leases are as follows:

Fiscal Years Ended October 31,

2009	$791
2010	786
2011	766
2012	738
2013	724
2014	120

$3,925

Royalties:  The Company incurred royalty expense, primarily related to revenue from Peri-Strips, of approximately $696, $604 and $541 for the years ended October 31, 2008, 2007 and 2006, respectively, which is included in cost of revenue.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments:  The Company is obligated to pay an earnout to the sole selling shareholder of a previous acquisition up to a cumulative total of $1,350 based on 5% of related product revenues through 2010 which will be recorded as additional goodwill. Such payments were approximately $333, $230 and $158 for the years ended October 31, 2008, 2007 and 2006, respectively. Cumulative payments made through October 31, 2008 total $1,046.

9.	Shareholders’ Equity (in thousands except share and per share data):

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

Stock-Based Compensation:  The Company’s current stock-based compensation plans consist of its 2006 Stock Incentive Plan (the “2006 Plan”) and an Employee Stock Purchase Plan (“ESPP”). Under the 2006 Plan, the Company is authorized to issue up to 1,000,000 shares of its common stock, plus certain shares becoming available under its prior 1995 Stock Incentive Plan or issued or assumed by the Company in certain merger or acquisition transactions, pursuant to incentive awards granted under the plan.. At October 31, 2008, 638,486 shares remained available for grant under the 2006 Plan. Under the ESPP, the Company is authorized to sell and issue up to 300,000 shares of its common stock to its employees. At October 31, 2008, a total of 19,395 shares remained available for issuance under the ESPP.

The 2006 Plan was approved by the Company’s shareholders in February 2006. The 2006 Plan permits the Company to grant incentive stock options, non-qualified stock options and other share-based awards to eligible recipients for up to one million shares of its common stock, plus the number of shares or awards outstanding under our prior 1995 Stock Incentive Plan as of its expiration which are subsequently cancelled or forfeited. The grant price of an option under the 2006 Plan may not be less than the fair market value of the common stock subject to the option as of the grant date. The term of any options granted under the 2006 Plan may not exceed seven years from the date of grant. As of October 31, 2008, 562,542 stock options have been granted under the 2006 Plan.

The Company recognizes expense related to the fair value of our stock-based compensation awards using the provisions of SFAS No. 123R. The Company recognized compensation expense for stock options on a straight-line basis over the requisite service period of all stock-based compensation awards granted to, but not yet vested as of the November 1, 2005 adoption date of SFAS No. 123R. Total stock-based compensation expense included in the Company’s statements of operations for the years ended October 31, 2008, 2007 and 2006 was $509 ($405, net of tax), $539 ($450, net of tax) and $168 ($106, net of tax), respectively.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimated the fair values of its stock options using the Black-Scholes option-pricing model. During the fiscal year ended October 31, 2006, the Company did not grant any stock options, and thus, did not use an option-pricing model. The Black-Scholes option valuation weighted average assumptions used in the valuation of stock options for the fiscal years ended October 31, 2008 and 2007 were as follows:

	2008	2007

Risk-free rate(1)	2.7%	4.6%
Expected dividend yield	None	None
Expected stock volatility(2)	46%	50%
Expected life of stock options(3)	2.8 years	3.5 years
Fair value per option	$5.21 — $6.39	$3.08 — $5.53
Forfeiture rate	8%	8%

(1)	Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

(2)	Expected stock price volatility is based on the Company’s historical volatility over a period generally consistent with the expected term of our stock options.

(3)	Expected life of stock options is to half of the sum of the option term and the vesting term.

As of October 31, 2008, there was $532 of unrecognized compensation expense related to nonvested stock options that is expected to be recognized over a weighted average period of approximately one year.

Stock Options:  The exercise price of each stock option equals 100% of the market price of the Company’s stock on the date of grant and has a maximum term ranging from 7 to 10 years. Stock options granted to non-employee directors and employees generally vest ratably over three years. A summary of the status of the Company’s stock options for the years ended October 31 is as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	906,538	$8.84	683,916	$9.24	919,199	$8.54
Granted	28,682	18.75	533,860	7.58	—	—
Exercised	(158,635)	8.50	(250,283)	7.05	(152,034)	5.03
Cancelled	(86,824)	8.93	(60,955)	9.59	(83,249)	9.17

Outstanding at end of year	689,761	$9.32	906,538	$8.84	683,916	$9.24

Options exercisable at end of year	513,625	$9.56	539,557	$9.70	647,916	$9.12

The total intrinsic value of options exercised during the fiscal year ended October 31, 2008, 2007 and 2006 was $1,631, $1,871 and $627, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of October 31, 2008 was $4,166.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at October 31, 2008:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining		Exercise
	Number of	Average	Contractual	Number of	Price of
	Options	Exercise	Life	Options	Exercisable
Range of Prices	Outstanding	Price	(Years)	Exercisable	Options

$ 2.59 – $ 6.00	14,400	$5.91	2.26	14,400	$5.91
7.50 – 7.50	387,734	7.50	2.98	230,131	7.50
8.27 – 10.75	181,608	9.97	2.40	181,608	9.97
10.92 – 25.07	106,019	15.33	4.44	87,486	14.74

$ 2.59 – $25.07	689,761	$9.32	3.04	513,625	$9.56

Employee Stock Purchase Plan:  The Company sponsors an ESPP under which 300,000 shares of common stock were reserved for future issuance. The ESPP was established to enable employees of the Company to invest in Company stock through payroll deductions. Shares are available to employees to purchase shares of stock at a price equal to 95% of the fair market value of the stock on the last day of each offering period. There were 4,900, 7,766 and 15,591 shares purchased through the ESPP in fiscal 2008, 2007 and 2006, respectively.

Repurchase of Common Shares:  On May 28, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to 1,000,000 shares of its common stock. The share repurchase is funded using the Company’s existing cash balances and may occur either in the open market or through private transactions from time to time, in accordance with Securities and Exchange Commission regulations. The timing and extent to which the Company buys back shares will depend upon market conditions and other corporate considerations. The repurchase plan does not have an expiration date.

From inception of the program on May 28, 2008 through October 31, 2008, the Company has used $8,549 to repurchase 504,167 shares at an average price of $16.96 per share. The following table presents the total number of shares repurchased from May 28, 2008 through October 31, 2008, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the maximum number of shares that may yet be purchased at October 31, 2008, pursuant to our stock repurchase program:

			Total number	Maximum
			of Shares	Number
			Purchased	of Shares That
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs

May 1, 2008 — May 31, 2008	—	$—	—	1,000,000
June 1, 2008 — June 30, 2008	87,585	$17.82	87,585	912,415
July 1, 2008 — July 31, 2008	—	$—	—	912,415
August 1, 2008 — August 31, 2008	—	$—	—	912,415
September 1, 2008 — September 30, 2008	—	$—	—	912,415
October 1, 2008 — October 31, 2008	416,582	$16.77	504,167	495,833

Total	504,167	$16.96	504,167	495,833

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Share (in thousands):

The following table sets forth the computation of basic and diluted shares outstanding for the fiscal years ended October 31:

	2008	2007	2006

Numerator:
Net income (loss) for continuing operations	$6,165	$3,292	$(862)

Denominator:
Denominator for basic earnings per share — weighted average common shares	12,395	12,225	12,004
Effect of dilutive securities:
Shares associated with option plans	326	303	—

Dilutive potential common shares	326	303	—

Denominator for diluted earnings per share — weighted average common shares and dilutive potential common shares	12,721	12,528	12,004

During fiscal 2006, none of the options outstanding were included in the computation of diluted earnings per share as the Company incurred a net loss for the year and the inclusion of the options would have been anti-dilutive. Stock options outstanding with exercise prices greater than the average market price of the Company’s common stock totaled 33, 50 and 428 options for fiscal years ended October 31, 2008, 2007 and 2006, respectively.

11.	Employee Benefit Plans (in thousands):

Salary Reduction Plans:  The Company sponsors a salary reduction plan for all eligible U.S. employees who qualify under Section 401(k) of the Internal Revenue Code. Employees may contribute up to 100% of their annual compensation, subject to annual limitations. At its discretion, the Company may make matching contributions equal to a percentage of the salary reduction or other discretionary amount for each plan. In fiscal 2008, 2007 and 2006, the Company made discretionary matching contributions to employee participants for the plans of $131, $107 and $94, respectively.

12.	Comprehensive Income (Loss) (in thousands):

The following table summarizes the components of comprehensive income (loss) for the fiscal year ended October 31, 2008. Comprehensive income (loss) equaled net income (loss) in the years ended October 31, 2007 and 2006.

Fiscal Year Ended
October 31,
2008

Net income	$11,485
Unrealized gain on investments	22
Unrealized loss on investments	(2,429)

Other comprehensive loss	(2,407)
Comprehensive income	$9,078

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Quarterly Information (in thousands except per share data):

	First	Second	Third	Fourth
Fiscal 2008 (unaudited)	Quarter	Quarter	Quarter	Quarter

Net revenue	$11,306	$12,413	$13,366	$12,715
Gross margin	7,621	8,403	9,195	8,925
Operating income	1,283	1,397	2,278	2,236
Net income from continuing operations	1,195	1,301	1,760	1,909
Discontinued operations, net of tax
Gain on sale of discontinued operations	5,340	—	—	—
Income (loss) from discontinued operations	(20)	—	—	—

Net income	$6,515	$1,301	$1,760	$1,909

Basic earnings per share:
Continuing operations	$0.10	$0.10	$0.14	$0.15
Discontinued operations	0.43	0.00	0.00	0.00

Net income	$0.53	$0.10	$0.14	$0.15

Diluted earnings per share:
Continuing operations	$0.09	$0.10	$0.14	$0.15
Discontinued operations	0.42	0.00	0.00	0.00

Net income	$0.51	$0.10	$0.14	$0.15

Fiscal 2007 (unaudited)
Net revenue	$8,431	$9,083	$9,902	$10,275
Gross margin	5,343	5,749	6,411	6,866
Operating income	74	575	906	914
Net income from continuing operations	497	741	977	1,077
Discontinued operations, net of tax
Gain on sale of discontinued operations	—	—	—	—
Income (loss) from discontinued operations	(233)	18	253	480

Net income	$264	$759	$1,230	$1,557

Basic earnings (loss) per share:
Continuing operations	$0.04	$0.06	$0.08	$0.09
Discontinued operations	(0.02)	0.00	0.02	0.04

Net income	$0.02	$0.06	$0.10	$0.13

Diluted earnings (loss) per share:
Continuing operations	$0.04	$0.06	$0.08	$0.08
Discontinued operations	(0.02)	0.00	0.02	0.04

Net income	$0.02	$0.06	$0.10	$0.12

Quarterly calculations of net earnings per share are made independently during the fiscal year.

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A —	Controls and Procedures

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of October 31, 2008. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report, included herein, on the Company’s internal control over financial reporting.

Item 9B —	Other information

None.

PART III

Item 10 —	Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant:

The information under the captions “Election of Directors — Information About Nominees” and “Election of Directors — Other Information About Nominees” in the Registrant’s 2009 Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant:

Information concerning Executive Officers of the Company is included under the caption “Executive Officers of the Registrant” in Item 4A in this report.

(c) Compliance with Section 16(a) of the Exchange Act:

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s 2009 Proxy Statement is incorporated herein by reference.

(d) Audit Committee and Audit Committee Financial Expert:

The information under the caption “Information About the Board and its Committees” in the Registrant’s 2009 Proxy Statement is incorporated herein by reference.

(e) Code of Ethics:

We have adopted a Code of Ethics that applies to our Chief Executive Officer and all senior financial officers. A copy of the Code of Ethics has been posted on our website at www.synovislife.com.

(f) Policy for Nominees:

The Company’s policy for nominating Board candidates is discussed under the caption “Information About the Board and its Committees” in the Registrant’s 2009 Proxy Statement is incorporated herein by reference. No material changes to the nominating process have occurred.

Item 11 —	Executive Compensation

The information under the captions “Compensation Committee Report,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Registrant’s 2009 Proxy Statement is incorporated herein by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Registrant’s 2009 Proxy Statement is incorporated herein by reference.

Item 13 —	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Person Relationships and Transactions,” “Election of Directors — Other Information About Nominees” and “Election of Directors — Information About the Board and its Committees” in the Registrant’s 2009 Proxy Statement is incorporated herein by reference.

Item 14 —	Principal Accountant Fees and Services

(a) Audit Fees:

The information under the caption “Fees of Independent Auditors — Audit Fees” in the Registrant’s 2009 Proxy Statement is incorporated herein by reference.

(b) Audit-Related Fees:

The information under the caption “Fees of Independent Auditors — Audit-Related Fees” in the Registrant’s 2009 Proxy Statement is incorporated herein by reference.

(c) Tax Fees:

The information under the caption “Fees of Independent Auditors — Tax Fees” in the Registrant’s 2009 Proxy Statement is incorporated herein by reference.

(d) All Other Fees:

The information under the caption “Fees of Independent Auditors — All Other Fees” in the Registrant’s 2009 Proxy Statement is incorporated herein by reference.

(e) Fees of Independent Auditors — Pre-Approval Policies:

The information under the caption “Fees of Independent Auditors — Pre-Approval Policies” in the Registrant’s 2009 Proxy Statement is incorporated herein by reference.

PART IV

Item 15 —	Exhibits, Financial Statement Schedule

(a) List of documents filed as part of this Report:

1) Financial Statements, Related Notes and Report of Independent Registered Public Accounting Firm:

The following financial statements are included in this report on the pages indicated:

2) Exhibits:

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

C. Form of Change in control agreement dated December 12, 2008 between the Company and Richard Kramp, Brett Reynolds, David Buche, Michael Campbell, Timothy Floeder, Mary Frick and Daniel Mooradian (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 17, 2008 (File No. 0-13907)).

D. Summary of fiscal 2009 Non-Employee Director Cash Compensation (filed herewith electronically).

E. Summary of fiscal 2009 Named Executive Officer Compensation (filed herewith electronically).

F. 2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended April 30, 2004 (File No. 0-13907)).

G. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

H. Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

I. Form of Non-Statutory Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

(b) Exhibits:

The response to this portion of Item 15 is included as a separate section of this Report on Form 10-K on pages E-1 to E-2.

SCHEDULE II

SYNOVIS LIFE TECHNOLGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance
	Beginning	Cost and		at End of
Description	of Period	Expenses	Deductions	Period

Allowance for doubtful accounts:
Year ended October 31, 2008	$173,000	$133,000	$36,000	$270,000
Year ended October 31, 2007	557,000	104,000	488,000	173,000
Year ended October 31, 2006	159,000	417,000	19,000	557,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synovis Life Technologies, Inc.

By	/s/ Richard W. Kramp
Richard W. Kramp,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 7, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 7, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Richard W. Kramp Richard W. Kramp	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brett A. Reynolds Brett A. Reynolds	Vice President of Finance, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Timothy M. Scanlan Timothy M. Scanlan	Chairman, Board of Directors

/s/ William G. Kobi William G. Kobi	Director

/s/ Karen Gilles Larson Karen Gilles Larson	Director

/s/ Mark F. Palma Mark F. Palma	Director

/s/ Richard W. Perkins Richard W. Perkins	Director

/s/ John D. Seaberg John D. Seaberg	Director

/s/ Sven A. Wehrwein Sven A. Wehrwein	Director

SYNOVIS LIFE TECHNOLOGIES, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended October 31, 2008

2.1	Asset Purchase Agreement among Heraeus Vadnais, Inc., Heraeus Materials Caribe, Inc., and Heraeus Materials S.A., as Buyers, and Synovis Interventional Solutions, Inc., Synovis Caribe, Inc. and Synovis Life Technologies, Inc., as Seller Parties, dated as of January 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 8, 2008 (File No. 0-13907)).
3.1	Restated Articles of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No. 0-13907)).
3.2	Amendment to Restated Articles of Incorporation of the Company, as amended, dated March 20, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No. 0-13907)).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 5, 2007 (File No. 0-13907)).
3.4	Amendment to Restated Articles of Incorporation, effective May 1, 2002, regarding the Company name Change from ‘Bio-Vascular, Inc.’ to ‘Synovis Life Technologies, Inc.’ (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (File No. 0-13907)).
4.1	Form of common stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form 10 (File No. 0-13907)).
4.2	Rights Agreement, dated as of June 1, 2006, between Synovis Life Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated June 1, 2006 (File No. 0-13907)).
4.3	Restated Articles of Incorporation of the Company, as amended (see Exhibit 3.1).
4.4	Amendment to Restated Articles of Incorporation of the Company, as amended, dated March 20, 1997 (see Exhibit 3.2).
4.5	Amended and Restated Bylaws of the Company (see Exhibit 3.3).
4.6	Amendment to Restated Articles of Incorporation, effective May 1, 2002 (see Exhibit 3.4).
10.1	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report of Form 10-K for the year ended October 31, 1998 (File No. 0-13907)).
10.2	Employee Stock Purchase Plan, as amended October 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005 (File No. 0- 13907)).
10.3	Change in control agreement dated December 12, 2008 between the Company and Richard Kramp, Brett Reynolds, David Buche, Michael Campbell, Timothy Floeder, Mary Frick and Daniel Mooradian (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 17, 2008 (File No. 0-13907)).
10.4	Acquisition Agreement and Plan of Reorganization by and among the Company, MCA Acquisition, Inc., Medical Companies Alliance, Inc. and Michael K. Campbell, dated July 6, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2001 (File No. 0-13907)).
10.5	Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).
10.6	First Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated September 19, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2002 (File No. 0-13907)).
10.7	Second Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated January 1, 2004 (filed herewith electronically).

E-1

10.8	Third Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated August 1, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report in Form 10-K for the period ended October 31, 2005 (file No. 0-13907)).
10.9	2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended April 30, 2004 (File No. 0-13907)).
10.10	Summary of fiscal 2009 Non-Employee Director Cash Compensation (filed herewith electronically).
10.11	Summary of fiscal 2009 Named Executive Officer Compensation (filed herewith electronically).
10.12	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).
10.13	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).
10.14	Form of Non-Statutory Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).
10.17	Fourth Amendment to Lease Agreement effective August 1, 1995 between Company and CSM Investors, Inc., dated August 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 5, 2008 (File No. 0-13907)).
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2002 (file No. 0-13907)).
23.1	Consent of Grant Thornton LLP (filed herewith electronically).
23.2	Consent of Deloitte and Touche LLP (filed herewith electronically).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (filed herewith electronically).

E-2