Form 10-Q
period 2009-01-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2009-03-05
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended January 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On February 25, 2009, there were 11,530,882 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
(in thousands, except per share data)

	Three Months Ended
	January 31,
	2009	2008
Net revenue	$13,414	$11,306
Cost of revenue	3,973	3,685

Gross margin	9,441	7,621

Operating expenses:
Selling, general and administrative	6,347	5,655
Research and development	854	683

Operating expenses	7,201	6,338

Operating income	2,240	1,283
Interest income	339	585

Income from continuing operations before provision for income taxes	2,579	1,868
Provision for income taxes	916	673

Income from continuing operations	1,663	1,195

Discontinued operations:
Loss from operations of discontinued business, net of tax benefit of $10	—	(20)
Gain on sale of discontinued operations, net of taxes of $6,083	—	5,340

Net income	$1,663	$6,515

Basic earnings per share:
- Continuing operations	$0.14	$0.10
- Discontinued operations	—	0.43

Basic earnings per share	$0.14	$0.53

Diluted earnings per share:
- Continuing operations	$0.14	$0.09
- Discontinued operations	—	0.42

Diluted earnings per share	$0.14	$0.51

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JANUARY 31, 2009 (UNAUDITED) AND OCTOBER 31, 2008
(in thousands, except share and per share data)

	January 31,	October 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$28,994	$46,895
Restricted cash	2,950	2,950
Short-term investments	16,106	5,598
Accounts receivable, net	6,163	6,071
Inventories	5,670	5,733
Other current assets	1,635	2,390

Total current assets	61,518	69,637

Investments, net	17,047	19,345
Property, plant and equipment, net	2,970	2,931
Goodwill	3,366	3,283
Other intangible assets, net	1,759	1,875
Deferred income tax asset, net	437	330

Total assets	$87,097	$97,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$957	$1,325
Accrued expenses	3,147	5,843
Deferred income tax liability, net	147	147
Current liabilities — discontinued operations	205	225

Total current liabilities	4,456	7,540

Total liabilities	4,456	7,540

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of January 31, 2009 and October 31, 2008	—	—
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 11,530,882 and 12,018,670 as of January 31, 2009 and October 31, 2008, respectively	115	120
Additional paid-in capital	64,341	72,181
Accumulated other comprehensive loss	(3,445)	(2,407)
Retained earnings	21,630	19,967

Total shareholders’ equity	82,641	89,861

Total liabilities and shareholders’ equity	$87,097	$97,401

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
(in thousands)

	Three Months Ended
	January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,663	$6,515

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of interventional business	—	(5,340)
Depreciation of property, plant and equipment	243	861
Amortization of intangible assets	117	131
Amortization of investment premium, net	155	—
Stock-based compensation	194	112
Tax benefit from stock option exercises	—	26
Deferred income taxes	(107)	—

Changes in operating assets and liabilities:
Accounts receivable	(92)	(183)
Inventories	63	(276)
Other current assets	755	(170)
Accounts payable	(448)	(275)
Accrued expenses	(2,716)	(1,236)

Net cash (used in) provided by operating activities	(173)	165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(202)	(329)
Investments in patents and trademarks	(1)	(10)
Purchases of investments	(9,403)	—
Proceeds from the maturity or sale of investments	—	33,600
Proceeds from sale of interventional business	—	29,500
Increase in restricted cash	—	(2,950)
Other	(83)	(80)

Net cash (used in) provided by investing activities	(9,689)	59,731

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans	78	284
Repurchase of the Company’s common stock	(8,126)	—
Excess tax benefit from stock option exercises	9	68

Net cash (used in) provided by financing activities	(8,039)	352

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,901)	60,248

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,895	9,578

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,994	$69,826

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(1) BASIS OF PRESENTATION:
The accompanying condensed balance sheet of Synovis Life Technologies, Inc. (Synovis or the Company) as of October 31, 2008 has been derived from audited financial statements, and unaudited interim condensed financial statements for the three months ended January 31, 2009 and 2008, have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.
In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three months ended January 31, 2009 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2009.
On January 31, 2008, the last day of the Company’s first quarter of fiscal 2008, the Company sold substantially all of the assets of its interventional business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” results of the interventional business for the three months ended January 31, 2009 and 2008 included in our consolidated condensed statements of income and our balance sheets as of January 31, 2009 and October 31, 2008 have been reclassified and presented as discontinued operations.
All amounts included in the Notes to Consolidated Condensed Financial Statements are in thousands, except for share and per share data, and as specified otherwise.
(2) DISCONTINUED OPERATIONS:
On January 31, 2008, the Company completed the sale of substantially all of the assets of Synovis’ interventional business to Heraeus Vadnais, Inc. and its related entities (“Heraeus”), pursuant to an Asset Purchase Agreement dated January 8, 2008. Synovis’ interventional business developed and manufactured metal and polymer components and assemblies used in or with implantable or minimally invasive devices for cardiac rhythm management, neurostimulation, vascular and other procedures, and had facilities located in Lino Lakes, Minnesota and Dorado, Puerto Rico. The decision to sell the interventional business resulted from the Company’s determination to focus its attention and resources on opportunities in its surgical markets.
The primary terms of the sale included the following:
-	Heraeus paid Synovis $30,440 in cash (the “Purchase Price”) for substantially all of the assets (including receivables, inventory, fixed assets and intellectual property) and assumed certain operating liabilities of the interventional business. The Purchase Price was comprised of an initial payment of $29,500 on January 31, 2008, plus a working capital adjustment payment of $940, which was received by Synovis during the Company’s second quarter of fiscal 2008.
-	$2,950 of the Purchase Price was placed in escrow for 18 months to cover certain post-closing covenants and potential indemnification obligations. The escrow amount is included in our net gain from the sale, and is recorded as restricted cash on our balance sheet.
Synovis recorded a pretax gain of $11,423 on the transaction and recorded a provision for income taxes on the gain of $6,083, resulting in a net gain on sale of $5,340. The net gain was computed as follows:

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

Operating results related to the divested operations for the three months ended January 31, 2008 have been reclassified and presented in the Company’s consolidated condensed statements of income as discontinued operations, are summarized below:

Three months ended
January 31,
2008
Net revenue	$7,907
Cost of revenue	6,361

Gross margin	1,546
Operating expenses	1,576

Operating loss from discontinued operations	(30)
Benefit from income taxes	(10)

Net loss from discontinued operations	$(20)

(3) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

	January 31,	October 31,
	2009	2008
Inventories consist of the following:
Finished goods	$1,573	$1,660
Work in process	2,877	2,932
Raw materials	1,220	1,141

	$5,670	$5,733

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

	January 31,	October 31,
	2009	2008
Accrued expenses consist of the following:
Accrued employee compensation and related taxes	$1,720	$3,282
Accrued stock buyback purchases	—	1,154
Other accrued expenses	1,427	1,407

	$3,147	$5,843

(4) INVESTMENTS:
At January 31, 2009, the Company’s investments included six auction rate securities (“ARS”) with a par value of $9,000 and an estimated fair value of $5,290. Five of the six ARS owned by the Company are governed under the complex requirements of the Regulation Triple-X reinsurance trust and backed by the securitization of life insurance premiums. These five securities are further backed by monoline insurance. The other ARS owned by the Company is secured as a senior debt obligation of the issuer, which is a financial services company that offers credit risk protection on structured financial assets in the form of credit derivatives.
The auctions for the Company’s ARS have continued to fail, which occurs when there is not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction means such holders cannot sell the securities at auction and the interest rate on the security resets to a contractual maximum rate. During the first quarter of fiscal 2009, the Company received a notice of default from the issuer of one of its ARS investments due to the issuer’s failure to make the interest payment for January 2009. As a result, the monoline insurer for the ARS made the interest payments to the Company for January and February 2009, and we are currently dependent upon the monoline insurer for the credit support (interest and principal) for this holding. The issuers of the Company’s five other ARS have continued to meet their debt interest payment obligations as contractually required.
At January 31, 2009, the ARS investments were not liquid and in the event the Company would need to access these funds, it would not be able to do so without a significant loss of principal, unless a future auction on these investments is successful, the broker dealer redeems the securities or the securities mature. In recent months, several issuing and distributing ARS dealers have announced settlement agreements with various government agencies whereby the dealers plan to repurchase their customers’ ARS at par over an extended time period. During the current quarter, the State of Washington filed charges against the Company’s third-party broker dealer, alleging violations of state securities law and demanding, among other items, restitution at par value for all of the broker dealer client’s ARS. The Company’s third-party broker dealer is disputing these allegations. The future timing, proceedings and outcome of the ARS matter between the State of Washington and the broker dealer is currently unknown.
As of January 31, 2009, the Company’s third-party broker dealer had not provided an estimate of fair value for our ARS, and there was no observable ARS market information available. In the absence of such information, and taking into account the volatility in the overall investment markets, the Company performed a valuation assessment to provide a fair value estimate of its ARS as of January 31, 2009. Based on the valuation assessments of fair value for its ARS, the Company recorded a temporary impairment of $3,710 related to its ARS investments of $9,000 (par value) as of January 31, 2009. This impairment reflects a $1,281 decrease in the estimated fair value of the Company’s ARS in the first quarter of fiscal 2009, which was due to the higher value placed on liquidity by the financial markets in response to further economic deterioration in the first quarter of fiscal 2009, as well as the notice of default as discussed above.
The Company believes that the underlying issuers or the third-party insurers of its ARS will be able to continue to pay interest when due or repay the invested principal at par upon maturity, if applicable. However, the fair value of the ARS investment could change significantly and the Company may be required to record additional temporary

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
ARS impairment, or any impairment could become “other than temporary” in the future based on market conditions and continued uncertainties in the credit markets as well as other facts and circumstances. Through February 28, 2009, the Company has continued to receive interest payments on the ARS in accordance with their terms. Management believes they will ultimately be able to liquidate its investments without significant loss of principal primarily due to the collateral and third-party insurance securing most of the ARS. However, the Company may not be able to recover its ARS investments’ par value until final maturity (with a current weighted average maturity of 27 years). Due to the ongoing uncertainties involving the Company’s ARS, management believes the recovery period for these investments is likely to be longer than 12 months and have classified these investments as long-term as of January 31, 2009.
The Company reviews its impairments in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As indicated above, the Company believes that the impairment of its ARS is temporary as of January 31, 2009.
(5) GOODWILL AND OTHER INTANGIBLE ASSETS:
The following table summarizes the Company’s amortized intangible assets:

	As of January 31,		As of October 31,
	2009		2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and trademarks	$1,183	$551	$1,182	$515
Developed technology	1,952	993	1,952	945
Non-compete agreements	700	532	700	499

Total	$3,835	$2,076	$3,834	$1,959

Amortization expense for continuing operations was $117 and $106 for the three months ended January 31, 2009 and 2008, respectively. The estimated amortization expense for each of the next five years is approximately $375 per year based on the current amortizable intangible assets owned by the Company.
The Company had goodwill recorded of $3,366 at January 31, 2009 and $3,283 at October 31, 2008. No impairment losses of goodwill and other intangible assets were incurred during the three months ended January 31, 2009 or 2008, respectively.
(6) STOCK-BASED COMPENSATION:
The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) permits the Company to grant incentive stock options, non-qualified stock options or share awards to eligible recipients.
The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Shared-Based Payment (“SFAS No. 123R”). Total stock-based compensation expense included in the consolidated condensed statements of income for the three months ended January 31, 2009 and 2008, was $194 ($163, net of tax) and $112 ($90, net of tax), respectively. Stock-based compensation expense is presently expected to be approximately $250 in each of the remaining quarters of fiscal 2009.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
During the quarter ended January 31, 2009, the Company granted 161,380 stock options at a weighted average exercise price per share of $15.22. During the quarter ended January 31, 2008, the Company granted 20,000 stock options at a weighted average exercise price per share of $19.16. The Black-Scholes option valuation assumptions used were as follows:

	For the quarter ended January 31:
	2009	2008
Risk-free rate (1)	1.1%	2.9%
Expected dividend yield	None	None
Expected stock price volatility (2)	50%	45%
Expected term of stock options (3)	3.0 years	3.0 years
Fair value per option	$5.25	$6.39

(1)	Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

(2)	Expected stock price volatility is based on the Company’s historical volatility over the option term.

(3)	Expected term of stock options is estimated based on historical option terms for optionees in a similar class of those granted options.
The Company also has an Employee Stock Purchase Plan (“ESPP”), which permits employees to purchase common stock at 95% of the market price of its common stock at the end of each quarterly purchase period. No stock-based compensation expense for the ESPP is required to be recorded based on the provisions of SFAS No. 123R.
(7) EARNINGS PER SHARE (“EPS”):
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended
	January 31,
	2009	2008
Denominator for basic earnings per share - weighted-average common shares	11,721,049	12,372,621

Shares associated with option plans	245,079	389,708

Denominator for diluted earnings per share - weighted-average common shares and dilutive potential common shares	11,966,128	12,762,329

Options excluded from EPS calculation because the option’s exercise price and unamortized expense are greater than the average market price of the Company’s common stock	130,647	23,161

(8) SHAREHOLDERS’ EQUITY:
During the three months ended January 31, 2009, options to purchase of 6,500 shares of the Company’s common stock were exercised at prices between $7.50 and $13.48 per share. During the three months ended January 31, 2008, options to purchase of 29,648 shares of the Company’s common stock were exercised at prices between $4.63 and $18.99 per share.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
(9) REPURCHASE OF COMMON SHARES:
In May 2008, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. The Company repurchased 496,000 shares during the three months ended January 31, 2009, at an average purchase price of $16.39 per share. As of January 31, 2009, the Company had completed the repurchase of 1,000,000 shares of its common stock for aggregate consideration of $16,675.
(10) COMPREHENSIVE INCOME (LOSS):
The following table summarizes the components of comprehensive income (loss):

	Three Months Ended
	January 31,
	2009	2008
Net income	$1,663	$6,515

Unrealized gain on municipal bond investments	243	0
Temporary impairment of ARS	(1,281)	0

Other comprehensive loss	(1,038)	0

Comprehensive income	$625	$6,515
(11) NEW ACCOUNTING PRONOUNCEMENTS:
Effective November 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.
SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also describes three levels of inputs that may be used to measure fair value:
Level 1 — quoted prices in active markets for identical assets and liabilities.
Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The fair value of the Company’s investments other than its ARS was determined based on Level 1 inputs. The fair value of these investments was $265 higher than its cost as of January 31, 2009. The fair value of the Company’s ARS investments (described in Note 4 above) was determined based on Level 3 inputs utilizing a discounted cash flow model, in addition to an evaluation of each investment’s structure, collateral and current trading environment, to derive an estimate of fair value at January 31, 2009.
The effective date for certain aspects of SFAS No. 157 was deferred under Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2 and is currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial long-lived asset

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied by the Company to fair value measurements prospectively beginning November 1, 2009. The Company does not expect the adoption of the remaining aspects of SFAS No. 157 to have a material impact on its financial condition or results of operations.
Additional guidance in the application of SFAS No. 157 for determining the fair value of a financial asset when the market for that asset is not active was provided by FSP 157-3. The adoption of FSP 157-3 did not have a material impact on its financial condition or results of operations.
Also effective November 1, 2008, the Company adopted SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities , and permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS 141R changes how a reporting enterprise will account for the acquisition of a business. When effective, SFAS No. 141R will replace SFAS No. 141 in its entirety. SFAS 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements:
The disclosures in this Form 10-Q include “forward-looking statements” made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “should”, “could”, “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, the ability of our direct sales force to grow revenues, outcomes of clinical and marketing trials as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, the cost and outcome of intellectual property litigation, any operational or financial impact from the current global economic downturn, current market conditions affecting our investments, any claims for indemnification related to the sale of the interventional business, as well as other factors found in the Company’s filings with the SEC, such as the “Risk Factors” section in Item 1A of the Annual Report on Form 10-K for the year ended October 31, 2008.
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
As discussed in Note 2 to our unaudited consolidated condensed financial statements, on January 31, 2008 we sold our interventional business. Operating results related to those operations for the three months ended January 31, 2009 and 2008 have been reclassified and presented as discontinued operations. Unless otherwise indicated, the following management discussion and analysis refers only to continuing operations of the Company.
Results of Operations
Comparison of the Three Months Ended January 31, 2009 with the Three Months Ended January 31, 2008 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the first quarter of fiscal 2009 and fiscal 2008:

	For the quarter ended		For the quarter ended
	January 31, 2009		January 31, 2008		Change
	$	%	$	%	$	%
Net revenue	$13,414	100.0%	$11,306	100.0%	$2,108	18.6%
Cost of revenue	3,973	29.6	3,685	32.6	288	7.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	For the quarter ended		For the quarter ended
	January 31, 2009		January 31, 2008		Change
	$	%	$	%	$	%
Gross margin	9,441	70.4	7,621	67.4	1,820	23.9

Selling, general and administrative	6,347	47.3	5,655	50.0	692	12.2
Research and development	854	6.4	683	6.1	171	25.0

Operating expenses	7,201	53.7	6,338	56.1	863	13.6

Operating income	$2,240	16.7%	$1,283	11.3%	$957	74.5%

We generated net revenue of $13,414 in the first quarter of fiscal 2009, an increase of $2,108 or 19% from $11,306 in the year-ago quarter. The following table summarizes net revenue by product group and geography:

	For the quarter ended
	January 31,
	2009	2008
Peri-Strips®	$4,875	$3,885
Biomaterial patch products	5,270	4,259
Devices for microsurgery	1,786	1,753
Surgical tools and other	1,483	1,409

Total	$13,414	$11,306

Domestic	$11,267	$9,460
International	2,147	1,846

Total	$13,414	$11,306

The increase in net revenue in the first quarter of fiscal 2009 compared to the prior-year quarter was primarily due to the following:
-	Incremental worldwide units sold and product mix changes increased revenue approximately $1,700; and
-	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $400.
The increase in worldwide units sales was primarily attributable to our direct sales force growing product sales, as well as increased market acceptance of Veritas® Collagen Matrix (“Veritas”) into the domestic hernia and general surgery markets and PSD Veritas into the European market.
Worldwide net revenue from Peri-Strips was $4,875 in the first quarter of fiscal 2009, an increase of 25% from $3,885 in the first quarter of fiscal 2008. Peri-Strips growth rate exceeded the estimated growth of procedures in which the product is used, which we believe was attributable to product performance, our direct sales force communicating the benefits of Peri-Strips, and the increased international market penetration of PSD Veritas. Peri-Strips is a bovine pericardium-based staple-line buttress used primarily to control bleeding and leakage of bodily fluids in various medical procedures, primarily gastric bypass surgery. Included in the Peri-Strips product line was revenue from our two linear products: PSD Apex, our permanent buttress, and PSD Veritas, our remodelable buttress, as well as revenue from PSD Veritas Circular.
Revenue from Biomaterial patch products increased $1,011 or 24% to $5,270 in the first quarter of fiscal 2009. A 53% increase in domestic units sold, driven by the hernia and general surgery markets, was the primary driver of the increase. Veritas is a remodelable tissue platform used in surgery to repair and replace soft tissue. Other drivers of the revenue increase included a 7% increase in unit volumes of Tissue-Guard sold worldwide and list price increases of our Tissue-Guard products in most worldwide geographies in the first quarter. Our Tissue-Guard family of products are used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurological procedures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Revenue from Devices for microsurgery was $1,786 in the first quarter of fiscal 2009, up slightly from $1,753 in the year-ago period. Revenue was essentially flat due to the following factors: customer utilization of existing inventories, reduced capital purchases by hospitals which slowed sales of the premium S&T instruments and turnover of two of our sales staff positions, which diverted sales management’s time and focus.
Our gross margin increased three percentage points to 70% in the first quarter of fiscal 2009 from 67% during the first quarter of fiscal 2008. The margin increase was due primarily to sales mix (product and geographic), higher average net selling prices and improved manufacturing efficiencies and utilization in the current year. Factors which affect gross margin include sales mix among geographies and product lines, volume and other production activities. Accordingly, our gross margins may fluctuate from period to period based on variations in these factors.
Selling, general and administrative (“SG&A”) expense during the first quarter of fiscal 2009 was $6,347, an increase of $692 or 12% from SG&A expense of $5,655 in the first quarter of fiscal 2008. As a percentage of net revenue, SG&A expense was 47% in the first quarter of fiscal 2009 as compared to 50% in the prior-year quarter. The current quarter SG&A increase was due to the expansion of our direct sales force from 43 to 49 sales representatives as well as general and administrative investments in new business development, clinical personnel and information technology. Additionally, stock-based compensation expense was $194 in the current quarter, up from $112 in the first quarter of fiscal 2008.
In fiscal 2009, we expect to continue to expand the size of our sales force to as many as 58 sales representatives by the end of fiscal 2009. In addition, we expect to invest in post market clinical study activity in fiscal 2009 to provide data in support of our product lines in several market indications. As a result, we expect SG&A expense to increase significantly in fiscal 2009 as compared to fiscal 2008.
Research and development (“R&D”) expense totaled $854 during the first quarter of fiscal 2009, an increase of $171 or 25% from the prior-year quarter, driven by increased project activity during the current-year period. In fiscal 2009, we expect R&D expense to increase compared to fiscal 2008 due to several activities, including research to support current indications for use of Veritas, exploring potential opportunities for further expanding the indications for use of Veritas, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler, among others. R&D expense fluctuates from period to period based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.
We recorded operating income of $2,240 in the first quarter of fiscal 2009, an improvement of $957 compared to operating income of $1,283 in the first quarter of fiscal 2008. Interest income was $339 in the first quarter of fiscal 2009 compared with $585 in the first quarter of fiscal 2008, primarily due to significantly lower investment yield in the current period.
We recorded a provision for income taxes in the first quarter of fiscal 2009 of $916 at an effective tax rate of 35.5%, the rate we presently expect for the full fiscal year. In the first quarter of fiscal 2008, we recorded income tax expense of $673 at an effective rate of 36%.
During the first quarter of fiscal 2008, we recorded a net gain on sale of our interventional business of $5,340 which reflected a pre-tax gain of $11,423 and a tax provision of $6,083. Approximately $4,100 of book basis goodwill had a tax basis of $0, thereby resulting in a higher gain for tax purposes. Additionally in the first quarter of fiscal 2008, we recorded a net operating loss related to our discontinued operations of $20. Included within the loss was a first quarter of fiscal 2008 operating loss of $30 and a benefit from income taxes of $10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Liquidity and Capital Resources
Cash, cash equivalents, restricted cash and investments totaled $65,097 as of January 31, 2009, a decrease of $9,691 from $74,788 as of October 31, 2008. Included in the above, we have $17,047 of investments (inclusive of $5,290 of ARS) classified as non-current and $2,950 of restricted cash as of January 31, 2009. Working capital at January 31, 2009 and October 31, 2008 was $57,062 and $62,097, respectively. We have no long-term debt. We currently expect our cash and investments on hand, along with funds from operations to be sufficient to cover both of our short- and long-term operating requirements, subject however, to numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.
The decrease in cash, cash equivalents, investments and restricted cash was primarily due to the use of cash of $8,126 to repurchase 496,000 shares of our common stock in the first quarter of fiscal 2009, as well as $2,438 of cash used for various working capital requirements.
Operating activities used cash of $173 in the first three months of fiscal 2009, as compared to providing cash of $165 during the first three months of fiscal 2008. During the current quarter, working capital requirements used cash of $2,438, driven by payments for year-end accruals of stock repurchases, sales commissions and incentive compensation. Partially offsetting the use of cash for working capital was net income of $1,663 and non cash items of $602.
Investing activities used cash of $9,689 during the three months of fiscal 2009 compared to cash provided of $59,731 during the first three months of fiscal 2008. In fiscal 2009, we used cash of $9,403 to purchase short- and long-term municipal bonds as part of our investment strategy. In the first quarter of fiscal 2008 we had net proceeds of $33,600 from the sale of investments as we liquidated a majority of our ARS holdings. We also recorded $202 in purchases of property, plant and equipment, compared to purchases of $329 in the first quarter of fiscal 2008. Additionally in fiscal 2008, we recorded $29,500 in proceeds from the sale of the interventional business. As noted above, $2,950 of the sale proceeds were recorded as restricted cash. In fiscal 2009, we may spend up to $2,000 for investments in capital assets necessary to support our expected future growth.
Financing activities used cash of $8,039 in the first three months of fiscal 2009, primarily for the stock repurchase program noted above. Proceeds from stock-based compensation plans totaled $87 in the first quarter of fiscal 2009, as compared to $352 in the prior-year quarter.
At January 31, 2009, our investments included six auction rate securities (“ARS”) with a par value of $9,000 and an estimated fair value of $5,290. Five of the six ARS we own are governed under the complex requirements of the Regulation Triple-X reinsurance trust and backed by the securitization of life insurance premiums. These five securities are further backed by monoline insurance. The other ARS is secured as a senior debt obligation of the issuer, which is a financial services company that offers credit risk protection on structured financial assets in the form of credit derivatives.
The auctions for our ARS have continued to fail, which occurs when there is not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction means such holders cannot sell the securities at auction and the interest rate on the security resets to a contractual maximum rate. During the first quarter of fiscal 2009, we received a notice of default from the issuer of one of our ARS investments due to the issuer’s failure to make the interest payment for January 2009. As a result, the monoline insurer for the ARS made the interest payments to us for January and February 2009 and we are currently dependent upon the monoline insurer for the credit support (interest and principal) for this holding. The issuers of our five other ARS have continued to meet their debt interest payment obligations as contractually required.
At January 31, 2009, the ARS investments were not liquid and in the event we would need to access these funds, we would not be able to do so without a significant loss of principal, unless a future auction on these investments is successful, the broker dealer redeems the securities or the securities mature. In recent months, several issuing and distributing ARS dealers have announced settlement agreements with various government agencies whereby the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
dealers plan to repurchase their customers’ ARS at par over an extended time period. During the current quarter, the State of Washington filed charges against our third-party broker dealer, alleging violations of state securities law and demanding, among other items, restitution at par value for all of the broker dealer client’s ARS. Our third-party broker dealer is disputing these allegations. The future timing, proceedings and outcome of the ARS matter between the State of Washington and our broker dealer is currently unknown.
As of January 31, 2009, our third-party broker dealer had not provided an estimate of fair value for our ARS, and there was no observable ARS market information available. In the absence of such information, and taking into account the volatility in the overall investment markets, we performed a valuation assessment to provide a fair value estimate of our ARS as of January 31, 2009. Based on the valuation assessments of fair value for our ARS, we recorded a temporary impairment of $3,710 related to our ARS investments of $9,000 (par value) as of January 31, 2009. This impairment reflects a $1,281 decrease in the estimated fair value of our ARS in the first quarter of fiscal 2009, which is due to the higher value placed on liquidity by the financial markets in response to further economic deterioration in the first quarter of fiscal 2009, as well as the notice of default as discussed above.
We believe that the underlying issuers or the third-party insurers of our ARS will be able to continue to pay interest when due or repay the invested principal at par upon maturity, if applicable. However, the fair value of the ARS investment could change significantly and we may be required to record additional temporary ARS impairment, or any impairment could become “other than temporary” in the future based on market conditions and continued uncertainties in the credit markets as well as other facts and circumstances. Through February 28, 2009, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our investments without significant loss of principal primarily due to the collateral and third-party insurance securing most of the ARS. However, we may not be able to recover our ARS investments’ par value until final maturity (with a current weighted average maturity of 27 years). Due to the ongoing uncertainties involving our ARS, we believe the recovery period for these investments is likely to be longer than 12 months and have classified these investments as long-term as of January 31, 2009.
Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.
Critical Accounting Policies
Investments: Our investments consist of tax-exempt municipal bond investments and taxable auction rate securities. Our investment policy seeks to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. We account for all of our investments as “available-for-sale” and report these investments at fair value, with unrealized gains and losses excluded from earnings and reported in “Accumulated Other Comprehensive Income (Loss),” a component of shareholders’ equity. At January 31, 2009, we recorded a temporary impairment of $3,710 on the valuation of our ARS, along with an unrealized gain on other investments of $265, which was reflected as a net Accumulated Other Comprehensive Loss of $3,445 at January 31, 2009. See Note 4 to the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q for additional investment information.
We review our impairments in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. As indicated above, we believe that the impairment of our ARS was temporary as of January 31, 2009.

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
Stock-Based Compensation: The Company accounts for stock based payment awards in accordance with SFAS No. 123(R), Share Based Payments (“SFAS 123(R)”). The Company recognizes stock based compensation based on certain option valuation assumptions within the Black-Scholes Model. These assumption inputs are used to determine an estimated fair value of stock based payment awards on the date of grant and require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. Management assesses the assumptions and methodologies used to calculate estimated fair value of stock-based compensation on a regular basis. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and the Company employs different assumptions in the application of SFAS 123(R) the amount of compensation expense associated with SFAS 123(R) may differ significantly from what was recorded in the current period.
Derivative Instruments and Hedging Activities: We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.
New Accounting Standards
Effective November 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations. SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also describes three levels of inputs that may be used to measure fair value:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Level 1 — quoted prices in active markets for identical assets and liabilities.
Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The fair value of the Company’s investments other than its ARS was determined based on Level 1 inputs. The fair value of these investments was $265 higher than its cost as of January 31, 2009. The fair value of the Company’s ARS investments (described in Note 4 above) was determined based on Level 3 inputs utilizing a discounted cash flow model, in addition to an evaluation of each investment’s structure, collateral and current trading environment, to derive an estimate of fair value at January 31, 2009.
The effective date for certain aspects of SFAS No. 157 was deferred under Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-3 and is currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied by the Company to fair value measurements prospectively beginning November 1, 2009. The Company does not expect the adoption of the remaining aspects of SFAS No. 157 to have a material impact on its financial condition or results of operations.
Additional guidance in the application of SFAS No. 157 for determining the fair value of a financial asset when the market for that asset is not active was provided by FSP 157-3. The adoption of FSP 157-3 did not have a material impact on its financial condition or results of operations.
Also effective November 1, 2008, the Company adopted SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities , and permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS 141R changes how a reporting enterprise will account for the acquisition of a business. When effective, SFAS No. 141R will replace SFAS No. 141 in its entirety. SFAS 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited.
Additional Information on Synovis
We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports, proxy and information statements. You are advised to read this Quarterly Report on Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding Synovis, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At January 31, 2009, we had $9,000,000 (par value) invested in auction rate securities of various issuers that had experienced auction failures, meaning that interested sellers of the securities were unable to liquidate their investment. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the broker redeems the securities or the underlying securities have matured. Therefore, we are unable to access the principal that we invested in these securities, and may not be able to do so for some time. The fair value of these securities was estimated at $5,290,000 at January 31, 2009, resulting in an impairment charge of $3,710,000. We believe the fair value estimate and impairment charge to be reasonable based on valuations performed. The fair value of our investment in these investments could change significantly in the future, as could the classification of the impairment as temporary, based on market conditions and continued uncertainties in the financial markets.
The other financial instruments we maintain are in cash and cash equivalents, restricted cash, investments and accounts receivable. We believe that the interest rate, credit and market risk related to these accounts is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility of assets and establishment of appropriate allowances in connection with our internal controls and policies. We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In March 2007, we initiated a patent infringement action in U.S. District Court for the District of Minnesota against W.L. Gore and Associates, Inc. The action alleges infringement of U.S. Patent No. 7,128,748 “Circular Stapler Buttress Combination,” which covers certain surgical buttress technology. Gore brought a counterclaim seeking a determination that the patent is invalid.
In the first quarter of fiscal 2009, a claim construction hearing was held to interpret the claims that define the scope of the patent. The Court’s claim construction ruling was entered on January 23, 2009, generally adopting our proposed construction for each of the claim terms. Since then, Gore has filed a motion seeking leave of court to amend its counterclaim to include claims against us for false marking and inequitable conduct. We have disputed Gore’s counterclaims. The Court has not yet ruled on Gore’s motion.
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
ITEM 1A. RISK FACTORS
In our Annual Report on Form 10-K for the year ended October 31, 2008, we identified under Part I, Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Form 10-K. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the Securities and Exchange Commission, also could cause our actual results to differ materially from our anticipated results or other expectations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares repurchased during the three months ended January 31, 2009, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the maximum number of shares that may be purchased at the end of the applicable fiscal period pursuant to our stock repurchase program:

			Total number
			of Shares	Maximum Number
			Purchased	of Shares that
			as Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs (1)	or Programs
November 1, 2008 - November 30, 2008	145,833	$16.67	650,000	350,000
December 1, 2008 - December 31, 2008	294,801	$16.02	944,801	55,199
January 1, 2009 - January 31, 2009	55,199	$17.61	1,000,000	—
Total	495,833	$16.39	1,000,000	—

(1) In May 2008, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. As of January 31, 2009, the Company had completed the repurchase of 1,000,000 shares of its common stock for aggregate consideration of $16,675.
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

SYNOVIS LIFE TECHNOLOGIES, INC.

Dated: March 5, 2009	/s/ Brett Reynolds Brett Reynolds
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