Form 10-K/A
period 2008-10-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2009-04-10
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)

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
TELEPHONE NUMBER: (651) 796-7300
Securities Registered Pursuant to Section 12(b) of the Act:

Name on each exchange on
Title of each class:	which registered:

Common Stock, $.01 par value
Common Stock Purchase Rights	The Nasdaq Stock Market
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

EXPLANATORY NOTE
     On January 7, 2009, Synovis Life Technologies, Inc. (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended October 31, 2008 (the “Original Form 10-K”). The Company failed to date the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 (the “Section 906 Certifications”) that it furnished as Exhibit 32.1 to the Original Form 10-K, so it is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to include properly dated Section 906 Certifications as Exhibit 32.1 hereto.
     Except for the amended Section 906 Certifications and other changes contained in this Amendment that are noted below, this Amendment continues to speak as of the date of the Original Form 10-K, does not reflect any subsequent information or events, and does not modify, amend or update in any way the financial statements or any other item or disclosure in the Original Form 10-K. All references in this Amendment to “this Annual Report on Form 10-K” refer to the text of the Original Form 10-K which has been included in this Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the principal executive officer and the principal financial officer of the Company have been filed as Exhibits 31.1 and 31.2 to this Amendment under Item 15 of Part IV hereof. No other changes have been made to Item 15, other than to disclose that certain exhibits that were filed with the Original Form 10-K are incorporated by reference into this Amendment from the Original Form 10-K, as noted in the list of management contracts and compensatory plans and arrangements included under Item 15(a)(2) and in the exhibit index to this Amendment.

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

Item 1 —Business

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

Item 1A —Risk Factors

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

Item 1B —Unresolved Staff Comments

None.

Item 2 —Properties

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

Item 3 —Legal Proceedings

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

Item 4 —Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A —Executive Officers of the Registrant

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

Item 5 —Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Item 6 —Selected Financial Data

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

Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 9 —Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A —Controls and Procedures

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

Item 9B —Other information

None.

PART III

Item 10 —Directors, Executive Officers and Corporate Governance

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

Item 11 —Executive Compensation

The information under the captions “Compensation Committee Report,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Registrant’s 2009 Proxy Statement is incorporated herein by reference.

Item 12 —Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 14 —Principal Accountant Fees and Services

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

PART IV
ITEM 15 — Exhibits, Financial Statement Schedule
(a)	List of documents filed as part of this Report:
1)	Financial Statements, Related Notes and Report of Independent Registered Public Accounting Firm:

The following financial statements are included in this report on the pages indicated:

Page
- Reports of Grant Thornton LLP	28-29
- Report of Deloitte and Touche LLP	30
- Consolidated Statements of Operations for the years ended October 31, 2008, 2007 and 2006	31
- Consolidated Balance Sheets as of October 31, 2008 and 2007	32
- Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2008, 2007 and 2006	33
- Consolidated Statements of Cash Flows for the years ended October 31, 2008, 2007 and 2006	34
- Notes to Consolidated Financial Statements	35-51
2)	Exhibits:
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
The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report of Form 10-K pursuant to Item 15(b):
A.	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File No. 0-13907)).

B.	Employee Stock Purchase Plan, as amended October 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005 (File No. 0-13907)).

C.	Form of Change in control agreement dated December 12, 2008 between the Company and Richard Kramp, Brett Reynolds, David Buche, Michael Campbell, Timothy Floeder, Mary Frick and Daniel Mooradian (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 17, 2008 (File No. 0-13907)).

D.	Summary of fiscal 2009 Non-Employee Director Cash Compensation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 (File No. 0-13907)).

E.	Summary of fiscal 2009 Named Executive Officer Compensation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 (File No. 0-13907)).

F.	2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended April 30, 2004 (File No. 0-13907)).

G.	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

H.	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

I.	Form of Non-Statutory Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).
(b)	Exhibits:
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVIS LIFE TECHNOLOGIES, INC.

By /s/ Richard W. Kramp Richard W. Kramp,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 10, 2009

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

E-1

SYNOVIS LIFE TECHNOLOGIES, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2008
10.4	Acquisition Agreement and Plan of Reorganization by and among the Company, MCA Acquisition, Inc., Medical Companies Alliance, Inc. and Michael K. Campbell, dated July 6, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2001 (File No. 0-13907)).

10.5	Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

10.6	First Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated September 19, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2002 (File No. 0-13907)).

10.7	Second Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated January 1, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 (File No. 0-13907)).

10.8	Third Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated August 1, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report in Form 10-K for the period ended October 31, 2005 (file No. 0-13907)).

10.9	2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended April 30, 2004 (File No. 0-13907)).

10.10	Summary of fiscal 2009 Non-Employee Director Cash Compensation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 (File No. 0-13907)).

10.11	Summary of fiscal 2009 Named Executive Officer Compensation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 (File No. 0-13907)).

10.12	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

10.13	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

10.14	Form of Non-Statutory Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

10.17	Fourth Amendment to Lease Agreement effective August 1, 1995 between Company and CSM Investors, Inc., dated August 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 5, 2008 (File No. 0-13907)).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2002 (file No. 0-13907)).

E-2

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