Form 10-Q
period 2009-04-30
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2009-05-29
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended April 30, 2009
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
St. Paul, Minnesota 55114
Telephone Number: (651) 796-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On May 22, 2009, there were 11,532,372 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Net revenue	$14,755	$12,413	$28,169	$23,719
Cost of revenue	4,076	4,010	8,049	7,695

Gross margin	10,679	8,403	20,120	16,024

Operating expenses:
Selling, general and administrative	6,992	6,200	13,339	11,855
Research and development	913	806	1,767	1,489

Operating expenses	7,905	7,006	15,106	13,344

Operating income	2,774	1,397	5,014	2,680
Interest income	237	575	576	1,160

Income from continuing operations before provision for income taxes	3,011	1,972	5,590	3,840
Provision for income taxes	929	671	1,845	1,344

Income from continuing operations	2,082	1,301	3,745	2,496

Discontinued operations:
Loss from operations of discontinued business, net of tax benefit of $10	—	—	—	(20)

Gain on sale of discontinued operations, net of taxes of $6,083	—	—	—	5,340

Net income	$2,082	$1,301	$3,745	$7,816

Basic earnings per share:
— Continuing operations	$0.18	$0.10	$0.32	$0.20
— Discontinued operations	—	—	—	0.43

Basic earnings per share	$0.18	$0.10	$0.32	$0.63

Diluted earnings per share:
— Continuing operations	$0.18	$0.10	$0.32	$0.19
— Discontinued operations	—	—	—	0.42

Diluted earnings per share	$0.18	$0.10	$0.32	$0.61

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF APRIL 30, 2009 (UNAUDITED) AND OCTOBER 31, 2008
(in thousands, except share and per share data)

	April 30,	October 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$22,494	$46,895
Restricted cash	2,950	2,950
Short-term investments	30,443	5,598
Accounts receivable, net	7,411	6,071
Inventories	5,669	5,733
Other current assets	1,824	2,390

Total current assets	70,791	69,637

Investments, net	11,279	19,345
Property, plant and equipment, net	3,079	2,931
Goodwill	3,462	3,283
Other intangible assets, net	1,662	1,875
Deferred income tax asset, net	490	330

Total assets	$90,763	$97,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,088	$1,325
Accrued expenses	4,515	6,068
Deferred income tax liability, net	147	147

Total current liabilities	5,750	7,540

Total liabilities	5,750	7,540

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of April 30, 2009 and October 31, 2008	—	—
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 11,532,372 and 12,018,670 as of April 30, 2009 and October 31, 2008, respectively	115	120
Additional paid-in capital	64,610	72,181
Accumulated other comprehensive loss	(3,424)	(2,407)
Retained earnings	23,712	19,967

Total shareholders’ equity	85,013	89,861

Total liabilities and shareholders’ equity	$90,763	$97,401

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008
(in thousands)

	Six Months Ended
	April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,745	$7,816

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of interventional business	—	(5,340)
Depreciation of property, plant and equipment	461	1,172
Amortization of intangible assets	214	238
Amortization of investment premium, net	395	—
Stock-based compensation	440	234
Tax benefit from stock option exercises	—	81
Deferred income taxes	(160)	137

Change in operating assets and liabilities:
Accounts receivable	(1,340)	(324)
Inventories	64	(269)
Other current assets	566	(66)
Accounts payable	(237)	(603)
Accrued expenses	(1,553)	(5,275)

Net cash provided by (used in) operating activities	2,595	(2,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(609)	(694)
Investments in patents and trademarks	(1)	(60)
Purchases of short-term investments	(19,396)	—
Proceeds from the maturity or sale of short-term investments	1,205	33,840
Proceeds from sale of interventional business	—	30,440
Increase in restricted cash	—	(2,950)
Other	(179)	(105)

Net cash (used in) provided by investing activities	(18,980)	60,471

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to stock-based compensation plans	101	882
Repurchase of the Company’s common stock	(8,126)	—
Excess tax benefit from stock option exercises	9	135

Net cash (used in) provided by financing activities	(8,016)	1,017

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,401)	59,289

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,895	9,578

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,494	$68,867

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(1) BASIS OF PRESENTATION:
The accompanying condensed balance sheet of Synovis Life Technologies, Inc. (Synovis or the Company) as of October 31, 2008 has been derived from audited financial statements. Unaudited interim condensed financial statements as of April 30, 2009 and for the three and six months ended April 30, 2009 and 2008 have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1) for the year ended October 31, 2008.
In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and six months ended April 30, 2009 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2009.
On January 31, 2008, the last day of the Company’s first quarter of fiscal 2008, the Company sold substantially all of the assets of its interventional business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” results of the interventional business for the three and six months ended April 30, 2009 and 2008 included in our consolidated condensed financial statements as of April 30, 2009 and October 31, 2008 have been reclassified and presented as discontinued operations.
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
The primary terms of the sale included the following:
•	Heraeus paid Synovis $30,440 in cash (the “Purchase Price”) for substantially all of the assets (including receivables, inventory, fixed assets and intellectual property) and assumed certain operating liabilities of the interventional business. The Purchase Price was comprised of an initial payment of $29,500 on January 31, 2008, plus a working capital adjustment payment of $940, which was received by Synovis during the Company’s second quarter of fiscal 2008.

•	$2,950 of the Purchase Price was placed in escrow for 18 months to cover certain post-closing covenants and potential indemnification obligations. The escrow amount is included in our net gain from the sale, and is recorded as restricted cash on our balance sheet.
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

Operating results related to the divested operations for the six months ended April 30, 2008 have been reclassified and presented in the Company’s consolidated condensed statements of income as discontinued operations, are summarized below:

Six months ended
April 30, 2008

Net revenue	$7,907
Cost of revenue	6,361

Gross margin	1,546
Operating expenses	1,576

Operating loss from discontinued operations	(30)
Benefit from income taxes	(10)

Net loss from discontinued operations	$(20)

(3) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

	April 30,	October 31,
	2009	2008

Inventories consist of the following:
Finished goods	$1,239	$1,660
Work in process	3,243	2,932
Raw materials	1,187	1,141

	$5,669	$5,733

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

	April 30,	October 31,
	2009	2008

Accrued expenses consist of the following:
Accrued employee compensation and related taxes	$2,649	$3,282
Accrued stock buyback purchases	—	1,154
Other accrued expenses	1,866	1,632

	$4,515	$6,068

(4) INVESTMENTS:
At April 30, 2009, the Company’s investments included six auction rate securities (“ARS”) with a par value of $9,000 and an estimated fair value of $5,367. One of the ARS owned by the Company is a senior debt obligation of the issuer, which is a financial services company that offers credit risk protection on structured financial assets in the form of credit derivatives. The other five ARS owned by the Company are governed under the requirements of the Regulation Triple-X reinsurance trust and backed by the securitization of life insurance premiums. These five securities are further backed by monoline insurance. In January 2009, the Company received a notice of default from the issuer of one of its Regulation Triple-X ARS investments due to the issuer’s failure to make the interest payment for the month. As a result, the monoline insurer for the ARS made the interest payments to the Company for January 2009 and each scheduled payment since that time, and the Company is currently dependent upon the monoline insurer for the credit support (interest and principal) for this holding. The issuers of the Company’s other ARS have continued to meet their debt interest payment obligations as contractually required.
At April 30, 2009, the ARS investments were not liquid as the auctions for the securities have continued to fail, and in the event the Company would need to access these funds, it would not be able to do so without a significant loss of principal, unless a future auction on these investments is successful, the broker dealer redeems the securities or the securities mature. Since August 2008, several issuing and distributing ARS dealers have announced settlement agreements with various government agencies whereby the dealers plan to repurchase their customers’ ARS at par over an extended time period. During the first half of fiscal 2009, the states of Washington and California each filed charges against the Company’s third-party broker-dealer, alleging violations of state securities law and demanding, among other items, restitution at par value for all of the broker-dealer’s client ARS. The Company’s third-party broker-dealer is disputing these allegations. The future timing, proceedings and outcome of the ARS matter between the states of Washington and California and the Company’s broker-dealer is currently unknown.
As of April 30, 2009, the Company’s third-party broker-dealer had not provided an estimate of fair value for the ARS, and there was no observable ARS market information available. In the absence of such information, and taking into account the volatility in the overall investment markets, the Company performed a valuation assessment to provide a fair value estimate of its ARS as of April 30, 2009. The primary criteria the Company considered in the fair value assessment of its ARS included the complexity and transparency of the investment’s structure, the quality of collateral underlying each security (including monoline insurance where applicable), the current trading environment of the securities and a net present value (“NPV”) model based on estimated future cash flows. Management’s NPV model assumptions considered the probability of a successful auction in the future, the probability of issuer and/or monoline insurer default, an estimated interest rate risk premium to account for the lack of current liquidity, and management’s judgment, among other criteria. Furthermore, management deemed the assumptions applied in the fair value assessment to be the most relevant criteria for estimating the fair value of its ARS, which were based on known and assumed facts and circumstances, current investment market conditions and forecast market dynamics and performance as of April 30, 2009.
Based on the valuation assessment of fair value for its ARS, the Company recorded a temporary impairment of $3,633 related to its ARS investments of $9,000 (par value) as of April 30, 2009. For the first two quarters of fiscal 2009, the estimated fair value of the Company’s ARS investments has decreased $1,204 due primarily to the higher value placed on liquidity by the financial markets in response to economic deterioration since November 1, 2008, as well as the notice of default as discussed above.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

The Company has classified the impairment as temporary based primarily on its intent and ability to hold such investments until a complete and full recovery of the Company’s investment’s par value can be made. At April 30, 2009, the Company has nearly $59,000 in unrestricted, liquid cash and investments, no long-term debt, and is not aware of any factors that may impair its ability and intent to hold its ARS until a full recovery of such investments at par value. The Company currently believes this recovery in fair value to be between 18 and 48 months considering (a) the overall financial strength of the issuers and/or the monoline insurers backing the securities, (b) the potential for a settlement between the state of Washington and/or California and the Company’s third-party broker-dealer, and/or (c) the cyclical nature of all investing markets and the possible resumption of successful auctions for our securities. However, the Company may not be able to recover its ARS investments’ par value until final maturity (with a current weighted average maturity of 27 years).
The Company believes that the underlying issuers or the third-party insurers of its ARS will be able to continue to pay interest when due or repay the invested principal at par upon maturity, if applicable. However, the fair value of the ARS investment could change significantly and the Company may be required to record additional temporary impairment. Further, any impairment could become “other than temporary” in the future based on changes in the Company’s intent or ability to hold its ARS to full recovery, market conditions and continued uncertainties in the credit markets as well as other facts and circumstances. Through May 27, 2009, the Company has continued to receive interest payments on the ARS in accordance with their terms. Due to the ongoing uncertainties involving the Company’s ARS, management believes the recovery period for these investments is likely to be longer than 12 months and have classified these investments as long-term as of April 30, 2009.
(5) GOODWILL AND OTHER INTANGIBLE ASSETS:
The following table summarizes the Company’s amortized intangible assets:

	As of April 30,		As of October 31,
	2009		2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and trademarks	$1,183	$572	$1,182	$515
Developed technology	1,952	1,042	1,952	945
Non-compete agreements	700	559	700	499

Total	$3,835	$2,173	$3,834	$1,959

Amortization expense for continuing operations was $214 and $213 for the six months ended April 30, 2009 and 2008, respectively. The estimated amortization expense for each of the next five years is approximately $375 per year based on the current amortizable intangible assets owned by the Company.
The Company had goodwill recorded of $3,462 at April 30, 2009 and $3,283 at October 31, 2008. No impairment losses of goodwill and other intangible assets were incurred during the three and six months ended April 30, 2009 or 2008, respectively.
(6) STOCK-BASED COMPENSATION:
The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) permits the Company to grant incentive stock options, non-qualified stock options or share awards to eligible recipients.
The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Shared-Based Payment (“SFAS No. 123R”). Total stock-based compensation expense included in the consolidated condensed statements of income for the three months ended April 30, 2009 and 2008, was $246 ($213, net of tax) and $122 ($95, net of tax), respectively. Total stock-based compensation expense included in the consolidated

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

condensed statements of income for the six months ended April 30, 2009 and 2008, was $440 ($376, net of tax) and $234 ($188, net of tax), respectively. Stock-based compensation expense is presently expected to be approximately $250 in each of the remaining quarters of fiscal 2009.
During the six months ended April 30, 2009, the Company granted 161,380 stock options at a weighted average exercise price per share of $15.22. During the six months ended April 30, 2008, the Company granted 20,000 stock options at a weighted average exercise price per share of $19.16. The Black-Scholes option valuation assumptions used were as follows:

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
(7) EARNINGS PER SHARE (“EPS”):
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Denominator for basic earnings per share — weighted-average common shares	11,530,899	12,413,059	11,627,550	12,392,618
Shares associated with option plans	231,907	292,777	238,641	340,614

Denominator for diluted earnings per share — weighted-average common shares and dilutive potential common shares	11,762,806	12,705,836	11,866,191	12,733,232

Options excluded from EPS calculation because the option’s exercise price and unamortized expense are greater than the average market price of the Company’s common stock	198,661	41,193	164,466	30,265

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

(8) SHAREHOLDERS’ EQUITY:
During the six months ended April 30, 2009, options to purchase of 6,500 shares of the Company’s common stock were exercised at prices between $7.50 and $13.48 per share. During the six months ended April 30, 2008, options to purchase of 94,201 shares of the Company’s common stock were exercised at prices between $4.63 and $18.99 per share.
(9) REPURCHASE OF COMMON SHARES:
In May 2008, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. As of January 2009, the Company had completed the repurchase of 1,000,000 shares of its common stock for aggregate consideration of $16,675. During fiscal 2009, the Company repurchased 496,000 shares at an average purchase price of $16.39 per share.
(10) COMPREHENSIVE INCOME (LOSS):
The following table summarizes the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Net income	$2,082	$1,301	$3,745	$7,816

Changes in unrealized gain/loss:
ARS	77	—	(1,204)	—
Other investments	(56)	—	187	—

Other comprehensive income (loss)	21	—	(1,017)	—

Comprehensive income	$2,103	$1,301	$2,728	$7,816

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
The fair value of the Company’s investments other than its ARS was determined based on Level 1 inputs. The fair value of these investments was $209 higher than their cost as of April 30, 2009. The fair value of the Company’s ARS investments (described in Note 4 above) was determined based on Level 3 inputs utilizing a discounted cash

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

flow model, in addition to an evaluation of each investment’s structure, collateral and current trading environment, to derive an estimate of fair value at April 30, 2009.
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
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired; 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and Other Comprehensive Income; and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of these Staff Positions is required for the Company’s interim reporting period beginning May 1, 2009 with early adoption permitted.
Also effective November 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities , and permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS 141R changes how a reporting enterprise will account for the acquisition of a business. When effective, SFAS No. 141R will replace SFAS No. 141 in its entirety. SFAS 141R will apply prospectively to business combinations with an acquisition date on or after November 1, 2009. Both early adoption and retrospective application are prohibited.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:
The disclosures in this Form 10-Q include “forward-looking statements” made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “should”, “could”, “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, the ability of our expanding direct sales force to grow revenues, outcomes of clinical and marketing trials as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, the cost and outcome of intellectual property litigation, any operational or financial impact from the current global economic downturn, current market conditions affecting our investments, any claims for indemnification related to the sale of the interventional business, as well as other factors found in the Company’s filings with the SEC, such as the “Risk Factors” section in Item 1A of the Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1), for the year ended October 31, 2008.
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
As discussed in Note 2 to our unaudited consolidated condensed financial statements, on January 31, 2008 we sold our interventional business. Operating results related to those operations for the three and six months ended April 30, 2009 and 2008 have been reclassified and presented as discontinued operations. Unless otherwise indicated, the following management discussion and analysis refers only to continuing operations of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Results of Operations
Comparison of the Three Months Ended April 30, 2009 with the Three Months Ended April 30, 2008 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the second quarter of fiscal 2009 and fiscal 2008:

	For the quarter ended		For the quarter ended
	April 30, 2009		April 30, 2008		Change
	$	%	$	%	$	%

Net revenue	$14,755	100.0%	$12,413	100.0%	$2,342	18.9%
Cost of revenue	4,076	27.6	4,010	32.3	66	1.7

Gross margin	10,679	72.4	8,403	67.7	2,276	27.1

Selling, general and administrative	6,992	47.4	6,200	49.9	792	12.8
Research and development	913	6.2	806	6.5	107	13.3

Operating expenses	7,905	53.6	7,006	56.4	899	12.8

Operating income	$2,774	18.8%	$1,397	11.3%	$1,377	98.6%

We generated net revenue of $14,755 in the second quarter of fiscal 2009, an increase of $2,342 or 19% from $12,413 in the year-ago quarter. The following table summarizes net revenue by product group and geography:

	For the quarter ended
	April 30,
	2009	%	2008	%

Peri-Strips®	$4,969	34%	$4,317	35%
Biomaterial patch products	6,199	42%	4,896	39%
Devices for microsurgery	2,101	14%	1,793	15%
Surgical tools and other	1,486	10%	1,407	11%

Total	$14,755	100%	$12,413	100%

Domestic	$12,400	84%	$10,387	84%
International	2,355	16%	2,026	16%

Total	$14,755	100%	$12,413	100%

The increase in net revenue in the second quarter of fiscal 2009 compared to the prior-year was due to the following:
•	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $1,875; and

•	Higher average net selling prices, primarily due to various worldwide hospital list price increases for certain of our products, increased revenue by approximately $467.
The increase in worldwide units sales was primarily attributable to our direct sales force (which was expanded from 43 to 49 sales representatives in the first half of fiscal 2009) growing product sales, as well as increased market acceptance of Veritas® Collagen Matrix (“Veritas”) into the domestic hernia and general surgery markets and Peri-Strips in the domestic and European markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Worldwide net revenue from Peri-Strips was $4,969 in the second quarter of fiscal 2009, an increase of 15% from $4,317 in the second quarter of fiscal 2008. Peri-Strips growth rate exceeded the estimated growth of procedures in which the product is used, which we believe was attributable to product performance, our direct sales force communicating the benefits of Peri-Strips, and the increased international market penetration of Peri-Strips. Peri-Strips is a bovine pericardium-based staple-line buttress used primarily to control bleeding and leakage of bodily fluids in various medical procedures, primarily gastric bypass surgery. Our Peri-Strips product line includes both linear and circular buttresses, and are produced in a wide assortment of sizes to fit staplers of the two leading surgical stapler companies.
Revenue from Biomaterial patch products increased $1,303 or 27% to $6,199 in the second quarter of fiscal 2009. A 50% increase in Veritas units sold in the current quarter, driven by the hernia, reconstructive and general surgery markets, was the primary driver of the increase. Veritas is a remodelable tissue platform used in surgery to repair and replace soft tissue. Other drivers of the revenue increase included a 9% increase in unit volumes of Tissue-Guard sold worldwide in the current quarter and list price increases of our Tissue-Guard and Veritas products in most worldwide geographies in the first half of fiscal 2009. Our Tissue-Guard family of products is a permanent tissue platform used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurological procedures.
Revenue from devices for microsurgery was $2,101 in the second quarter of fiscal 2009, an increase of $308 or 17% from $1,793 in the year-ago quarter. The revenue growth was driven by Coupler unit sales growth of 22% in the current quarter as well as list price increases to the Coupler in late fiscal 2008. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.
Our gross margin increased to 72% in the second quarter of fiscal 2009 from 68% during the second quarter of fiscal 2008. The margin increase was due primarily to favorable product sales mix in the current period, improved production and overhead rate utilization associated with product sold in the current period and higher average net selling prices. Factors which affect gross margin include sales mix among geographies and product lines, volume and other production activities. Accordingly, our gross margins may fluctuate from period to period based on variations in these factors.
Selling, general and administrative (“SG&A”) expense during the second quarter of fiscal 2009 was $6,992, an increase of $792 or 13% from SG&A expense of $6,200 in the second quarter of fiscal 2008. As a percentage of net revenue, SG&A expense was 47% in the second quarter of fiscal 2009 as compared to 50% in the prior-year quarter. The current quarter SG&A increase was due to the expansion of our direct sales force from 43 to 49 sales representatives in the first half of fiscal 2009, increased legal expense as well as general and administrative investments in new business development, clinical personnel and information technology. Additionally, stock-based compensation expense was $246 in the current quarter, up from $122 in the second quarter of fiscal 2008.
In the second half of fiscal 2009, we expect to expand our domestic sales force by 16 sales representatives. Upon completion, we expect to have as many as 65 sales representatives by the end of fiscal 2009. In addition, we expect to invest in post market clinical study activity in fiscal 2009 to provide data in support of our product lines in several market indications. As a result, we expect SG&A expense to increase significantly in fiscal 2009 as compared to fiscal 2008.
Research and development (“R&D”) expense totaled $913 during the second quarter of fiscal 2009 as compared to $806 in the prior-year quarter. R&D activity in the current quarter focused on several activities, including research to support current indications for use of Veritas, exploring potential opportunities for further expanding the indications for use of Veritas, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler, among others. R&D expense fluctuates from period to period based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.
We recorded operating income of $2,774 in the second quarter of fiscal 2009, an improvement of $1,377 compared to operating income of $1,397 in the second quarter of fiscal 2008. Interest income was $237 in the second quarter of fiscal 2009 compared with $575 in the second quarter of fiscal 2008, primarily due to lower investment yield in the current period.
We recorded a provision for income taxes in the second quarter of fiscal 2009 of $929 at an effective tax rate of 31%. In the second quarter of fiscal 2008 we recorded a provision for income taxes of $671 at an effective rate of 34%. On a year to date basis, our provision for income taxes reflects an effective tax rate of 33%, which is our current expected tax rate for fiscal 2009. Our fiscal 2009 effective tax rate is expected to be lower than the prior-year due to an expected lower overall rate for state taxes, primarily due to a change in state apportionment factors caused by the current expected mix of our product sales by state.
Comparison of the Six Months Ended April 30, 2009 with the Six Months Ended April 30, 2008 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the first six months of fiscal 2009 and fiscal 2008:

	For the six months ended		For the six months ended
	April 30, 2009		April 30, 2008		Change
	$	%	$	%	$	%

Net revenue	$28,169	100.0%	$23,719	100.0%	$4,450	18.8%
Cost of revenue	8,049	28.6	7,695	32.4	354	4.6

Gross margin	20,120	71.4	16,024	67.6	4,096	25.6

Selling, general and administrative	13,339	47.3	11,855	50.0	1,484	12.5
Research and development	1,767	6.3	1,489	6.3	278	18.6

Operating expenses	15,106	53.6	13,344	56.3	1,762	13.2

Operating income	$5,014	17.8%	$2,680	11.3%	$2,334	87.1%

We generated net revenue of $28,169 in the first half of fiscal 2009, an increase of $4,450 or 19% from $23,719 in the year-ago period. The following table summarizes net revenue by product group and geography:

	For the six months ended
	April 30,
	2009	%	2008	%

Peri-Strips	$9,844	35%	$8,202	34%
Biomaterial patch products	11,470	41%	9,155	39%
Devices for microsurgery	3,886	14%	3,546	15%
Surgical tools and other	2,969	10%	2,816	12%

Total	$28,169	100%	$23,719	100%

Domestic	$23,667	84%	$19,846	84%
International	4,502	16%	3,873	16%

Total	$28,169	100%	$23,719	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The increase in net revenue in the first half of fiscal 2009 compared to the prior-year period was due to the following:
•	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $3,580; and

•	Higher average net selling prices, primarily due to various worldwide hospital list price increases for certain of our products, increased revenue by approximately $870.
The increase in worldwide units sales was primarily attributable to our direct sales force (which was expanded from 43 to 49 sales representatives in the first half of fiscal 2009) growing product sales, as well as increased market acceptance of Veritas into the domestic hernia and general surgery markets and Peri-Strips in the domestic and European markets.
Worldwide net revenue from Peri-Strips was $9,844 in the first two quarters of fiscal 2009, an increase of 20% from $8,202 in the same period of fiscal 2008. Peri-Strips growth rate exceeded the estimated growth of procedures in which the product is used, which we believe was attributable to product performance, our direct sales force communicating the benefits of Peri-Strips, and the increased international market penetration of PSD Veritas.
Revenue from Biomaterial patch products increased $2,315 or 25% to $11,470 in the first half of fiscal 2009 from $9,155 in the year-ago period. A 45% increase in Veritas units sold, driven by the hernia, reconstructive and general surgery markets, was the primary driver of the increase. Other drivers of the revenue increase included an 8% increase in unit volumes of Tissue-Guard sold worldwide in the current period and list price increases of our Tissue-Guard and Veritas products in most worldwide geographies in the first half of fiscal 2009.
Revenue from devices for microsurgery was $3,886 in the first half of fiscal 2009, as compared to $3,546 in the year-ago period. The revenue growth was driven by Coupler unit sales growth of 10% in the current year as well as list price increases to the Coupler in late fiscal 2008.
Our gross margin increased to 71% in the first two quarters of fiscal 2009 from 68% during the comparative period of fiscal 2008. The margin increase was due primarily to favorable sales mix (geographic and product) in the current period, improved production and overhead rate utilization associated with product sold in the current period and higher average net selling prices.
SG&A expense during the first two quarters of fiscal 2009 was $13,339, an increase of $1,484 or 13% from SG&A expense of $11,855 in the first two quarters of fiscal 2008. As a percentage of net revenue, SG&A expense was 47% in the first half of fiscal 2009 as compared to 50% in the prior-year period. The SG&A increase was due to the expansion of our direct sales force from 43 to 49 sales representatives in the first half of fiscal 2009, increased legal expense as well as general and administrative investments in new business development, clinical personnel and information technology. Additionally, stock-based compensation expense was $440 (3 cents per diluted share) in the first half of fiscal 2009, up from $234 (1 cent per diluted share) in the first half of fiscal 2008.
R&D expense totaled $1,767 during the first two quarters of fiscal 2009, an increase of $278 or 19% from the prior-year period, driven by increased project activity during the current-year period. R&D activity in the first six months of fiscal 2009 focused on several activities, including research to support current indications for use of Veritas, exploring potential opportunities for further expanding the indications for use of Veritas, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler, among others.
We recorded operating income of $5,014 in the first six months of fiscal 2009, an improvement of $2,334 compared to operating income of $2,680 in the first six months of fiscal 2008. Interest income was $576 in the first half of fiscal 2009 compared with $1,160 in the first half of fiscal 2008, primarily due to lower investment yields in the current year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

We recorded a provision for income taxes in the first two quarters of fiscal 2009 of $1,845 at an effective tax rate of 33%. In the first half of fiscal 2008, we recorded income tax expense of $1,344 at an effective rate of 35%. Our fiscal 2009 effective tax rate is expected to be lower than the prior-year due to an expected lower overall rate for state taxes, primarily due to a change in state apportionment factors caused by the current expected mix of our product sales by state.
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
Liquidity and Capital Resources
Cash, cash equivalents, restricted cash and investments totaled $67,166 at April 30, 2009, a decrease of $7,622 from $74,788 at October 31, 2008. Included in the above, we have $11,279 of investments (inclusive of $5,367 of ARS) classified as non-current and $2,950 of restricted cash as of April 30, 2009. Working capital at April 30, 2009 and October 31, 2008 was $65,041 and $62,097, respectively. We have no long-term debt. We currently expect our cash and investments on hand, along with funds from operations to be sufficient to cover both of our short- and long-term operating requirements, subject however, to numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.
The decrease in cash, cash equivalents, investments and restricted cash during the six months ended April 30, 2009 was primarily due to the use of cash of $8,126 to repurchase 496,000 shares of our common stock in the first quarter of fiscal 2009, partially offset by cash provided by operating activities of $2,595 for the six months ended April 30, 2009.
Operating activities provided cash of $2,595 in the first six months of fiscal 2009, as compared to using cash of $2,199 during the first six months of fiscal 2008. Net income of $3,745 and non cash items of $1,350 during the first six months of fiscal 2009 were partially offset by $2,500 of cash used for working capital requirements. The working capital use of cash was driven by payments for year-end accruals of stock repurchases, sales commissions and incentive compensation as well as maintaining higher accounts receivable balances driven by higher revenue levels. The use of cash in fiscal 2008 was driven by income tax payments made of $4,312 in the first six months of fiscal 2008, driven by the gain on sale of the interventional business combined with higher taxable income from our continuing operations. Cash flow from operating activities for the first six months of fiscal 2008 from continuing operations was approximately $2,300, while operating cash flows from discontinued operations used cash of approximately $4,500.
Investing activities used cash of $18,980 during the first six months of fiscal 2009 compared to cash provided of $60,471 during the first six months of fiscal 2008. In the first six months of fiscal 2009, we used cash of $19,396 to purchase short- and long-term municipal bonds as part of our investment strategy. We also recorded $609 in purchases of property, plant and equipment, compared to purchases of $694 in the first half of fiscal 2008. In the first two quarters of fiscal 2008 we had net proceeds of $33,840 from the sale of investments as we liquidated a majority of our ARS holdings. Additionally in the first six months of fiscal 2008, we recorded $30,440 in proceeds from the sale of the interventional business. As noted above, $2,950 of the sale proceeds were recorded as restricted cash.
Financing activities used cash of $8,016 in the first half of fiscal 2009, primarily for the stock repurchase program noted above. Proceeds from stock-based compensation plans totaled $101 in the first half of fiscal 2009, as compared to $882 in the first half of fiscal 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

At April 30, 2009, our investments included six auction rate securities (“ARS”) with a par value of $9,000 and an estimated fair value of $5,367. One of our ARS is a senior debt obligation of the issuer, which is a financial services company that offers credit risk protection on structured financial assets in the form of credit derivatives. The other five ARS we own are governed under the requirements of the Regulation Triple-X reinsurance trust and backed by the securitization of life insurance premiums. These five securities are further backed by monoline insurance. In January 2009, we received a notice of default from the issuer of one of its Regulation Triple-X ARS investments due to the issuer’s failure to make the interest payment for the month. As a result, the monoline insurer for the ARS made the interest payments to us for January 2009 and each scheduled payment since that time, and we are currently dependent upon the monoline insurer for the credit support (interest and principal) for this holding. The issuers of the Company’s other ARS have continued to meet their debt interest payment obligations as contractually required.
At April 30, 2009, the ARS investments were not liquid as the auctions for the securities have continued to fail, and in the event we would need to access these funds, we would not be able to do so without a significant loss of principal, unless a future auction on these investments is successful, the broker dealer redeems the securities or the securities mature. Since August 2008, several issuing and distributing ARS dealers have announced settlement agreements with various government agencies whereby the dealers plan to repurchase their customers’ ARS at par over an extended time period. During the first half of fiscal 2009, the states of Washington and California each filed charges against our third-party broker-dealer, alleging violations of state securities law and demanding, among other items, restitution at par value for all of the broker-dealer’s client ARS. Our third-party broker-dealer is disputing these allegations. The future timing, proceedings and outcome of the ARS matter between the states of Washington and California and our broker-dealer is currently unknown.
As of April 30, 2009, our third-party broker-dealer had not provided an estimate of fair value for the ARS, and there was no observable ARS market information available. In the absence of such information, and taking into account the volatility in the overall investment markets, we performed a valuation assessment to provide a fair value estimate of our ARS as of April 30, 2009. The primary criteria we considered in the fair value assessment of our ARS included the complexity and transparency of the investment’s structure, the quality of collateral underlying each security (including monoline insurance where applicable), the current trading environment of the securities and a net present value (“NPV”) model based on estimated future cash flows. Our NPV model assumptions considered the probability of a successful auction in the future, the probability of issuer and/or monoline insurer default, an estimated interest rate risk premium to account for the lack of current liquidity, and management’s judgment, among other criteria. Furthermore, we deemed the assumptions applied in the fair value assessment to be the most relevant criteria for estimating the fair value of our ARS, which were based on known and assumed facts and circumstances, current investment market conditions and forecast market dynamics and performance as of April 30, 2009.
Based on the valuation assessment of fair value for our ARS, we recorded atemporary impairment of $3,633 related to our ARS investments of $9,000 (par value) as of April 30, 2009. For the first two quarters of fiscal 2009, the estimated fair value of our ARS investments has decreased $1,204 due primarily to the higher value placed on liquidity by the financial markets in response to economic deterioration since November 1, 2008, as well as the notice of default as discussed above.
We have classified the impairment as temporary based primarily on our intent and ability to hold such investments until a complete and full recovery of our investment’s par value can be made. At April 30, 2009, we have nearly $59,000 in unrestricted, liquid cash and investments, no long-term debt, and are not aware of any factors that may impair our ability and intent to hold our ARS until a full recovery of such investments at par value. We currently believe this recovery in fair value to be between 18 and 48 months considering (a) the overall financial strength of the issuers and/or the monoline insurers backing the securities, (b) the potential for a settlement between the state of Washington and/or California and our third-party broker-dealer, and/or (c) the cyclical nature of all investing markets and the possible resumption of successful auctions for our securities. However, we may not be able to recover our ARS investments’ par value until final maturity (with a current weighted average maturity of 27 years).
We believe that the underlying issuers or the third-party insurers of our ARS will be able to continue to pay interest when due or repay the invested principal at par upon maturity, if applicable. However, the fair value of the ARS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

investment could change significantly and we may be required to record additional temporary impairment. Further, any impairment could become “other than temporary” in the future based on changes in our intent or ability to hold our ARS to full recovery, market conditions and continued uncertainties in the credit markets as well as other facts and circumstances. Through May 27, 2009, we have continued to receive interest payments on our ARS in accordance with their terms. Due to the ongoing uncertainties involving our ARS, we believe the recovery period for these investments is likely to be longer than 12 months and have classified these investments as long-term as of April 30, 2009.
Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.
Critical Accounting Policies
Investments: Our investments consist of tax-exempt municipal bond investments and taxable auction rate securities. Our investment policy seeks to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. We account for all of our investments as “available-for-sale” and report these investments at fair value, with unrealized gains and losses excluded from earnings and reported in “Accumulated Other Comprehensive Income (Loss),” a component of shareholders’ equity. At April 30, 2009, we recorded an unrealized loss of $3,633 on the valuation of our ARS, along with an unrealized gain on other investments of $209, which was reflected as a net Accumulated Other Comprehensive Loss of $3,424 at April 30, 2009. See Note 4 to the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q for additional investment information.
We review our investments for impairment in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. We believe that the impairment of our ARS was temporary as of April 30, 2009.
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
Inventories: Inventories, which are comprised of raw materials, work in process and finished goods, are valued at the lower of cost, first-in, first-out (“FIFO”) or market. Overhead costs are applied to work in process and finished goods based on annual estimates of production volumes and overhead spending. These estimates are reviewed and assessed for reasonableness on a quarterly basis and adjusted as needed. The estimated value of excess, slow-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value is established by us on a quarterly basis through review of inventory on hand and assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration.
Stock-Based Compensation: The Company accounts for stock based payment awards in accordance with SFAS No. 123(R), Share Based Payments (“SFAS 123(R)”). The Company recognizes stock-based compensation based on certain assumption inputs within the Black-Scholes Model. These assumption inputs are used to determine an estimated fair value of stock based payment awards on the date of grant and require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. Management assesses the assumptions and methodologies used to calculate estimated fair value of stock-based compensation on a regular basis. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination.
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
The fair value of the Company’s investments other than its ARS was determined based on Level 1 inputs. The fair value of these investments was $209 higher than its cost as of April 30, 2009. The fair value of the Company’s ARS investments (described in Note 4 above) was determined based on Level 3 inputs utilizing a discounted cash flow model, in addition to an evaluation of each investment’s structure, collateral and current trading environment, to derive an estimate of fair value at April 30, 2009.
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
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired; 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and Other Comprehensive Income; and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of these Staff Positions is required for the Company’s interim reporting period beginning May 1, 2009 with early adoption permitted.
Also effective November 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities , and permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS 141R changes how a reporting enterprise will account for the acquisition of a business. When effective, SFAS No. 141R will replace SFAS No. 141 in its entirety. SFAS 141R will apply prospectively to business combinations with an acquisition date on or after November 1, 2009.. Both early adoption and retrospective application are prohibited.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At April 30, 2009, we had $9,000,000 (par value) invested in auction rate securities of various issuers that had experienced auction failures, meaning that interested sellers of the securities were unable to liquidate their investment. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the broker redeems the securities or the underlying securities have matured. Therefore, we are unable to access the principal that we invested in these securities, and may not be able to do so for some time. The fair value of these securities was estimated at $5,367,000 at April 30, 2009, resulting in an impairment charge of $3,633,000. We believe the fair value estimate and impairment charge to be reasonable based on valuations performed. The fair value of our investment in these investments could change significantly in the future, as could the classification of the impairment as temporary, based on market conditions and continued uncertainties in the financial markets.
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
In the first quarter of fiscal 2009, a claim construction hearing was held to interpret the claims that define the scope of the patent. The Court’s claim construction ruling was entered on January 23, 2009, generally adopting our proposed construction for each of the claim terms. Since then, Gore has filed a motion seeking leave of court to amend its counterclaim to include claims against us for false marking and inequitable conduct. We have disputed Gore’s counterclaims. The Court has dismissed Gore’s claim of false marking and has allowed their claim of inequitable conduct to proceed.
There is expected to be a series of depositions from May through July 2009, followed by a period of discovery relating to expert witnesses. The expected trail-ready date is in March 2010.
We intend to vigorously protect our intellectual property rights and we expect to incur substantial legal fees. However due to the stage of this action, we are unable to estimate future legal fees associated with the action, and there can be no assurance that we will prevail in this matter.
From time to time, we may become involved in routine litigation incidental to our business. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that our risk management practices, including our insurance coverage, are reasonably adequate to protect against potential material product liability losses.
ITEM 1A. RISK FACTORS
In our Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1), for the year ended October 31, 2008, we identified under Part I, Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Form 10-K, as amended. However, the risks described in our Form 10-K, as amended, are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the Securities and Exchange Commission, also could cause our actual results to differ materially from our anticipated results or other expectations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following is a report of the voting results of the Company’s annual shareholder’s meeting held on March 5, 2009.
The proposal to elect eight directors, as described in the Company’s proxy statement for its annual meeting of shareholders held on March 5, 2009, was approved. William G. Kobi, Richard W. Kramp, Karen Gilles Larson, Mark F. Palma, Richard W. Perkins, Timothy M. Scanlan, John D. Seaberg and Sven A. Wehrwein were elected until the next annual meeting of shareholders or until their successors are duly elected and qualified. There were no broker non-votes, abstentions or votes withheld. The tabulation was as follows:

Director	Votes For	Votes Against

William G. Kobi	8,069,813	2,039,690
Richard W. Kramp	9,744,729	364,774
Karen Gilles Larson	9,698,591	410,912
Mark F. Palma	7,062,973	3,046,530
Richard W. Perkins	7,972,936	2,136,567
Timothy M. Scanlan	9,813,227	296,276
John D. Seaberg	9,684,752	424,751
Sven A. Wehrwein	8,537,821	1,571,682
The proposal to amend the Company’s 2006 Stock Incentive Plan to increase the number of shares of the Company’s Common Stock reserved for issuance by 500,000 shares, as described in the Company’s proxy statement for its annual meeting of shareholders held on March 5, 2009, was approved. The tabulation was as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Votes
6,412,579	1,044,018	34,751	2,618,155
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
10.1	2006 Stock Incentive Plan, as amended and restated (filed herewith electronically).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (filed herewith electronically).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SYNOVIS LIFE TECHNOLOGIES, INC.
Dated: May 29, 2009	/s/ Brett Reynolds
Brett Reynolds
Vice President of Finance, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS

10.1	2006 Stock Incentive Plan, as amended and restated (filed herewith electronically).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (filed herewith electronically).