Form 10-Q
period 2009-07-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2009-09-09
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On September 2, 2009, there were 11,571,396 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2009	2008	2009	2008
Net revenue	$15,032	$13,366	$43,201	$37,085
Cost of revenue	4,257	4,171	12,306	11,866

Gross margin	10,775	9,195	30,895	25,219

Operating expenses:
Selling, general and administrative	7,384	6,070	20,723	17,925
Research and development	945	847	2,712	2,336
Other	4,100	—	4,100	—

Operating expenses	12,429	6,917	27,535	20,261

Operating (loss) income	(1,654)	2,278	3,360	4,958

Other (expense) income, net:
Interest income	190	430	766	1,590
Impairment of investments	(4,100)	—	(4,100)	—

Other (expense) income	(3,910)	430	(3,334)	1,590

(Loss) income from continuing operations before (benefit from) provision for income taxes	(5,564)	2,708	26	6,548
(Benefit from) provision for income taxes	(690)	948	1,155	2,292

(Loss) income from continuing operations	(4,874)	1,760	(1,129)	4,256

Discontinued operations:
Loss from operations of discontinued business, net of tax benefit of $10	—	—	—	(20)

Gain on sale of discontinued operations, net of taxes of $6,083	—	—	—	5,340

Net (loss) income	$(4,874)	$1,760	$(1,129)	$9,576

Basic (loss) earnings per share:
- Continuing operations	$(0.42)	$0.14	$(0.10)	$0.34
- Discontinued operations	—	—	—	0.43

Basic (loss) earnings per share	$(0.42)	$0.14	$(0.10)	$0.77

Diluted (loss) earnings per share:
- Continuing operations	$(0.42)	$0.14	$(0.10)	$0.33
- Discontinued operations	—	—	—	0.42

Diluted (loss) earnings per share	$(0.42)	$0.14	$(0.10)	$0.75

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JULY 31, 2009 (UNAUDITED) AND OCTOBER 31, 2008

	July 31,	October 31,
(in thousands, except share and per share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$16,266	$46,895
Restricted cash	—	2,950
Short-term investments	32,874	5,598
Accounts receivable, net	7,238	6,071
Inventories	7,731	5,733
Deferred income tax asset, net	402	—
Other current assets	1,489	2,390

Total current assets	66,000	69,637

Investments, net	9,201	19,345
Property, plant and equipment, net	3,800	2,931
Goodwill	3,575	3,283
Other intangible assets, net	7,046	1,875
Deferred income tax asset, net	2,044	330

Total assets	$91,666	$97,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,504	$1,325
Accrued expenses	5,727	6,068
Deferred income tax liability, net	—	147

Total current liabilities	7,231	7,540

Total liabilities	7,231	7,540

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of July 31, 2009 and October 31, 2008	—	—
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 11,571,396 and 12,018,670 as of July 31, 2009 and October 31, 2008, respectively	116	120
Additional paid-in capital	65,329	72,181
Accumulated other comprehensive income (loss)	152	(2,407)
Retained earnings	18,838	19,967

Total shareholders’ equity	84,435	89,861

Total liabilities and shareholders’ equity	$91,666	$97,401

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008

	Nine Months Ended
	July 31,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,129)	$9,576

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Impairment of investments	4,100	—
Acquired in-process research and development expense	3,500	—
Impairment of intangible assets	600	—
Gain on sale of interventional business	—	(5,340)
Depreciation of property, plant and equipment	726	1,491
Amortization of intangible assets	330	344
Amortization of investment premium, net	683	—
Stock-based compensation	687	362
Tax benefit from stock option exercises	14	104
Deferred income taxes	(2,263)	317

Change in operating assets and liabilities:
Accounts receivable	(1,117)	(766)
Inventories	56	(320)
Other current assets	942	(350)
Accounts payable	179	(571)
Accrued expenses	(341)	(5,811)

Net cash provided by (used in) operating activities	6,967	(964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(921)	(884)
Investments in patents, trademarks and licenses	(101)	(70)
Purchases of investments	(27,426)	(56,887)
Proceeds from the maturity or sale of investments	8,070	72,381
Purchase of assets of Pegasus Biologics, Inc.	(12,319)	—
Proceeds from sale of interventional business	—	30,440
Decrease (increase) in restricted cash	2,950	(2,950)
Other	(292)	(204)

Net cash (used in) provided by investing activities	(30,039)	41,826

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to stock-based compensation plans	439	1,249
Repurchase of the Company’s common stock	(8,126)	(1,561)
Excess tax benefit from stock option exercises	130	226

Net cash used in financing activities	(7,557)	(86)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,629)	40,776

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,895	9,578

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,266	$50,354

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(1) BASIS OF PRESENTATION:
The accompanying condensed balance sheet of Synovis Life Technologies, Inc. (Synovis or the Company) as of October 31, 2008 has been derived from audited financial statements. Unaudited interim condensed financial statements as of July 31, 2009 and for the three and nine months ended July 31, 2009 and 2008 have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1), for the year ended October 31, 2008.
In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and nine months ended July 31, 2009 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2009.
On January 31, 2008, the Company sold substantially all of the assets of its interventional business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, results of the interventional business as of July 31, 2009 and October 31, 2008 and for the three and nine months ended July 31, 2009 and 2008 included in our consolidated condensed financial statements have been reclassified and presented as discontinued operations.
On July 17, 2009, the Company, through its newly formed and wholly-owned subsidiary Synovis Orthopedic and Woundcare, Inc., acquired substantially all of the assets of Pegasus Biologics, Inc., a Delaware corporation (“Pegasus”), located in Irvine, California. In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), results of Synovis Orthopedic and Woundcare, Inc. from July 17, 2009 to July 31, 2009, are included in the consolidated condensed financial statements as of and for the three and nine months ended July 31, 2009.
All amounts included in the Notes to Consolidated Condensed Financial Statements are in thousands, except for share and per share data, and as specified otherwise.
(2) ACQUISITION OF BUSINESS:
On July 17, 2009, the Company, through its wholly-owned subsidiary Synovis Orthopedic and Woundcare, Inc., completed the acquisition of substantially all of the assets of Pegasus Biologics, Inc., a Delaware corporation (“Pegasus”), from Comerica Bank (“Comerica”) pursuant to a Foreclosure Sale Agreement with Comerica dated as of July 2, 2009 (the “Foreclosure Sale Agreement”). The acquisition resulted from a sealed bid auction process after Pegasus effectively ceased operations when attempts to raise additional operating capital were unsuccessful. Pegasus, a privately held medical device company based in Irvine, California, focused on the development of advanced biological solutions for soft tissue repair.
Synovis paid $12,100 in cash to Comerica for the assets transferred. Synovis purchased the assets on an “as is,” “where is” basis and without recourse, subject to the representations and warranties provided for in the Foreclosure Sales Agreement.
Operating results for Synovis Orthopedic and Woundcare, Inc. (“Ortho & Wound”) from July 17, 2009 to July 31, 2009 are included in the Consolidated Condensed Statement of Operations for the three and nine months ended July 31, 2009. The assets acquired in the transaction are included in the Company’s Consolidated Condensed Balance Sheet as of July 31, 2009 and the purchase transaction has been included in the Consolidated Condensed Statement of Cash Flows for the nine month period ended July 31, 2009.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
The Company accounted for the acquisition of Pegasus under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired based on the Company’s determination of fair value at the acquisition date, and are consolidated with those of the Company. The purchase price allocation is based upon preliminary estimates of the fair value of the assets acquired. The Company is in the process of gathering information to finalize its valuation of certain assets, primarily the valuation of acquired intangible assets. The purchase price allocation will be finalized once the Company has all the necessary information to complete its estimate, but no later than one year from the acquisition date. Determination of fair value required the use of significant assumptions and estimates, including but not limited to, expected utilization of acquired inventory, future expected cash flows and applicable discount rates. The Company used the income approach to determine the fair value of the acquired intangible assets.
The following provides further information on the preliminary purchase price allocations:
Purchase Price

Cash payment	$12,100
Acquisition related costs	219

Total consideration	$12,319

Preliminary Purchase Price Allocation

Accounts receivable	$50
Inventory	2,053
Other current assets	42
Property and equipment	674
Identifiable intangible assets
- Developed technology	6,000
- Acquired in-process research and development	3,500

Assets acquired	$12,319

In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, the Company expensed the acquired in-process research and development costs of $3,500 in the third quarter of fiscal 2009. This expense is recorded as “other” operating expense in the Consolidated Condensed Statement of Operations. The Company assigned an eleven year weighted average amortization period to the identifiable developed technology assets. As the Company assigned the entire purchase price to tangible and identifiable intangible assets, none of the preliminary purchase price was allocated to goodwill.
Pro Forma Results of Operations:
The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the acquisition of the assets of Pegasus had occurred at the beginning of the earliest period presented. The unaudited pro forma results presented below assume the in-process research and development expense of $3,500 occurred as of November 1, 2007. Annual amortization expense of $545 related to acquired developed technology is reflected on a pro rata basis in each of the periods presented. The historical consolidated financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisition and are factually supportable. The unaudited pro forma condensed consolidated financial information is

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the Company after completion of the acquisition.
The following provides unaudited pro forma financial information for the three and nine months ended July 31, 2009 and 2008, assuming the Company consummated the purchase of the assets from Pegasus as of November 1, 2007:

	Three months	Three Months
	Ended	Ended
	July 31, 2009	July 31, 2008
Net revenue	$15,581	$15,587

Net loss	$(2,809)	$(407)

Net loss per share — basic and diluted	$(0.24)	$(0.03)

	Nine months	Nine Months
	Ended	Ended
	July 31, 2009	July 31, 2008
Net revenue	$48,466	$43,202

Net income (loss)	$(4,581)	$1,570

Net income (loss) per share — basic and diluted	$(0.39)	$0.13

(3) DISCONTINUED OPERATIONS:
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
The primary terms of the sale included the following:
-	Heraeus paid Synovis $30,440 in cash (the “Purchase Price”) for substantially all of the assets (including receivables, inventory, fixed assets and intellectual property) and assumed certain operating liabilities of the interventional business. The Purchase Price was comprised of an initial payment of $29,500 on January 31, 2008, plus a working capital adjustment payment of $940, which was received by Synovis during the Company’s second quarter of fiscal 2008.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
-	$2,950 of the Purchase Price was placed in escrow for 18 months to cover certain post-closing covenants and potential indemnification obligations. The escrow amount is included in our net gain from the sale, and was recorded as restricted cash on our balance sheet as of October 31, 2008.
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

Operating results related to the divested operations for the nine months ended July 31, 2008 have been reclassified and presented in the Company’s Consolidated Condensed Statements of Operations as discontinued operations, are summarized below:

Nine months ended
July 31, 2008
Net revenue	$7,907
Cost of revenue	6,361

Gross margin	1,546
Operating expenses	1,576

Operating loss from discontinued operations	(30)
Benefit from income taxes	(10)

Net loss from discontinued operations	$(20)

(4) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

	July 31,	October 31,
	2009	2008
Inventories consist of the following:

Finished goods	$2,539	$1,660
Work in process	4,053	2,932
Raw materials	1,139	1,141

	$7,731	$5,733

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

	July 31,	October 31,
	2009	2008
Accrued expenses consist of the following:
Accrued employee compensation and related taxes	$2,580	$3,282
Accrued income taxes	1,595	—
Accrued stock buyback purchases	—	1,154
Other accrued expenses	1,552	1,632

	$5,727	$6,068

(5) INVESTMENTS:
The following table summarizes the Company’s cash, cash equivalents and investments at July 31, 2009 and October 31, 2008:

	July 31, 2009
	Amortized	Unrealized	Realized	Estimated
	Cost	Gain (Loss)	Gain (Loss)	Fair Value

Cash	$10,489	$—	$—	$10,489
Money Market Funds	5,777	—	—	5,777
Municipal Bonds	37,023	152	—	37,175
Auction Rate Securities	9,000	—	(4,100)	4,900

Total	$62,289	$152	$(4,100)	$58,341

Cash and cash equivalents	$16,266	$—	$—	$16,266
Short-term investments	32,722	152	—	32,874
Long-term investments	13,301	—	(4,100)	9,201

Total	$62,289	$152	$(4,100)	$58,341

	October 31, 2008
	Amortized	Unrealized	Realized	Estimated
	Cost	Gain (Loss)	Gain (Loss)	Fair Value

Cash	$3,498	$—	$—	$3,498
Money Market Funds	28,510	—	—	28,510
Variable Rate Demand Notes	17,837	—	—	17,837
Municipal Bonds	18,350	22	—	18,372
Auction Rate Securities	9,000	(2,429)	—	6,571

Total	$77,195	$(2,407)	$—	$74,788

Cash and cash equivalents	$46,895	$—	$—	$46,895
Restricted cash	2,950	—	—	2,950
Short-term investments	5,582	16	—	5,598
Long-term investments	21,768	(2,423)	—	19,345

Total	$77,195	$(2,407)	$—	$74,788

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
At July 31, 2009, the Company’s long-term municipal bond investments mature during fiscal 2010 while the auction rate securities have varying maturity dates from 2025 to 2050.
At July 31, 2009, the Company’s investments included six auction rate securities (“ARS”) with a par value of $9,000 that were not liquid as the auctions for these securities have continued to fail since August 2007. Valuation assessments performed by the Company to date to provide an estimate of fair value have indicated the fair value of these securities is less than par value. In the event the Company would need to access these funds, it would not be able to do so without a significant loss of principal, unless a future auction on these investments is successful, the broker dealer redeems the securities or the securities mature. Since August 2008, several issuing and distributing ARS dealers have announced settlement agreements with various government agencies whereby the dealers plan to repurchase their customers’ ARS at par over an extended time period. During fiscal 2009, the states of Washington and California each filed charges against the Company’s third-party broker-dealer, alleging violations of state securities law and demanding, among other items, restitution at par value for all of the broker-dealer’s client ARS. The Company’s third-party broker-dealer is disputing these allegations. The future timing, proceedings and outcome of the ARS matter between the states of Washington and California and the Company’s broker-dealer is currently not known by the Company.
As of July 31, 2009, the Company’s third-party broker-dealer had not provided an estimate of fair value for the ARS, and there was no observable ARS market information available. In the absence of such information, and taking into account the volatility in the overall investment markets, the Company performed a valuation assessment to provide a fair value estimate of its ARS as of July 31, 2009. The primary criteria the Company considered in the fair value assessment of its ARS included the complexity and transparency of the investment’s structure, the quality of collateral underlying each security (including monoline insurance where applicable), the current trading environment of the securities and a net present value (“NPV”) model based on estimated future cash flows. Management’s NPV model assumptions considered the probability of a successful auction in the future, the probability of issuer and/or monoline insurer default, an estimated interest rate risk premium to account for the lack of current liquidity, and management’s judgment, among other criteria. Furthermore, management deemed the assumptions applied in the fair value assessment to be the most relevant criteria for estimating the fair value of its ARS, which were based on known and assumed facts and circumstances, current investment market conditions and forecast market dynamics and performance as of July 31, 2009.
Based on the valuation assessment of fair value for its ARS, the Company recorded an other-than- temporary impairment of $4,100 related to its ARS investments as of July 31, 2009 due to a change by management in their intent and uncertainty regarding their ability to hold such investments until a complete and full recovery of the investment’s par value can be made. Current quarter considerations which contributed to management’s change in intent and ability included no settlement over the ARS issue between the states of Washington and/or California and our third-party broker-dealer (which could provide for a recovery of fair value at par), the Company’s cash acquisition of the assets of Pegasus and forecast uses of operating cash for the foreseeable future, further credit rating downgrades of the ARS issuers and/or the monoline insurers of the securities, and estimated fair values of the ARS below par value for the past year and illiquid for the past two years. The other-than-temporary ARS impairment expense was reflected in the Company’s Consolidated Condensed Statements of Operations as a non-operating charge for the three- and nine-months ended July 31, 2009.
The fair value of the ARS investment could change significantly in the future and the Company may be required to record additional temporary or other-than-temporary impairment. Through September 9, 2009, the Company has

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
continued to receive interest payments on the ARS in accordance with their terms. Due to the ongoing uncertainties involving the Company’s ARS, management believes the recovery period for these investments is likely to be longer than 12 months and have classified these investments as long-term as of July 31, 2009.
(6) GOODWILL AND OTHER INTANGIBLE ASSETS:
The following table summarizes the Company’s amortized intangible assets:

	As of July 31,		As of October 31,
	2009		2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and trademarks	$1,183	$585	$1,182	$515
Developed technology	7,418	1,114	1,952	945
Non-compete agreements	634	590	700	499
Licenses	100	—	—	—

Total	$9,335	$2,289	$3,834	$1,959

In the third quarter of fiscal 2009, the Company recorded $6,000 in developed technology related to the acquisition of the assets of Pegasus. Subsequent to the acquisition, we paid cash consideration of $100 for licensing rights related to acquired product manufacturing processes.
In the third quarter of fiscal 2009, the Company performed an impairment analysis on identifiable intangible assets related to its fiscal 2007 acquisition of the 4Closure™ Surgical Fascia Closure System (“4Closure”). This analysis was performed as a result of a delay in the expected third quarter of fiscal 2009 re-launch and re-brand of the product, combined with actual revenues since the acquisition not meeting projected expectations. Based on this analysis and estimates of expected future cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge of $600 related to these identifiable intangible assets, resulting in a revised net book value of $132, which is expected to be amortized over the product’s remaining useful life of seven years. This expense is recorded as “other” operating expense in the Consolidated Condensed Statement of Operations.
Amortization expense for continuing operations was $330 and $319 for the nine months ended July 31, 2009 and 2008, respectively. The estimated amortization expense for each of the next five years is approximately $800 per year based on the current amortizable intangible assets owned by the Company.
The Company had goodwill recorded of $3,575 at July 31, 2009 and $3,283 at October 31, 2008. No impairment losses of goodwill and other intangible assets, other than those noted above, were incurred during the three and nine months ended July 31, 2009 or 2008, respectively.
(7) INCOME TAXES:
On a year to date basis, the Company recorded a provision for income taxes at an expected effective tax rate for fiscal 2009 of 28% on pretax income excluding the $4,100 capital loss on ARS. This effective tax rate is lower than the 33% rate recorded through the Company’s second quarter of fiscal 2009. The Company’s expected pretax fiscal 2009 income used to estimate the effective tax rate decreased in the third quarter primarily due to costs incurred and expected to be incurred related to the acquired Ortho & Wound business, as well as the impairment of identifiable intangible assets in the third quarter of fiscal 2009. The current estimate of permanent items is consistent with the estimate made in the second quarter.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
In the third quarter of fiscal 2009, the Company recorded a deferred tax asset of $1,506 related to the $4,100 capital loss on ARS, and established a full valuation allowance of $1,506 as the Company presently does not believe it will have future capital income to realize the benefit. The Company also reversed a $550 deferred tax liability related to the gain on the sale of the interventional business related to $2,950 of restricted cash, which was released from escrow in the third quarter of fiscal 2009.
Additionally in the third quarter of fiscal 2009, the Company established deferred tax assets of $1,286 related to the $3,500 expense of acquired in-process research and development and $223 related to the impairment of identifiable intangible assets.
(8) STOCK-BASED COMPENSATION:
The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) permits the Company to grant incentive stock options, non-qualified stock options or share awards to eligible recipients.
The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Total stock-based compensation expense included in the Consolidated Condensed Statements of Operations for the three months ended July 31, 2009 and 2008, was $252 ($218, net of tax) and $128 ($101, net of tax), respectively. Total stock-based compensation expense included in the Consolidated Condensed Statements of Operations for the nine months ended July 31, 2009 and 2008, was $687 ($591, net of tax) and $362 ($293, net of tax), respectively. Stock-based compensation expense is presently expected to be approximately $250 in the fourth quarter of fiscal 2009.
During the nine months ended July 31, 2009, the Company granted 161,880 stock options at a weighted average exercise price per share of $15.24. During the nine months ended July 31, 2008, the Company granted 25,000 stock options at a weighted average exercise price per share of $18.74. The Black-Scholes option valuation assumptions used were as follows:

	For the nine months ended July 31:
	2009	2008
Risk-free rate (1)	1.1%	2.8%
Expected dividend yield	None	None
Expected stock price volatility (2)	50%	45%
Expected term of stock options (3)	3.0 years	2.9 years
Fair value per option	$5.25	$6.15

(1)	Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

(2)	Expected stock price volatility is based on the Company’s historical volatility over the option term.

(3)	Expected term of stock options is estimated based on historical option terms for optionees in a similar class of those granted options.
The Company also has an Employee Stock Purchase Plan (“ESPP”), which permits employees to purchase common stock at 95% of the market price of its common stock at the end of each quarterly purchase period. No stock-based compensation expense for the ESPP is required to be recorded based on the provisions of SFAS No. 123R.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
(9) EARNINGS PER SHARE (“EPS”):
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Denominator for basic EPS – weighted-average common shares	11,548,669	12,432,618	11,600,967	12,406,049

Shares associated with option plans	—	307,262	—	330,810

Denominator for diluted EPS – weighted-average common shares and dilutive potential common shares	11,548,669	12,739,880	11,600,967	12,736,859

Options excluded from EPS calculation because the option’s exercise price and unamortized expense are greater than the average market price of the Company’s common stock	180,619	35,070	173,560	31,878

For the three and nine month periods ended July 31, 2009, none of the options outstanding were included in the computation of diluted EPS because the Company had incurred a net loss, and the inclusion of stock options would have been anti-dilutive.
(10) SHAREHOLDERS’ EQUITY:
During the nine months ended July 31, 2009, options to purchase of 43,776 shares of the Company’s common stock were exercised at prices between $7.50 and $16.43 per share. During the nine months ended July 31, 2008, options to purchase of 135,097 shares of the Company’s common stock were exercised at prices between $3.00 and $18.99 per share.
(11) REPURCHASE OF COMMON SHARES:
In May 2008, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. The Company in January 2009 completed the repurchase of 1,000,000 shares of its common stock for aggregate consideration of $16,675. During fiscal 2009, the Company repurchased 496,000 shares at an average purchase price of $16.39 per share.
(12) COMPREHENSIVE INCOME (LOSS):
The following table summarizes the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Net (loss) income	$(4,874)	$1,760	$(1,129)	$9,576

Changes in unrealized gain/loss:
ARS	3,633	(1,939)	2,429	(1,939)
Other investments	(57)	35	130	35

Other comprehensive income (loss)	3,576	(1,904)	2,559	(1,904)
Comprehensive (loss) income	$(1,298)	$(144)	$1,430	$7,672

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
(13) NEW ACCOUNTING PRONOUNCEMENTS:
Effective November 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), related to the Company’s financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.
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
The fair value of the Company’s investments other than its ARS was determined based on Level 1 inputs. The fair value of these investments was $152 higher than their cost as of July 31, 2009. The fair value of the Company’s ARS investments (described in Note 5 above) was determined based on Level 3 inputs utilizing a discounted cash flow model, in addition to an evaluation of each investment’s structure, collateral and current trading environment, to derive an estimate of fair value at July 31, 2009.
The effective date for certain aspects of SFAS No. 157 was deferred under FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, and is currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied by the Company to fair value measurements prospectively beginning November 1, 2009. The Company does not expect the adoption of the remaining aspects of SFAS No. 157 to have a material impact on its financial condition or results of operations.
Additional guidance in the application of SFAS No. 157 for determining the fair value of a financial asset when the market for that asset is not active was provided by FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). The adoption of FSP 157-3 did not have a material impact on the Company’s financial condition or results of operations.
Effective May 1, 2009, the Company adopted FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired; 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and Other Comprehensive Income; and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. The adoption of FSP 157-4 did not have a material impact on the Company’s financial condition or results of operations.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
Effective November 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.
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
In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments . The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information and annual reporting periods. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures in its interim financial statements for the quarter ending July 31, 2009.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“SFAS No. 168”), which establishes the FASB’s Accounting Standards Codification as the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretative releases, which are also authoritative for the SEC registrants. As a result, SFAS No. 168 replaces SFAS No. 162 to make all of the Codification content carry the same level of authority. The Company is currently evaluating the impact of SFAS No. 168, but does not expect it to have a material impact on its consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. SFAS No. 165 is not expected to significantly change practice because its guidance is similar to that in U.S. auditing literature, which the Company relied on previously for guidance on assessing and disclosing subsequent events. SFAS No. 165 is effective for the Company for interim periods and fiscal years beginning after May 1, 2009. The Company has evaluated its financial statements as of July 31, 2009 for subsequent events through September 9, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements:
The disclosures in this Form 10-Q include “forward-looking statements” made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “should”, “could”, “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, the ability of our expanding direct sales force to grow revenues, outcomes of clinical and marketing trials as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates such as Pegasus Biologics, the cost and outcome of intellectual property litigation, any operational or financial impact from the current global economic downturn, current market conditions affecting our investments, any claims for indemnification related to the sale of the interventional business, as well as other factors found in the Company’s filings with the SEC, such as the “Risk Factors” section in Item 1A of the Annual Report on Form 10-K, as amended by Form 10-K/A (Amendment No. 1), for the year ended October 31, 2008.
Business Overview
Synovis Life Technologies, Inc. is a diversified medical device company engaged in developing, manufacturing, marketing and selling implantable biomaterial products, devices for microsurgery and surgical tools, all designed to reduce risk and/or facilitate critical surgeries, improve patient outcomes and reduce health care costs. Our products serve a wide array of medical markets, including general surgery, bariatric, vascular, orthopedic, cardiac, thoracic, woundcare, neurological and microsurgery.
As discussed in Note 2 to our unaudited consolidated condensed financial statements, on July 17, 2009, we acquired, through our wholly-owned subsidiary Synovis Orthopedic and Woundcare, Inc., substantially all of the assets of Pegasus Biologics, Inc., located in Irvine, California. Operating results for Synovis Orthopedic and Woundcare, Inc. (“Ortho & Wound”) from July 17, 2009 to July 31, 2009 are included in the Consolidated Condensed Statement of Operations for the three and nine month periods ended July 31, 2009. The assets acquired in the transaction are included in the Company’s Consolidated Condensed Balance Sheet as of July 31, 2009 and the purchase transaction has been included in the Consolidated Condensed Statement of Cash Flows for the nine month period ended July 31, 2009.
As discussed in Note 3 to our unaudited consolidated condensed financial statements, on January 31, 2008 we sold our interventional business. Operating results related to those operations for the three and three quarters ended July 31, 2009 and 2008 have been reclassified and presented as discontinued operations. Unless otherwise indicated, the following management discussion and analysis refers only to continuing operations of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Results of Operations
Comparison of the Three Months Ended July 31, 2009 with the Three Months Ended July 31, 2008 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the third quarter of fiscal 2009 and fiscal 2008:

	For the quarter ended		For the quarter ended
	July 31, 2009		July 31, 2008		Change
	$	%	$	%	$	%
Net revenue	$15,032	100.0%	$13,366	100.0%	$1,666	12.5%
Cost of revenue	4,257	28.3	4,171	31.2	86	2.1

Gross margin	10,775	71.7	9,195	68.8	1,580	17.2

Selling, general and administrative	7,384	49.1	6,070	45.4	1,314	21.6
Research and development	945	6.3	847	6.4	98	11.6
Other	4,100	27.3	0	0.0	4,100	n/m

Operating expenses	12,429	82.7	6,917	51.8	5,512	79.7

Operating (loss) income	$(1,654)	(11.0%)	$2,278	17.0%	$(3,932)	n/m

We generated net revenue of $15,032 in the third quarter of fiscal 2009, an increase of $1,666 or 12% from $13,366 in the year-ago quarter. The following table summarizes net revenue by product group and geography:

	For the quarter ended
	July 31,
	2009	%	2008	%
Biomaterial patch products	$6,395	43%	$4,987	37%
Peri-Strips®	4,833	32%	4,783	36%
Devices for microsurgery	2,414	16%	2,191	16%
Surgical tools and other	1,390	9%	1,405	11%
Orthopedic and woundcare	0	0%	0	0%

Total	$15,032	100%	$13,366	100%

Domestic	$12,705	84%	$11,345	85%
International	2,327	16%	2,021	15%

Total	$15,032	100%	$13,366	100%

The increase in net revenue in the third quarter of fiscal 2009 compared to the prior-year quarter was due to the following:
-	Incremental worldwide units sold and product mix changes increased revenue approximately $1,190; and

-	Higher average net selling prices, primarily due to various worldwide hospital list price increases for certain of our products, increased revenue by approximately $475.
We believe that expansion of our direct sales force is a key long-term strategy to increase revenues. During the first half of fiscal 2009, we expanded our direct sales force from 43 to 49 sales representatives in the U.S. In the second half of fiscal 2009, we expect to hire 16 additional sales representatives (excluding sales representatives expected to be hired for Ortho & Wound), giving us a total of 65 sales representatives in the U.S. In the third quarter of fiscal 2009, we hired 11 of the 16 additional sales representatives. We expect to hire the remaining 5 additional sales

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
representatives in the fourth quarter, giving us a total of 65 sales representatives by the end of fiscal 2009. The additional sales representatives were added with the expectation to grow revenues long-term; however, our sales expansion strategies have shifted sales management time and focus in the third quarter from short-term sales growth activities towards our longer-term strategy of hiring qualified, experienced sales personnel.
In addition to the impacts of our direct sales force expansion, the increase in worldwide units sales was primarily attributable to increased market acceptance of Veritas® Collagen Matrix (“Veritas”) into the domestic hernia and general surgery markets and Peri-Strips in the European market.
We cannot fully assess the impact that the current economic downturn may have had on our results of operations. We believe, however, that the volume of certain surgical procedures in which our products are used, particularly those which may be considered elective, have been impacted by the current economic downturn. In addition, we believe the financial condition of certain of our hospital customers have been negatively impacted by the economic downturn. The impact of these items, as well as other factors, may be impacting our results of operations.
Revenue from biomaterial patch products increased $1,408 or 28% to $6,395 in the third quarter of fiscal 2009. An 82% increase in Veritas revenue in the current quarter was driven by sales into the domestic hernia, reconstructive and general surgery markets. Veritas is a remodelable tissue platform used in surgery to repair and replace soft tissue. Other drivers of the revenue increase included a 9% increase in unit volumes of Tissue-Guard sold worldwide in the current quarter and list price increases of our Tissue-Guard and Veritas products in most worldwide geographies in the first three quarters of fiscal 2009. Our Tissue-Guard family of products is a permanent tissue platform used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurological procedures.
Worldwide net revenue from Peri-Strips was $4,833 in the third quarter of fiscal 2009, an increase of $50 from $4,783 in the third quarter of fiscal 2008. Peri-Strips is a bovine pericardium-based staple-line buttress used primarily to control bleeding and leakage of bodily fluids in various medical procedures, primarily gastric bypass surgery. Our Peri-Strips product line includes both linear and circular buttresses, and are produced in a wide assortment of sizes to fit staplers of the two leading surgical stapler companies.
We believe increased market acceptance of Peri-Strips in the European market has been offset by the impact of increasing competition within the buttressing market. We believe Covidien, one of the two primary stapler companies, launched a buttress product integral with their staplers on a limited basis in early 2009 and fully launched in April 2009. During the third quarter, worldwide revenue from Peri-Strips products which adhere to Covidien staplers decreased 23% from the second quarter of fiscal 2009. This was partially offset by revenue for other Peri-Strips products increasing 10%. We are addressing the Covidien competitive threat through our expanded direct sales force, the development of product enhancements and strengthened efforts to convert additional non-buttressing surgeons.
Revenue from devices for microsurgery was $2,414 in the third quarter of fiscal 2009, an increase of $223 or 10% from $2,191 in the year-ago quarter. This revenue growth was driven by increased list prices for certain microsurgery products, most notably the Coupler. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.
We did not record any revenue from our newly acquired Ortho & Wound business in the third quarter of fiscal 2009. We are in the process of obtaining the California Department of Public Health manufacturing license necessary to repackage acquired inventory with Synovis labeling, as well as to manufacture new products. We presently expect to obtain this license late in our fiscal 2009 fourth quarter, and to begin manufacturing and selling Ortho & Wound product at that time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Our gross margin increased to 72% in the third quarter of fiscal 2009 from 69% during the third quarter of fiscal 2008. The margin increase was due primarily to favorable product sales mix in the current period, improved production and overhead rate utilization associated with product sold in the current period and higher average net selling prices. Factors which affect gross margin include sales mix among geographies and product lines, volume and other production activities. We expect our overall gross margin to decrease in the future as we begin to sell our Ortho & Wound products. The gross margin of Ortho & Wound products will be lower as we sell the acquired inventory, which has a stepped-up basis, and due to expected unabsorbed manufacturing costs as we initiate Ortho & Wound manufacturing activity. Accordingly, our gross margins may fluctuate from period to period based on variations in these factors.
Selling, general and administrative (“SG&A”) expense during the third quarter of fiscal 2009 was $7,384, an increase of $1,314 or 22% from SG&A expense of $6,070 in the third quarter of fiscal 2008. As a percentage of net revenue, SG&A expense was 49% in the third quarter of fiscal 2009 as compared to 45% in the prior-year quarter. The current quarter SG&A increase was due to the expansion of our direct sales force from 43 to 60 sales representatives in the first three quarters of fiscal 2009, $206 of operating expenses related to our Ortho & Wound business, increased legal expense as well as general and administrative investments in personnel and information technology. Additionally, stock-based compensation expense was $252 (2 cents per share) in the current quarter, up from $128 (1 cent per share) in the third quarter of fiscal 2008.
In the fourth quarter of fiscal 2009, we expect to incur significant additional operating expense as compared to the third quarter of fiscal 2009. This is expected to be driven by a full quarter of expense related to our expanded sales force, as well as expense related to operations of our acquired Ortho & Wound business. We will incur a full quarter of Ortho & Wound operating activity as compared to two weeks of operating activity in the third quarter. We presently expect Ortho & Wound operating costs in the fourth quarter of fiscal 2009 to be between $1,200 and $1,500.
Research and development (“R&D”) expense totaled $945 during the third quarter of fiscal 2009 as compared to $847 in the prior-year quarter. Activity in the current quarter focused on several activities, including research to support current indications for use of Veritas, exploring potential opportunities for further expanding the indications for use of Veritas, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler, among others. We do not expect to incur material R&D expense related to our Ortho & Wound business in the fourth quarter of fiscal 2009. R&D expense fluctuates from period to period based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.
In the third quarter of fiscal 2009, we recorded other operating expenses of $4,100. First, we expensed acquired in-process R&D costs of $3,500 related to our acquisition of the assets of Pegasus, as it was determined the related projects had not achieved technological feasibility. Second, we recorded an impairment charge of $600 related to identifiable intangible assets related to our fiscal 2007 acquisition of the 4Closure™ Surgical Fascia Closure System (“4Closure”) following an impairment analysis. This analysis was performed as a result of a delay in the expected third quarter of fiscal 2009 re-launch and re-brand of the product, combined with actual revenues since acquisition not meeting projected expectations. No such other operating expenses were recorded in the third quarter of fiscal 2008.
We recorded an operating loss of $1,654 in the third quarter of fiscal 2009, compared to operating income of $2,278 in the third quarter of fiscal 2008. The operating loss in the third quarter of fiscal 2009 was driven by the acquired in-process R&D expense of $3,500 and identifiable intangible asset impairment of $600 discussed above.
Interest income was $190 in the third quarter of fiscal 2009 compared with $430 in the third quarter of fiscal 2008, primarily due to lower investment yield in the current period and lower overall investment balances. We recorded

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
an impairment of $4,100 related to an other-than-temporary write-down of our auction rate securities (“ARS”) due to a change in our intent and ability to hold these investments until a complete recovery of par value.
We recorded a benefit from income taxes in the third quarter of fiscal 2009 of $690. This benefit is at an effective tax rate of 47% of pretax income excluding the $4,100 impairment of ARS. The $4,100 impairment represents a capital loss, and we presently do not believe we will have future capital income to realize the benefit. As such, we did not record any tax benefit related to the ARS impairment. In the third quarter of fiscal 2008 we recorded a provision for income taxes of $948 at an effective rate of 35%.
On a year to date basis, our provision for income taxes reflects our current expected effective tax rate for fiscal 2009 of 28% on pretax income excluding the $4,100 capital loss on ARS. Our fiscal 2009 effective tax rate is expected to be lower than the prior-year due to lower pretax income as well as an expected lower overall rate for state taxes, primarily due to a change in state apportionment factors caused by the current expected mix of our product sales by state. Our current expected fiscal 2009 effective tax rate is lower than the 33% rate we had recorded through our second quarter of fiscal 2009. Our current expected pretax fiscal 2009 income used to estimate our effective tax rate decreased in the third quarter due to costs incurred and expected to be incurred related to our acquired Ortho & Wound business, as well as the impairment of identifiable intangible assets in the third quarter of fiscal 2009. Our current estimate of permanent items is consistent with our estimate made in the second quarter.
Comparison of the Nine Months Ended July 31, 2009 with the Nine Months Ended July 31, 2008 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the first nine months of fiscal 2009 and fiscal 2008:

	For the nine months ended		For the nine months ended
	July 31, 2009		July 31, 2008		Change
	$	%	$	%	$	%

Net revenue	$43,201	100.0%	$37,085	100.0%	$6,116	16.5%
Cost of revenue	12,306	28.5	11,866	32.0	440	3.7

Gross margin	30,895	71.5	25,219	68.0	5,676	22.5

Selling, general and administrative	20,723	47.9	17,925	48.3	2,798	15.6
Research and development	2,712	6.3	2,336	6.3	376	16.1
Other	4,100	9.5	—	—	4,100	n/m

Operating expenses	27,535	63.7	20,261	54.6	7,274	35.9

Operating income	$3,360	7.8%	$4,958	13.4%	$(1,598)	(32.2%)

We generated net revenue of $43,201 in the first three quarters of fiscal 2009, an increase of $6,116 or 16% from $37,085 in the year-ago period. The following table summarizes net revenue by product group and geography:

	For the nine months ended
	July 31,
	2009	%	2008	%
Biomaterial patch products	$17,865	41%	$14,142	39%
Peri-Strips	14,677	34%	12,985	35%
Devices for microsurgery	6,300	15%	5,737	15%
Surgical tools and other	4,359	10%	4,221	11%
Orthopedic and woundcare	0	0%	0	0%

Total	$43,201	100%	$37,085	100%

Domestic	$36,372	84%	$31,191	84%
International	6,829	16%	5,894	16%

Total	$43,201	100%	$37,085	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The increase in net revenue in the first three quarters of fiscal 2009 compared to the prior-year period was due to the following:
-	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $4,770; and
-	Higher average net selling prices, primarily due to various worldwide hospital list price increases for certain of our products, increased revenue by approximately $1,345.
The increase in worldwide units sales was primarily attributable to our expanding direct sales force growing product sales, as well as increased market acceptance of Veritas into the domestic hernia and general surgery markets and Peri-Strips in the domestic and European markets.
Revenue from biomaterial patch products increased $3,723 or 26% to $17,865 in the first three quarters of fiscal 2009 from $14,142 in the year-ago period. An 83% increase in Veritas revenue in the first three quarters of fiscal 2009 was driven by sales into the domestic hernia, reconstructive and general surgery markets. Other drivers of the revenue increase included an 8% increase in unit volumes of Tissue-Guard sold worldwide in the current period and list price increases of our Tissue-Guard and Veritas products in most worldwide geographies in the first three quarters of fiscal 2009.
Worldwide net revenue from Peri-Strips was $14,677 in the first three quarters of fiscal 2009, an increase of 13% from $12,985 in the same period of fiscal 2008. Peri-Strips growth rate exceeded the estimated growth of procedures in which the product is used, which we believe was attributable to product performance, our direct sales force communicating the benefits of Peri-Strips, and the increased international market penetration of PSD Veritas, partially offset by increased competition.
Revenue from devices for microsurgery was $6,300 in the first three quarters of fiscal 2009, as compared to $5,737 in the year-ago period. This revenue growth was driven by Coupler unit sales growth in the current year as well as list price increases to the Coupler in late fiscal 2008.
Our gross margin increased to 72% in the first three quarters of fiscal 2009 from 68% during the comparative period of fiscal 2008. The margin increase was due primarily to favorable sales mix (geographic and product) in the current period, improved production and overhead rate utilization associated with product sold in the current period and higher average net selling prices.
SG&A expense during the first three quarters of fiscal 2009 was $20,723, an increase of $2,798 or 16% from SG&A expense of $17,925 in the first three quarters of fiscal 2008. As a percentage of net revenue, SG&A expense was 48% in both the first three quarters of fiscal 2009 and 2008. The SG&A increase was due to the expansion of our direct sales force from 43 to 60 sales representatives in the first three quarters of fiscal 2009, $206 of operating expenses related to our Ortho & Wound business, increased legal expense as well as general and administrative investments in new business development, clinical personnel and information technology. Additionally, stock-based compensation expense was $687 (4 cents per share) in the first three quarters of fiscal 2009, up from $362 (2 cents per share) in the first three quarters of fiscal 2008.
R&D expense totaled $2,712 during the first three quarters of fiscal 2009, as compared to $2,336 in the first three quarters of fiscal 2008. R&D activity in the first three quarters of fiscal 2009 focused on several activities, including research to support current indications for use of Veritas, exploring potential opportunities for further expanding the indications for use of Veritas, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler, among others.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
In the first three quarters of fiscal 2009, we recorded other operating expenses of $4,100. First, we expensed acquired in-process R&D costs of $3,500 related to our acquisition of the assets of Pegasus, as it was determined the related projects had not achieved technological feasibility. Second, we recorded an impairment charge of $600 on identifiable intangible assets related to our fiscal 2007 acquisition of 4Closure following an impairment analysis. This analysis was performed as a result of a delay in the expected third quarter of fiscal 2009 re-launch and re-brand of the product, combined with actual revenues since acquisition not meeting projected expectations. No such other operating expenses were recorded in the first three quarters of fiscal 2008.
We recorded operating income of $3,360 in the first three quarters of fiscal 2009, as compared to operating income of $4,958 in the first three quarters of fiscal 2008. The decrease in operating income in the first three quarters of fiscal 2009 as compared to the prior-year period was driven by the acquired in-process R&D expense of $3,500 and the identifiable intangible asset impairment of $600.
Interest income was $766 in the first three quarters of fiscal 2009 compared with $1,590 in the first three quarters of fiscal 2008, primarily due to lower investment yields in the current year. As noted above, we recorded an impairment of $4,100 in the first three quarters of fiscal 2009 related to an other-than-temporary write-down of our ARS due to a change in our intent and ability to hold these investments until a complete recovery of par value.
We recorded income tax expense of $1,155 in the first three quarters of fiscal 2009. This expense is at an effective tax rate of 28% of pretax income excluding the $4,100 impairment of ARS. The $4,100 impairment represents a capital loss, and we presently do not believe we will have future capital income to realize the benefit. As such, we did not record any tax benefit related to the ARS impairment. In the first three quarters of fiscal 2008, we recorded income tax expense of $2,292 at an effective rate of 35%. Our fiscal 2009 effective tax rate is expected to be lower than the prior-year due to an expected decrease in pretax income in fiscal 2009 as compared to fiscal 2008 and an expected lower overall rate for state taxes. This expected lower state tax rate is primarily due to a change in state apportionment factors caused by the current expected mix of our product sales by state.
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
Liquidity and Capital Resources
Cash, cash equivalents and investments totaled $58,341 at July 31, 2009, a decrease of $16,447 from $74,788 at October 31, 2008. Included in the total of $58,341, we have $9,201 of investments (inclusive of $4,900 of ARS) classified as non-current as of July 31, 2009. Working capital at July 31, 2009 and October 31, 2008 was $58,769 and $62,097, respectively. We have no long-term debt. We currently expect our cash and investments on hand, along with funds from operations to be sufficient to cover both of our short- and long-term operating requirements, subject however, to numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.
The decrease in cash, cash equivalents and investments during the three quarters ended July 31, 2009 was primarily due to the use of cash of $12,319 related to the acquisition of the assets of Pegasus in the third quarter of fiscal 2009. Additionally, we used cash of $8,126 to repurchase 496,000 shares of our common stock in the first quarter of fiscal 2009. The use of cash was partially offset by cash provided by operating activities of $6,967 for the three quarters ended July 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Operating activities provided cash of $6,967 in the first three quarters of fiscal 2009, as compared to using cash of $964 during the first three quarters of fiscal 2008. The net loss of $1,129 for the period included $8,377 in non-cash expenses, with the most significant of these non-cash items being $4,100 in ARS impairment and $3,500 in acquired in-process R&D expenses. Working capital requirements in the first three quarters of fiscal 2009 used cash of $281 due to maintaining higher accounts receivable balances driven by higher revenue levels, partially offset by reduction in prepaid tax payments. The use of cash in fiscal 2008 was primarily due to income tax payments made of $6,533 in the first three quarters of fiscal 2008, driven by the gain on sale of the interventional business combined with higher taxable income from our continuing operations. Cash flow from operating activities for the first three quarters of fiscal 2008 from continuing operations was approximately $4,200, while operating cash flows from discontinued operations used cash of approximately $5,200.
Investing activities used cash of $30,039 during the first three quarters of fiscal 2009 compared to cash provided of $41,826 during the first three quarters of fiscal 2008. In the first three quarters of fiscal 2009, we used cash of $12,319 for the acquisition of the assets of Pegasus. We also used cash of $19,356 to purchase short- and long-term municipal bonds as part of our investment strategy. $2,950 of cash was provided by the release from escrow of our restricted cash pertaining to our sale of the interventional business. We also recorded $921 in purchases of property, plant and equipment, compared to purchases of $884 in the first three quarters of fiscal 2008. In the first three quarters of fiscal 2008 we had net proceeds of $15,494 from the sale of investments as we liquidated certain investments. Additionally in the first three quarters of fiscal 2008, we recorded $30,440 in proceeds from the sale of the interventional business.
Financing activities used cash of $7,557 in the first three quarters of fiscal 2009, primarily for the stock repurchase program noted above. Proceeds from stock-based compensation plans totaled $439 in the first three quarters of fiscal 2009, as compared to $1,249 in the first three quarters of fiscal 2008.
At July 31, 2009, our investments included six auction rate securities (“ARS”) with a par value of $9,000 that were not liquid as the auctions for these securities have continued to fail since August 2007. Valuation assessments performed by us to date to provide an estimate of fair value have indicated the fair value of these securities is less than par value. In the event we would need to access these funds, it would not be able to do so without a significant loss of principal, unless a future auction on these investments is successful, the broker dealer redeems the securities or the securities mature. Since August 2008, several issuing and distributing ARS dealers have announced settlement agreements with various government agencies whereby the dealers plan to repurchase their customers’ ARS at par over an extended time period. During fiscal 2009, the states of Washington and California each filed charges against our third-party broker-dealer, alleging violations of state securities law and demanding, among other items, restitution at par value for all of the broker-dealer’s client ARS. Our third-party broker-dealer is disputing these allegations. The future timing, proceedings and outcome of the ARS matter between the states of Washington and California and our broker-dealer is currently not known.
As of July 31, 2009, our third-party broker-dealer had not provided an estimate of fair value for the ARS, and there was no observable ARS market information available. In the absence of such information, and taking into account the volatility in the overall investment markets, we performed a valuation assessment to provide a fair value estimate of our ARS as of July 31, 2009. The primary criteria we considered in the fair value assessment of its ARS included the complexity and transparency of the investment’s structure, the quality of collateral underlying each security (including monoline insurance where applicable), the current trading environment of the securities and a net present value (“NPV”) model based on estimated future cash flows. Management’s NPV model assumptions considered the probability of a successful auction in the future, the probability of issuer and/or monoline insurer default, an estimated interest rate risk premium to account for the lack of current liquidity, and management’s judgment, among other criteria. Furthermore, we deemed the assumptions applied in the fair value assessment to be the most relevant criteria for estimating the fair value of our ARS, which were based on known and assumed facts and circumstances, current investment market conditions and forecast market dynamics and performance as of July 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Based on the valuation assessment of fair value for its ARS, we recorded an other-than- temporary impairment of $4,100 related to its ARS investments as of July 31, 2009 due to a change in our intent and uncertainty regarding our ability to hold such investments until a complete and full recovery of the investment’s par value can be made. Current quarter considerations which contributed to our change in intent and ability included no settlement over the ARS issue between the states of Washington and/or California and our third-party broker-dealer (which could provide for a recovery of fair value at par), our cash acquisition of the assets of Pegasus and forecast uses of operating cash for the foreseeable future, further credit rating downgrades of the ARS issuers and/or the monoline insurers of the securities, and estimated fair values of the ARS below par value for the past year and illiquid for the past two years. The other-than-temporary ARS impairment expense was reflected in our Consolidated Condensed Statements of Operations as a non-operating charge for the three- and nine-months ended July 31, 2009.
The fair value of the ARS investment could change significantly in the future and we may be required to record additional temporary or other-than-temporary impairment. Through September 9, 2009, we have continued to receive interest payments on the ARS in accordance with their terms. Due to the ongoing uncertainties involving our ARS, we believe the recovery period for these investments is likely to be longer than 12 months and have classified these investments as long-term as of July 31, 2009.
Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.
Critical Accounting Policies
Investments: Our investments consist of tax-exempt municipal bond investments and taxable auction rate securities. Our investment policy seeks to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. We account for all of our investments as “available-for-sale” and report these investments at fair value, with unrealized gains and losses excluded from earnings and reported in “Accumulated Other Comprehensive Income (Loss),” a component of shareholders’ equity. At July 31, 2009, we recorded an unrealized gain on other investments of $152, which was reflected as Accumulated Other Comprehensive Income (Loss) at July 31, 2009.
We review our investments for impairment in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP SFAS 115-1, 115-2, 124-1 and 124-2, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. We recorded an other-than-temporary impairment of $4,100 related to our ARS in our consolidated condensed statement of operations for the three and nine months ended July 31, 2009. See Note 5 to the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q for additional investment information.
Goodwill and Other Intangible Assets: We account for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and indefinite-lived intangible assets are reviewed annually for impairment, and between annual test dates in certain circumstances. We typically perform our annual impairment test for goodwill and other intangible assets in the fourth quarter of each fiscal year, or at other periods as circumstances require. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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
New Accounting Standards
Effective November 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), related to the Company’s financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.
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
The fair value of the Company’s investments other than its ARS was determined based on Level 1 inputs. The fair value of these investments was $152 higher than their cost as of July 31, 2009. The fair value of the Company’s

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
ARS investments (described in Note 5 included in the consolidated condensed financial statements) was determined based on Level 3 inputs utilizing a discounted cash flow model, in addition to an evaluation of each investment’s structure, collateral and current trading environment, to derive an estimate of fair value at July 31, 2009.
The effective date for certain aspects of SFAS No. 157 was deferred under FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, and is currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied by the Company to fair value measurements prospectively beginning November 1, 2009. The Company does not expect the adoption of the remaining aspects of SFAS No. 157 to have a material impact on its financial condition or results of operations.
Additional guidance in the application of SFAS No. 157 for determining the fair value of a financial asset when the market for that asset is not active was provided by FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). The adoption of FSP 157-3 did not have a material impact on the Company’s financial condition or results of operations.
Effective May 1, 2009, the Company adopted FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired; 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and Other Comprehensive Income; and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. The adoption of FSP 157-4 did not have a material impact on the Company’s financial condition or results of operations.
Effective November 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.
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
In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments . The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information and annual reporting periods. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures in its interim financial statements for the quarter ending July 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“SFAS No. 168”), which establishes the FASB’s Accounting Standards Codification as the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretative releases, which are also authoritative for SEC registrants. As a result, SFAS No. 168 replaces SFAS No. 162 to make all of the Codification content carry the same level of authority. The Company is currently evaluating the impact of SFAS No. 168, but does not expect it to have a material impact on its consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. SFAS No. 165 is not expected to significantly change practice because its guidance is similar to that in U.S. auditing literature, which the Company relied on previously for guidance on assessing and disclosing subsequent events. SFAS No. 165 is effective for the Company for interim periods and fiscal years beginning after May 1, 2009. The Company has evaluated its financial statements as of July 31, 2009 for subsequent events through September 9, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.
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
In addition, our website also contains a hyperlink to a third-party SEC filings website which makes all of our SEC filings, such as annual, quarterly and current reports and proxy statements, available to the public. The address of our website is www.synovislife.com . Neither our website nor the information contained on any hyperlink provided in our website, is intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We also provide electronic or paper copies of our SEC filings (excluding exhibits) to any person free of charge upon receipt of a written request for such filing. All requests for our SEC filings should be sent to the attention of the Chief Financial Officer at Synovis Life Technologies, Inc., 2575 University Ave. W, St. Paul, Minnesota 55114.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At July 31, 2009, we had $9,000,000 (par value) invested in auction rate securities of various issuers that had experienced auction failures, meaning that interested sellers of the securities were unable to liquidate their investment. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the broker redeems the securities or the underlying securities have matured. Therefore, we are unable to access the principal that we invested in these securities, and may not be able to do so for some time. The fair value of these securities was estimated at $4,900,000 at July 31, 2009, resulting in an impairment charge of $4,100,000. We believe the fair value estimate and impairment charge to be reasonable based on valuations performed. The fair value of our investment in these investments could change significantly in the future based on market conditions and continued uncertainties in the financial markets.

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
A series of depositions were held from May through July 2009, which is expected to be followed by a period of discovery relating to expert witnesses. The expected trial-ready date is in March 2010.
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
None.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
2.1	Foreclosure Sale Agreement by and between Comerica Bank and Synovis Orthopedic and Woundcare, Inc. (f/k/a Synovis Surgical Sales, Inc.), a wholly-owned subsidiary of Synovis Life Technologies, Inc., dated as of July 2, 2009 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated July 2, 2009 (File No. 0-13907)) (Schedules and Exhibits have been omitted; however copies thereof will be furnished to the Securities and Exchange Commission upon request).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (filed herewith electronically).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SYNOVIS LIFE TECHNOLOGIES, INC.
Dated: September 9, 2009	/s/ Brett Reynolds
Brett Reynolds
Vice President of Finance, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS
2.1	Foreclosure Sale Agreement by and between Comerica Bank and Synovis Orthopedic and Woundcare, Inc. (f/k/a Synovis Surgical Sales, Inc.), a wholly-owned subsidiary of Synovis Life Technologies, Inc., dated as of July 2, 2009 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated July 2, 2009 (File No. 0-13907)) (Schedules and Exhibits have been omitted; however copies thereof will be furnished to the Securities and Exchange Commission upon request).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (filed herewith electronically).