Form 10-K
period 2009-10-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2010-01-05
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☑

As of April 30, 2009, the last business day of the registrant’s second quarter of fiscal 2009, 11,532,372 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the registrant’s outstanding Common Stock (based upon the closing price of the Common Stock on that date as reported by the Nasdaq Global Market), excluding outstanding shares owned beneficially by executive officers, directors and affiliates, was approximately $168,274,000.

As of December 19, 2009, 11,185,497 shares of the registrant’s Common Stock were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference (to the extent specific sections are referred to herein) information from the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held March 4, 2010 (the “2010 Proxy Statement”).

PART I

Except where the context otherwise requires, references in this Annual Report on Form 10-K to “Synovis”, “Company”, “we”, and “our” are to Synovis Life Technologies, Inc. and its subsidiaries collectively.

Registered Trademarks:

APEX Processing®, Dura-Guard®, Flo-Rester®, Flo-Thru Flo-Rester®, Flo-thru Intraluminal Shunt®, Flow Coupler®, Neurotube®, OrthAdapt®, Peri-Guard®, Peri-Strips®, Peri-Strips Dry®, Supple Peri-Guard®, Synovis®, Unite®, Vascu-Guard® and Veritas® are registered trademarks of the Company or its business divisions.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “should”, “will”, “expect”, “believe”, “anticipate”, “estimate,” “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors set forth under the heading “Risk Factors” beginning in Part I, Item 1A on this Form 10-K.

Item 1 —	Business

(a)	General Development of Business

Introduction

Synovis Life Technologies, Inc., a diversified medical device company, develops, manufactures and markets mechanical and biological products used by several surgical specialties to facilitate the repair and reconstruction of soft tissue damaged or destroyed by disease or injury. The Company’s products include implantable biomaterials for soft tissue repair, devices for microsurgery and surgical tools — all designed to reduce risks and/or facilitate critical surgeries, improve patient outcomes and reduce healthcare costs.

History

Synovis Life Technologies, Inc. was incorporated in July of 1985. In 1985, the Company was spun-off to the shareholders of its then parent company, thereafter operating as a separate public company.

In 2001, we acquired Micro Companies Alliance, Inc. (“MCA”), a Birmingham, Alabama company that provides products to the microsurgery market. MCA’s products include, among others, the Microvascular Anastomotic Coupler, a patented technology for connecting small veins and arteries faster, easier and as effectively as conventional suturing. MCA’s name has since been changed to Synovis Micro Companies Alliance, Inc.

During fiscal 2006 and fiscal 2007, we transitioned from a third-party distribution sales force to a direct sales force in the U.S.

In January 2008, we sold substantially all of the assets of our former interventional business to Heraeus Vadnais, Inc. and its related entities, pursuant to an Asset Purchase Agreement. Our interventional business developed and manufactured metal and polymer components and assemblies used in or with implantable or minimally invasive devices for cardiac rhythm management, neurostimulation, vascular and other procedures.

Operating results pertaining to our former interventional business for the fiscal years ended October 31, 2008 and 2007 have been reclassified and presented as discontinued operations. Unless otherwise indicated, the following description of our business refers only to our continuing operations.

On July 17, 2009, the Company, through its wholly-owned subsidiary Synovis Orthopedic and Woundcare, Inc. (“Ortho & Wound”), completed the acquisition of substantially all of the assets of Pegasus Biologics, Inc., a Delaware corporation. Operating results for Ortho & Wound from July 17, 2009 to October 31, 2009 are included in our Consolidated Statement of Operations for the fiscal year ended October 31, 2009. The assets acquired in the transaction are included in our Consolidated Balance Sheet as of October 31, 2009 and the purchase transaction has been included in our Consolidated Statement of Cash Flows for the fiscal year ended October 31, 2009. Our Ortho & Wound business is focused on developing advanced biological solutions for soft tissue repair, primarily within the orthopedic and wound care markets.

Our principal executive offices are located at 2575 University Avenue W., St. Paul, Minnesota 55114-1024. We can be contacted by telephone at (651) 796-7300, by facsimile at (651) 642-9018, or by electronic mail at info@synovislife.com. Our website is www.synovislife.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC.

(b)	Financial Information about Industry Segments

We operate as one segment as a developer, manufacturer, marketer and seller of medical devices.

(c)	Narrative Description of Business

The table below summarizes the revenue contributed by our significant products or product lines for the periods indicated.

	Years Ended October 31,
	2009		2008		2007
	$	%	$	%	$	%
	($ in thousands)

Net Revenue:
Peri-Strips®	$19,384	33%	$17,653	35%	$13,788	37%
Veritas®	8,757	15%	4,468	9%	1,296	4%
Tissue-Guard	15,806	27%	14,477	29%	12,137	32%
Microsurgery	8,668	15%	7,749	16%	5,439	14%
Surgical Tools and other	5,596	10%	5,453	11%	5,031	13%

Total Net Revenue	$58,211	100%	$49,800	100%	$37,691	100%

Products, Markets and Competition

Business Description

We are a diversified medical device company engaged in developing, manufacturing and marketing mechanical and biological products used by several surgical specialties for the repair of soft tissue damaged or destroyed by disease or injury. Our products are designed to reduce risks and/or facilitate critical surgeries, improve patient outcomes and reduce healthcare costs.

Biomaterial Products

A core competency of our business is the development and manufacture of implantable biomaterial products for use by surgeons in various procedures where reinforcing, reconstructing and repairing tissue or preventing leaks of air, blood or other bodily fluids is desirable to achieve a favorable outcome. The historical choice when tissue repair is necessary has been to use autologous tissues, requiring the surgeon to excise tissue from another part of the patient’s body. Harvesting tissue from a second surgical site may increase procedure cost, time and the risk of complications, leading to additional pain and recovery time for the patient. Use of an available, off-the-shelf implantable medical product, whether tissue-based or synthetic, is an alternative to harvesting autologous tissue from the patient and is a means to reduce surgical costs and improve patient outcomes.

Our biomaterial products are produced from bovine and equine pericardium. Many of our product’s characteristics and competitive advantages are derived from the pericardium’s collagen composition. Collagen, a fibrous protein, makes the pericardium durable and provides performance characteristics superior to synthetics and similar to autologous tissue.

We process pericardium using proprietary and patented technologies to create three distinct product platforms:

•	Our Veritas tissue processing results in an extremely strong and conformable biomaterial. Once implanted, Veritas acts as a scaffold that is rapidly revascularized and repopulated by the patient’s surrounding tissue. Animal studies have demonstrated the formation of new blood vessels (angiogenesis) and cell in-growth with Veritas as early as 28 days post-implant. The Veritas tissue format is used to manufacture our Veritas Collagen Matrix, Peri-Strips Veritas and Peri-Strips Veritas Circular products.

•	Our Apex tissue processing creates a permanent patch or buttress that provides enduring strength and reinforcement to a repair site or staple line. Apex processing is used to manufacture our Tissue-Guard and Peri-Strips Apex products.

•	Our flexible cross-linking technologies are based on proprietary stabilization and sterilization processes, resulting in a safe, sterile, structurally sound, biologic scaffold of highly organized collagen for soft tissue repair. We have exclusive worldwide licenses for these processes for use in orthopedic, oral/dental, spinal and neurological, abdominal and thoracic, breast and wound applications and such licenses are used to manufacture our OrthADAPT Bioimplant and Unite Biomatrix products.

Peri-Strips.  Peri-Strips (“PSD”) is a biomaterial stapling buttress used as reinforcement at a surgical staple line to reduce the risk of potentially fatal leaks, most significantly in bariatric surgery, a treatment for morbid obesity, as well as in certain thoracic procedures. Peri-Strips accounted for 33% of our revenue in fiscal 2009, compared to 35% in fiscal 2008.

We have two tissue platforms for our linear Peri-Strips products. Our PSD Veritas product incorporates our Veritas tissue platform, which becomes the histological equivalent of the host tissue over time. Our PSD Apex product is a permanent technology in which the buttress permanently remains with the staple line. Due to differing attributes between PSD Veritas and PSD Apex, along with varying surgeon preference of those attributes, we expect markets for both products to continue to co-exist in the future. In addition to our linear buttresses, we have a PSD Circular buttress which utilizes our Veritas remodelable technology and is currently being marketed for bariatric surgery.

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

Peri-Strips are also utilized in certain thoracic surgeries and are proven to reduce bleeding and air leaks at the staple line during lung resection procedures. Initially introduced as a stapling buttress for Lung Volume Reduction Surgery (“LVRS”), Peri-Strips are also used in a variety of thoracic procedures: blebectomies, bullectomies, wedge resections, segmentectomies, and lobectomies.

Veritas.  Veritas is used in surgery to repair soft tissue. Veritas accounted for 15% of our revenue in fiscal 2009, compared with 9% in fiscal 2008. We launched Veritas into the complex ventral hernia repair market in the U.S. during fiscal 2007, following our 510(k) market clearance in which indicated Veritas as having minimal tissue attachment. We launched Veritas into the breast reconstruction market in the U.S. in fiscal 2008. Veritas has been used by surgeons in a broad range of procedures since launch, including complex abdominal wall reconstruction, breast reconstruction, chest wall repair, and repair of ventral, hiatal, and parastomal hernias. Surgical results and experience with Veritas in these applications have been favorable. In the fourth quarter of fiscal 2009, we launched Veritas in Europe after obtaining CE Mark approval for soft tissue repair of abdominal wall, breast reconstruction, chest wall and hernia indications.

Tissue-Guard.  Our Tissue-Guard family of products is used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurologic procedures. Apex Processing, used to manufacture Tissue-Guard products, is designed to retain the intrinsic nature of bovine pericardial collagen with improved biocompatibility, performance and safety. Tissue-Guard products accounted for 27% of our revenue in fiscal 2009, compared to 29% in fiscal 2008. Tissue-Guard products offer exceptional strength and durability, resistance to leakage, autologous-like handling characteristics and proven clinical performance. Since their introduction, Tissue-Guard products have been used in over 850,000 procedures, including use for pericardial closure, intracardiac defect repair, peripheral vascular repair and reconstruction, dural closure and soft tissue repairs.

Ortho & Wound.  Our recently acquired Ortho & Wound products include the OrthADAPT® Bioimplant and Unite® Biomatrix products. OrthADAPT Bioimplant received FDA marketing clearance in fiscal 2005 and is used in numerous orthopedic applications, including rotator cuff and achilles tendon repair, where there is a clinical need to reinforce the repair. Unite Biomatrix received FDA marketing clearance in fiscal 2006 and offers treatment for chronic wounds, such as diabetic foot ulcers and pressure ulcers. Unite Biomatrix provides a durable, collagen structure that can be applied to the wound easily and maintains its integrity while promoting wound healing.

Microsurgery

In addition to our biomaterial products, our business offers medical devices for microsurgery. The primary device within this product group is the Microvascular Anastomotic Coupler (the “Coupler”), a mechanical anastomotic product comprised of a pair of implantable, single-use rings. The Coupler is available in seven sizes, ranging from 1.0mm to 4.0mm in diameter, in half millimeter increments. The Coupler enables microsurgeons in numerous surgical specialties, including plastic and reconstructive, head and neck, orthopedic and hand, to perform highly effective anastomotic microsurgical procedures (the connecting of small veins or arteries) faster, easier and as or more dependably than traditional suture or sleeve anastomosis.

In addition to the Coupler, we sell several other products to the microsurgery market. These include the GEM Microclip, a hemostatic clip designed to securely ligate vessels and provide for atraumatic occlusion, as well as the Neurotube, a device designed to assist in the reconnection of severed nerves. We also distribute product lines for other companies in the microsurgery market, including the S&T microsurgery instrument product line.

Competition

Our products compete primarily on the basis of product performance, quality and service. The surgical markets in which we compete worldwide are characterized by intense competition. These markets are typically dominated by very large, established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities. Many of these competitors offer broader product lines within our specific product market, particularly in our surgical tool markets and/or in the general field of medical devices and supplies. Broad product lines give many of our competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that compete with our products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have an advantage in marketing competing products to group purchasing organizations, health maintenance organizations and other managed care organizations that increasingly seek to reduce costs by centralizing and consolidating their purchasing functions.

Competition for our biomaterial products is primarily from synthetic materials, other xenograft tissues and human cadaveric tissue. The ability of these products to compete with our biomaterial products varies based on each such product’s indications for use, relative features and benefits and surgeon preference.

Currently, we believe the major competitors to Veritas include KCI Corporation, Covidien, Ltd., Ethicon, Inc., C.R. Bard, Inc., and Cook Group, Inc. We believe the major competitors to our Tissue-Guard products include W.L. Gore & Associates, Inc., Cook Group, Inc., Integra Lifesciences Corporation, and Getinge AB. We believe the major competitors to our Ortho & Wound products include Wright Medical Group, Inc. and Integra Lifesciences Corporation.

At the beginning of fiscal 2009, there were two primary companies, W.L. Gore & Associates, Inc. and Cook Group, Inc., which offered buttress products that competed with Peri-Strips. In the second quarter of fiscal 2009, a third competitor, Covidien Ltd., one of the two primary companies which offers surgical staplers on which our Peri-Strips products are used, launched a buttress product supplied integral with their stapler cartridges. During the second half of fiscal 2009, worldwide revenue from Peri-Strips products which can be used with Covidien staplers decreased 24% from the first half of fiscal 2009. This was partially offset by revenue for Peri-Strips products used with another manufacturer’s staplers increasing 11%. We are addressing the Covidien competitive threat by highlighting the clinical history of Peri-Strips through our expanded direct sales force, the development of product enhancements and strengthened efforts to convert additional non-buttressing surgeons.

Peri-Strips also face indirect forms of competition, which include alternate surgical techniques such as oversewing the staple line and alternative bariatric procedures which do not use surgical staplers or buttresses such as gastric banding. Synthetic materials may be less expensive to produce and to the extent that comparable synthetic materials are available and effective in surgical procedures, we face significant price competition for our biomaterial products. There are other multi-purpose patches made from bovine and other types of animal tissue that compete with our products. Cadaveric tissue from tissue banks or from commercial distributors is utilized in breast reconstruction, hernia repair, neurological surgery and urologic procedures. There can be no assurance that competing products or indirect forms of competition will not achieve greater acceptance or that future products or alternative treatments for morbid obesity will not offer similar or enhanced performance advantages.

We believe that the collagen characteristics exclusive to pericardial tissue, the strength of the multi-directional fibers of the pericardial substrate, the proprietary tissue-treatment process and the purification process we employ offer significant benefits in product performance over competitive cadaveric tissue and synthetic materials.

Intellectual Property

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination or patent, trademark, confidentiality, trade secret and other intellectual property rights and measures to aggressively protect intellectual property we deem important to our business.

We have developed a patent portfolio internally, as well as through acquisitions, that cover many aspects of our product offerings. As of October 31, 2009, we held approximately 60 U.S. and foreign patents and 42 U.S. and foreign pending patent applications. The expiration dates of our material patents range from fiscal 2014 to fiscal 2024.

Synovis holds key patents related to Veritas Collagen Matrix in both wet and dry forms, patents related to the Peri-Strip Dry in both linear and circular formats, as well as the microanastomic Coupler and Flow Coupler. Synovis has exclusive rights to technology used in the cross-linking and sterilization of our Ortho & Wound products.

We own trademarks on Synovis® as well as trade names used in conjunction with the sale of most of our products, including Peri-Strips and Veritas.

We manufacture, market and sell our products both under our own patents as well as license agreements. While we believe that our patents are valuable, our knowledge and experience, our product development teams and marketing staff, and our confidential information regarding our manufacturing processes, materials and product design have been equally important in providing for and maintaining our proprietary product offering. To protect this value, we have established policies and procedures, as well as requiring as a condition of employment, all employees to execute a confidentiality agreement with respect to proprietary information and the assignment of intellectual property to us.

We also rely on unpatented proprietary technology and know-how. We seek to protect our trade secrets and proprietary know-how with confidentiality agreements with our employees, consultants and vendors.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. We have strongly defended, and will continue to defend, our intellectual property. Despite our measures to protect our intellectual property, however, we cannot be certain that the measures we take to protect our intellectual property will be successful. These risks are discussed in more detail in this Report in Part I, Item 1A, Risk Factors under the heading “We may not be able to adequately enforce or protect our intellectual property rights or to protect ourselves against the infringement claims of others.”

Marketing and Customers

Our marketing and sales strategies include supporting our superior quality products with sales and marketing programs. These programs include advertising and direct mail campaigns, participation in trade shows, support of key surgeons’ gatherings, publication and presentation of clinical data and new product information, and collaboration with key surgeons on educational activities and internet-based programs. An important strategy of our marketing programs is to identify and assess customer needs. This is accomplished by developing and maintaining a close working relationship with the hospitals and surgeons who purchase and use our products and through observations and interactions with our customers.

In the U.S., we utilize a direct sales model for all products except for our newly acquired Ortho & Wound products. As of October 31, 2009, we have 56 direct sales representatives selling our Peri-Strips, Veritas, Tissue-Guard and Surgical tools and other products. Additionally, we have 9 direct sales representatives selling our microsurgery products. Internationally, we utilize an independent distributor sales network to sell these products.

For Ortho & Wound, we are in the process of establishing a hybrid sales model in the U.S. comprised of both direct sales representatives and independent distributors. We expect to hire eight direct sales representatives in the U.S. by January 2010, and additionally to appoint up to 16 independent distributors in targeted U.S. territories in fiscal 2010. Internationally, we expect to appoint three or more independent stocking distributors in Europe during fiscal 2010.

Additional Information Regarding Our Business

Backlog

Based on our experience, we believe that backlog is not a meaningful predictor of future revenue levels of our business.

Raw Materials

We acquire bovine pericardium for use in our biomaterial products from United States Department of Agriculture (“USDA”) inspected abattoirs as well as a USDA approved source in New Zealand. We acquire equine pericardium for use in our biomaterial products from USDA approved abattoirs located in Mexico and Canada. The supply of bovine and equine pericardium, as well as other raw materials, is currently adequate. We have not experienced any product shortages arising from interruptions in the supply of any raw materials or components, and have identified alternative sources of supply for significant raw materials and components, although at times certain materials may be “single sourced” due either to the complex nature or minimal requirements of various components we purchase.

Research and Development

As a component of our business strategy, we continue to make a significant investment in research and development (“R&D”) as well as new product design and engineering. R&D expense for fiscal 2009, 2008 and 2007 was $3,798,000, $3,248,000 and $2,620,000, respectively.

The R&D activities we expect to advance in fiscal 2010 include expanding the indications for use of our Veritas product into new markets, providing research and clinical data to support the use of Veritas in various surgical procedures, exploring other process improvements and product enhancements for our proprietary tissue products, improving the delivery system for our Peri-Strips products, advancing the technology of the Coupler and further development of an OrthAdapt-based product and related instrumentation.

Governmental Regulation

General

Our business operates in a medical device marketplace subject to extensive and rigorous regulation by the Food and Drug Administration (“FDA”) and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping and surveillance procedures for medical devices.

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

International Regulation

International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax. Many of these regulations are similar to those of the FDA. With the exception of the European Union (“EU”), Canada and Australia, we typically rely on our independent distributors covering a given country to comply with the foreign regulatory requirements, including registration of our devices with the appropriate governmental authorities. To date, and to the best of our knowledge, we have complied with the regulatory requirements in the foreign countries in which our medical devices are marketed. We do, however, face certain regulatory risks in international markets related to our bovine tissue products, which are discussed in Part I, Item 1A of this report.

The registration system in the EU for our medical devices requires that our quality system conform to international quality standards and that our medical devices conform to “essential requirements” set forth by the Medical Device Directive (“MDD”). Manufacturing facilities and processes under which our Ortho & Wound medical devices are produced are inspected and audited by the National Standards Authority of Ireland (“NSAI”). Manufacturing facilities and processes under which all of our other medical devices are produced are inspected and audited by the British Standards Institute (“BSI”). These audits verify our compliance with the essential requirements of the MDD, as well as supplementary requirements for “medical devices incorporating animal tissue.” These certifying bodies verify that our quality system conforms to the international quality standard ISO 13485:2003 and that our products conform to the “essential requirements” and “supplementary requirements” set forth by the MDD for the class of medical devices we produce. These certifying bodies also certify our conformity with both the quality standards and the MDD requirements, entitling us to place the “CE” mark on all of our current medical devices.

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

Employees

On October 31, 2009, we employed approximately 290 full-time and part-time individuals. Our employees are not represented by a union, and we consider our relationship with our employees to be good.

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

We may not be able to sustain or manage our growth.

We have achieved notable revenue growth over the past several years. Our business has increased revenue 17% in fiscal 2009, 32% in fiscal 2008 and 36% in fiscal 2007. There can be no assurance that we can manage the significant challenges that accompany such growth, including management of an increasingly diverse product portfolio and provision of necessary infrastructure. In addition, there can be no assurance that we will be able to identify and successfully consummate and integrate acquisitions or develop new products to sustain rates of revenue growth and profitability in future periods comparable to those experienced in the past several years.

We may not be able to timely re-establish our newly acquired Ortho & Wound products in the marketplace and further, we expect to incur significant operating losses in the future.

On July 17, 2009, the Company, through its wholly-owned subsidiary Synovis Orthopedic and Woundcare, Inc., completed the acquisition of substantially all of the assets of Pegasus Biologics, Inc. (“Pegasus”), a privately held medical device company focused on the development of advanced biological solutions for soft tissue repair. In 2008, Pegasus generated $9,100,000 in revenue, and approximately 10,000 patients having received treatment with various Pegasus products from March 2006 to May 2009 when Pegasus effectively ceased operations after attempts to raise additional operating capital were unsuccessful due to the overall economic climate.

Following the completion of the acquisition, we faced several key challenges with “re-starting” the Ortho & Wound business.

•	First, we needed to identify, contact, interview and successfully hire employees in certain functions, including production, quality, regulatory and clinical affairs, customer service and general and administrative.

•	Second, our Ortho & Wound products were out of the market for over four months as we were required to obtain the California Department of Public Health manufacturing license necessary to repackage acquired inventory with Synovis labeling, manufacture new products, and to sell products in the marketplace. We obtained this license on September 29, 2009.

•	Third, we need to build new sales channels for our Ortho & Wound products. We believe that a hybrid model of direct sales representatives and third-party independent representatives will provide for the best opportunity to generate revenues. Significant focus has been placed upon establishing our hybrid sales force. We expect to hire eight direct sales representatives in the U.S. by January 2010, and additionally to appoint up to 16 independent distributors in targeted U.S. territories in fiscal 2010. Internationally, we expect to appoint three or more independent stocking distributors in Europe during fiscal 2010.

Based on the complexities associated with these and other challenges, there can be no assurance that our sales channels will be effective at re-establishing our Ortho & Wound products in the marketplace or that our Ortho & Wound products will achieve desired revenue levels. We also plan to invest significant resources to build a foundation for future growth of our Ortho & Wound business. Based on the cost structure we presently expect for our Ortho & Wound business, we believe that breakeven operating results will require revenue levels well above what Pegasus had historically achieved.

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

We continue to evaluate new market opportunities for our existing products. This process involves numerous steps, including, but not limited to, identifying meaningful new markets for our products, performing in-depth research and analysis to forecast the market potential for our products in these new markets, obtaining the required regulatory market clearances, developing an attractive value proposition for potential customers, and translating this value proposition into meaningful revenue. Due to the inherent complexity of this process, there can be no assurance that we will be able to effectively enter new markets with our existing or newly developed products.

Increases to the size of our U.S. direct sales force may not generate desired increases in revenues.

During fiscal 2006 and fiscal 2007, we converted from a third-party distribution sales force to a direct sales force in the U.S. for all products except for our Ortho & Wound products. We initially hired 24 sales representatives in fiscal 2006, and had expanded to 49 representatives by January 2009. In May 2009, we announced our intentions to expand the size of our domestic sales force by as many as 16 for a total of 65 sales representatives by the end of fiscal 2009. As of October 31, 2009, we have 56 direct sales representatives selling our Peri-Strips, Veritas, Tissue-Guard and surgical tools and other products. Additionally, we have 9 direct sales representatives selling our microsurgery products.

We believe previous expansions in our sales force have been a significant driver of our revenue growth in recent years, with new sales representatives becoming effective and able to generate increased sales volumes in approximately six to nine months after hire. While we believe a direct sales force provides us with the best avenue to maximize the revenue potential of our current and future market opportunities, there can be no assurance, however, that this strategy will continue to result in the desired outcome of increasing sales volumes.

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

From time to time, the Company may become involved in litigation which is ordinary, routine litigation incidental to its business. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that the Company’s risk management practices, including its insurance coverage, are reasonably adequate to protect against potential material liability losses.

Oversight of the medical device industry might affect the manner in which we may sell medical devices.

There are laws and regulations that govern the means by which companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, and state law equivalents to these federal laws that are meant to protect against fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, and exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Although we exercise care in structuring our sales and marketing practices and customer discount arrangements to comply with those laws and regulations, we cannot assure you that:

•	government officials charged with responsibility for enforcing those laws will not assert that our sales and marketing practices or customer discount arrangements are in violation of those laws or regulations; or

•	government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation.

ADVAMED, the principal U.S. trade association for the medical device industry, has put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products. We have policies and procedures in place for compliance that we believe are at least as stringent as those set forth in the ADVAMED Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, proposed federal legislation and recent state legislation would require detailed disclosure of gifts and other remuneration made to health care professionals. In addition, prosecutorial scrutiny and governmental oversight, on the state and federal levels, over some major device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants. We have in place policies to govern how we may retain healthcare professionals as consultants that reflect the current climate on this issue and provide training on these policies. Finally, various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices such as gifts and business meals.

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

We must obtain regulatory approvals to market our products internationally.  The registration scheme in the majority of international markets (e.g. Europe, Canada) for our products requires that our quality system conforms to international quality standards. We must remain compliant with these requirements as well as product standards in order to sell our products in these countries. There can be no assurance that we will be able to maintain compliance with these regulations. In addition, there can be no assurance that we will be successful in obtaining registration for new product introductions.

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

Because many of our biomaterial products are manufactured from bovine pericardium, perceptions about Bovine Spongiform Encephalopathy may impact our sales.

Under the direction of the United States Department of Agriculture (“USDA”), the U.S. government has had an active program of surveillance and import controls since the late 1980s designed to prevent the introduction of Bovine Spongiform Encephalopathy (“BSE”) into U.S. cattle. The USDA program includes certain feed restrictions which began in 1997. The World Health Organization has categorized the levels of BSE infectivity of tissue. This characterization places pericardium (which primarily consists of collagen) as having no detectable infectivity, the lowest risk category. The European authorities have specifically reviewed our biomaterial sourcing and manufacturing processes and have also certified our bovine pericardium products.

We obtain our raw bovine pericardium for our biomaterial products from USDA-inspected abattoirs as well as from a USDA approved source in New Zealand. The bovine pericardium is collected under strict conditions; inspectors examine each heart for disease and anomalies prior to harvesting the pericardium. Additional measures are also taken to ensure brain and spinal cord matter does not come into contact with the bovine pericardium. Our bovine-based tissue products are manufactured with sodium hydroxide, a processing technique recommended by international experts to remove or inactivate the prion, the agent believed to cause BSE, should it exist in the tissue. The bovine pericardium used in our products is sourced from animals who are 30 months or younger. Sourcing from these younger animals markedly decreases the likelihood of BSE transmission. Notwithstanding these safeguards, if the perception of risk associated with BSE increases, it could have a material adverse effect on our business, financial condition and results of operations.

In 2004, the EU enacted medical device regulations that require product specific evaluation of bovine-based products for potential BSE patient health risks. All bovine-based medical products currently sold in the EU are subject to this evaluation. Our bovine-based products have been evaluated and have obtained approval, although our Dura-Guard product has not been approved for sale in France. Currently, none of our bovine-based products are approved for sale in Japan or Taiwan. In August 2006, the government of China began prohibiting the sale of U.S. bovine-based products. We understand that regulatory approvals will not be granted in the present environment within those countries for products derived from bovine pericardium, unless we source bovine pericardium from countries which they consider at no risk for BSE (e.g. New Zealand and Australia). Total international sales of our bovine-based products accounted for 11.5% and 10.8% of our consolidated net sales for the fiscal years ended October 31, 2009 and 2008, respectively, and increased 25% in fiscal 2009. Any prohibition by certain other countries of U.S. bovine pericardium products as a result of concerns related to BSE could have an adverse effect on our ability to maintain or grow international sales of these products.

We may face the risk of product liability claims and product recalls that could result in costly and time consuming litigation and significant liability.

The medical device industry historically has been litigious, and the manufacture and sale of our products entails an inherent risk of product liability claims. In particular, our principal medical devices are designed to be permanently placed in the human body, and production or other errors could result in an unsafe product and injury to the patient. Although we maintain product liability insurance in amounts believed to be adequate, based upon the nature and risks of our business in general and our actual experience to date, there can be no assurance that one or more liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms, if at all. Furthermore, we do not have nor do we expect to obtain insurance covering our costs and losses as the result of any recall of our products due to alleged defects, whether such a recall is instituted by us or required by a regulatory agency. A product liability claim, recall or other claim with respect to uninsured liabilities or in excess of our insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

Due to the unpredictability of the health care industry, our customers may not be able to receive third-party reimbursement for the medical procedures utilizing our products.

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

Healthcare reform legislation could adversely affect our revenue and financial condition.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both houses of Congress have conducted hearings about U.S. healthcare reform and a number of bills have been proposed in Congress. A leading proposal includes an excise tax on the medical device industry that would be payable based on revenue, not income. In addition, recent legislation and many of these proposed bills include funding to assess the comparative effectiveness of medical devices. Although Congress has indicated that this funding is intended to improve the quality of health care, it is unclear what impact this assessment will have on coverage, reimbursement or other third-party payor policies, or what effect that assessment and the excise tax proposal would have on our products or our financial results. To the extent these or other reform measures affect the coverage and reimbursement of our current or future products, there could be a material adverse affect on our financial condition and operating results.

The ultimate content or timing of any future healthcare reform legislation, and its impact on medical device companies such as Synovis, is impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms could materially impact our business, financial condition and operating results.

The current global economic downturn could continue to adversely impact our business.

A significant portion of our product sales are used in medical procedures covered by patient health insurance. Additionally, a notable percentage of medical procedures utilizing our products may be considered elective by the patient. The current global economic downturn may have a meaningful impact on availability to or affordability of health insurance, or may impact patient decisions to have an elective medical procedure performed. This may in turn also impact the financial condition of our customers. Accordingly, a pronounced and sustained economic downturn could have a material, adverse effect on our business, financial condition and results of operations.

We depend on highly specialized equipment to manufacture our products and loss of or damage to one of our manufacturing facilities could result in reduced revenues and significant losses.

We presently have two manufacturing facilities: our newly acquired Irvine, California (“CA”) facility which manufactures our Ortho & Wound products, and our St. Paul, Minnesota (“MN”) facility. The loss of or damage to either of our manufacturing facilities due to natural disaster, equipment failure or other difficulty could result in significant delays in production. In the event of such disaster, re-starting manufacturing activity at our other location, or locating third-party manufacturers to manufacture our products in any such event would likely be difficult given the specialized equipment and processes necessary to produce those products. Although we maintain business interruption insurance to mitigate the financial impact on our business, any sustained period of suspended production would likely have a material adverse effect on our business, financial condition and results of operations.

We cannot predict the outcome of our clinical studies.

In fiscal 2010, we expect to perform several post-clearance marketing clinical studies for certain of our products, which are designed to document the comparative strengths of our products versus competitive products, and also to more fully understand the role implant technique and other factors may affect clinical outcomes. We expect these clinical studies will require significant investment and may span several years. We cannot predict the outcome of our clinical studies, nor what impact, if any, they may have in the marketplace.

Our strategy to acquire complementary businesses and technologies involves risk and may result in disruptions to our business by, among other things, distracting management time and diverting financial resources.

One of our growth strategies is the acquisition of complementary businesses and technologies. We may not be able to identify suitable acquisition candidates, or if we do, we may not be able to make such acquisitions on commercially acceptable terms. If we make acquisitions, a significant amount of management time and financial resources may be required to evaluate or complete the acquisition and integrate the acquired business into our existing operations. Even with this investment of management time and financial resources, an acquisition may not produce the desired revenue, earnings or business synergies. Acquisitions involve numerous other potential risks including: assumption of unanticipated operating problems or legal liabilities, problems integrating the purchased operations, technologies or products, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, and potential loss of customers or key employees of acquired businesses, among others.

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

We lease approximately 14,830 square feet for our Ortho & Wound facility at 4 and 6 Jenner Drive, Irvine, CA. The lease expires August 31, 2012, and the base rent is currently $223,000 annually.

We lease approximately 3,750 square feet for our MCA facility at 439 Industrial Lane, Birmingham, Alabama. The lease expires June 30, 2011, and the base rent is currently $37,000 annually.

We pay apportioned real estate taxes and common costs on our St. Paul, MN and Irvine, CA leased facilities.

Item 3 —	Legal Proceedings

In March 2007, we initiated a patent infringement action in U.S. District Court for the District of Minnesota against W.L. Gore & Associates, Inc. The action alleged infringement of U.S. Patent No. 7,128,748 “Circular Stapler Buttress Combination,” which covers certain surgical buttress technology. Gore brought a counterclaim seeking a determination that the patent is invalid.

We have reached a settlement in the litigation with W.L. Gore & Associates, Inc. By Order dated November 12, 2009, the court approved the parties’ stipulation and ordered that all claims and counterclaims be dismissed with prejudice, with each party to bear its own costs and attorneys’ fees. Judgment dismissing all claims and counterclaims was entered on November 13, 2009.

From time to time, we may become involved in routine litigation incidental to our business. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that our risk management practices, including our insurance coverage, are reasonably adequate to protect against potential material product liability losses.

Item 4 —	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A —	Executive Officers of the Registrant

Our executive officers, their ages, and the offices they held as of December 1, 2009, and certain biographical information, are as follows:

Name	Age	Title

Richard W. Kramp	64	President and Chief Executive Officer
David A. Buché	48	Vice President and COO of Synovis Surgical Innovations
Michael K. Campbell	58	President of Synovis Micro Companies Alliance, Inc.
Timothy F. Floeder	51	Vice President of Corporate Development
Mary L. Frick	56	Vice President of Regulatory/Clinical/Quality Affairs
Daniel L. Mooradian	51	Vice President of Research and Development
Brett A. Reynolds	41	Chief Financial Officer, Vice President of Finance and Corporate Secretary

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

Michael K. Campbell.  Mr. Campbell has served as President of Synovis Micro Companies Alliance, Inc. since the acquisition of MCA by the Company in July 2001. Prior to the acquisition he was President and CEO of MCA from July 2000 through July 2001. From June 1999 to May 2000, Mr. Campbell served as Executive Vice President of PrimeSource Surgical, a specialty medical products distributor. From 1979 to June 1999, he was a director and Vice President of Futuretech, Inc., a specialty medical distribution company serving the southeastern United States.

Timothy F. Floeder.  Mr. Floeder has served as Vice President of Corporate Development of the Company since May 2008. Prior to joining the Company, Mr. Floeder served as Vice President of Business Development for Compex Technologies, Inc. (“Compex”) from 2003 to 2006, and upon the sale of Compex to Encore Medical Corporation, served as interim CEO/managing director of Compex’s U.S. consumer business and Compex’s European subsidiary (Compex S.A.) from 2006 to 2007. In addition, Mr. Floeder served as a non-employee director for HEI, Inc. from 2002 to 2007. From 1996 to 2002, Mr. Floeder served as Managing Director of merger and acquisition services for Miller Johnson Steichen Kinnard, Inc., advising companies in several industries, including the medical device industry.

Mary L. Frick, M.S.C.  Ms. Frick has served as Vice President of Regulatory/Clinical/Quality Affairs of the Company since November 2000. She had previously served in several positions within the Company, including Director of Regulatory/Clinical/Quality Affairs since November 1998 and as Group Manager of Regulatory/Clinical/Quality Affairs from June to November of 1998. From 1984 to June 1998, Ms. Frick held a series of management positions in Research, Operations and Regulatory/Clinical Affairs at INCSTAR Corporation, a diagnostic medical device manufacturer.

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

	2009		2008
Fiscal Quarter Ended:	High	Low	High	Low

January 31	$18.74	$11.62	$23.17	$15.15
April 30	18.10	11.60	18.69	15.10
July 31	21.45	12.90	21.75	16.62
October 31	16.05	12.06	24.43	15.16

Dividends

We have not declared or paid any cash dividends on our common stock since inception, and our Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future.

Shareholders

As of November 30, 2009, there were approximately 5,500 beneficial owners and 900 registered shareholders of our common stock.

Sales of Unregistered Securities

None.

Purchases of Equity Securities

On May 28, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to 1,000,000 shares of its common stock. This program was completed on January 9, 2009. The share repurchase was funded using the Company’s existing cash balances and occurred in the open market in accordance with SEC regulations. The timing and extent to which the Company bought back shares depended upon market conditions and other corporate considerations.

From inception of the program on May 28, 2008 through its completion on January 9, 2009, the Company used $16,675,000 to repurchase 1,000,000 shares at an average price of $16.68 per share. The following table presents the total number of shares repurchased from May 28, 2008 through January 9, 2009, the average price paid per share and the number of shares that were purchased.

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plan or	Under the Plan
Period	Purchased	Paid per Share	Program	or Program

May 1, 2008 — May 31, 2008	—	$—	—	1,000,000
June 1, 2008 — June 30, 2008	87,585	$17.82	87,585	912,415
October 1, 2008 — October 31, 2008	416,582	$16.77	504,167	495,833
November 1, 2008 — November 30, 2008	145,833	$16.67	650,000	350,000
December 1, 2008 — December 31, 2008	294,801	$16.02	944,801	55,199
January 1, 2009 — January 31, 2009	55,199	$17.61	1,000,000	—

Total	1,000,000	$16.68

On September 29, 2009, the Company announced that its Board of Directors had authorized the Company to repurchase up to 500,000 shares of its common stock. The share repurchase is funded using the Company’s existing cash balances and may occur either in the open market or through private transactions from time to time, in accordance with SEC regulations. The timing and extent to which the Company may buy back shares depends upon market conditions and other corporate considerations. The repurchase plan does not have an expiration date.

From inception of the program on September 29, 2009 through October 31, 2009, the Company used $2,893,000 to repurchase 220,404 shares at an average price of $13.12 per share. The following table presents the total number of shares repurchased from September 29, 2009 through October 31, 2009, the average price paid per share and the number of shares that were purchased and the maximum number of shares that may yet be purchased at October 31, 2009, pursuant to our stock repurchase program:

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plan or	Under the Plan
Period	Purchased	Paid per Share	Program	or Program

September 29, 2009 — September 30, 2009	43,968	$13.75	43,968	456,032
October 1, 2009 — October 31, 2009	176,436	$12.97	220,404	279,596

Total	220,404	$13.12

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

	Date
	10/31/04	10/31/05	10/31/06	10/31/07	10/31/08	10/31/09
Company Index	100.0	85.2	69.8	225.9	165.4	114.1

Nasdaq Market Index	100.0	108.3	121.3	144.3	89.4	83.7

Nasdaq Surgical and Medical Instruments and Supplies Index	100.0	125.2	140.8	193.5	111.6	124.0

Item 6 —	Selected Financial Data

Summary Statement of Operations Data

	For the Year Ended October 31,
	2009	2008	2007	2006	2005
	(In thousands except per share data)

Net revenue	$58,211	$49,800	$37,691	$27,743	$24,993
Gross margin	41,767	34,144	24,370	16,435	14,077
Operating income (loss)	4,002	7,194	2,468	(3,226)	(1,206)
Net income (loss) from continuing operations	2,706	6,165	3,292	(862)	(111)
Gain on sale of discontinued operations	—	5,340	—	—	—
Income (loss) from discontinued operations	—	(20)	518	(619)	994

Net income (loss)	$2,706	$11,485	$3,810	$(1,481)	$883

Basic earnings (loss) per share
Continuing operations	$0.23	$0.50	$0.27	$(0.07)	$(0.01)
Discontinued operations	0.00	0.43	0.04	(0.05)	0.08

Net income (loss)	$0.23	$0.93	$0.31	$(0.12)	$0.07

Diluted earnings (loss) per share
Continuing operations	$0.23	$0.48	$0.26	$(0.07)	$(0.01)
Discontinued operations	0.00	0.42	0.04	(0.05)	0.08

Net income (loss)	$0.23	$0.90	$0.30	$(0.12)	$0.07

Weighted average shares outstanding
Basic	11,588	12,395	12,225	12,004	11,793
Diluted	11,827	12,721	12,528	12,004	11,998

Summary Balance Sheet Data

	At October 31,
	2009	2008	2007	2006	2005
	(In thousands)

Working capital	$63,885	$62,097	$66,616	$50,253	$48,520
Total assets	93,720	97,401	94,677	80,540	80,243
Shareholders’ equity	86,011	89,861	86,953	77,049	76,747

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth in Part 1, Items 1A, “Risk Factors,” of this report.

Overview

Synovis Life Technologies, Inc., a diversified medical device company, develops, manufactures and markets mechanical and biological products used by several surgical specialties to facilitate the repair and reconstruction of soft tissue damaged or destroyed by disease or injury. The Company’s products include implantable biomaterials for soft tissue repair, devices for microsurgery and surgical tools — all designed to reduce risks and/or facilitate critical surgeries, improve patient outcomes and reduce healthcare costs.

Operating Results — Fiscal 2009 ($ in thousands except per share data)

Net revenue increased 17% during fiscal 2009 to $58,211 from $49,800 in fiscal 2008. Our operating income was $4,002 in fiscal 2009, compared to $7,194 in the prior year. The decrease in profitability was primarily due to the expense of acquired in-process research and development costs and start-up costs related to our acquisition of Synovis Orthopedic and Woundcare, Inc. (“Ortho & Wound”). Net income from continuing operations for fiscal 2009 was $2,706, or 23 cents per diluted share, compared to $6,165, or 48 cents per diluted share during fiscal 2008.

On July 17, 2009, the Company, through its wholly-owned subsidiary Synovis Orthopedic and Woundcare, Inc., (“Ortho & Wound”) acquired substantially all of the assets of Pegasus Biologics, Inc., a Delaware corporation (“Pegasus”). The acquisition resulted from a sealed bid auction process after Pegasus effectively ceased operations when attempts to raise additional operating capital were unsuccessful. Our Ortho & Wound business is focused on developing advanced biological solutions for soft tissue repair, primarily within the orthopedic and wound care markets. Synovis paid $12,100 in cash to Comerica Bank for the assets transferred. See Note 2 to the consolidated financial statements included in this report on Form 10-K for additional information.

In fiscal 2009, we had $65 of revenue from our Ortho & Wound products after obtaining the California Department of Public Health manufacturing license necessary to sell these products in the marketplace. We also incurred $1,840 of operating expenses related to the start-up of Ortho & Wound operations during the year.

The following table summarizes our net revenue by product group and geography for fiscal 2009 and fiscal 2008:

	2009	2008

Peri-Strips®	$19,384	$17,653
Veritas®	8,757	4,468
Tissue-Guard	15,806	14,477
Microsurgery	8,668	7,749
Surgical tools and other	5,596	5,453

Total	$58,211	$49,800

Domestic	$49,290	$42,190
International	8,921	7,610

Total	$58,211	$49,800

The increase in net revenue in fiscal 2009 compared to the prior-year was primarily due to the following:

•	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $6,700; and

•	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenues by approximately $1,700.

We believe that expansion of our direct sales force is a key long-term strategy to increase revenues. During the first half of fiscal 2009, we expanded our direct sales force from 43 to 49 sales representatives in the U.S. In the second half of fiscal 2009, we further expanded our sales force by an additional 16 sales representatives. As of October 31, 2009, we had 56 direct sales representatives selling our Peri-Strips, Veritas, Tissue-Guard and Surgical tools and other products. Additionally, we have 9 direct sales representatives selling our microsurgery products.

For our Ortho & Wound products, we are in the process of establishing a hybrid sales model in the U.S. comprised of both direct sales representatives and independent distributors. We expect to hire eight direct sales representatives in the U.S. and to appoint up to 16 independent distributors in targeted U.S. territories in fiscal 2010.

The increase in worldwide units sold was primarily attributable to our direct sales force, the expansion of our direct sales force and increased market acceptance of Veritas into the domestic hernia and general surgery markets.

We cannot fully assess the impact that the current economic downturn may have had on our results of operations during fiscal 2009. We believe, however, that the volume of certain surgical procedures in which our products are used, particularly those which may be considered elective, has been impacted by the current economic downturn. In addition, we believe the financial conditions of certain of our hospital customers have been negatively impacted by the economic downturn. These notable items, as well as other factors, may have had an impact our results of operations.

Worldwide net revenue from Peri-Strips was $19,384 in fiscal 2009, an increase of 10% from $17,653 in fiscal 2008. Peri-Strips growth rate exceeded the estimated growth of procedures in which the product is used, which we believe was attributable to product performance, our direct sales force communicating the benefits of Peri-Strips, and the increased international market penetration of PSD Veritas, partially offset by increased competition. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery. Included in the Peri-Strips product line was revenue from our two linear products: PSD Veritas, our remodelable buttress, and PSD Apex, our permanent buttress, as well as revenue from our PSD Veritas Circular buttress.

We believe increased market acceptance of Peri-Strips has been offset by the impact of increasing competition within the buttressing market. Covidien, one of the two primary companies which offer surgical staplers on which our Peri-Strips products are used, launched a buttress product which is supplied integral with their stapler cartridges in mid-fiscal 2009. During the second half of fiscal 2009, worldwide revenue from Peri-Strips products which are used with Covidien staplers decreased 24% from the first half of fiscal 2009. This was partially offset by revenue for Peri-Strips products used with another stapler manufacturer’s products increasing 11%. We are addressing the Covidien competitive threat by highlighting the clinical history of Peri-Strips through our expanded direct sales force, the development of product enhancements and strengthened efforts to convert additional non-buttressing surgeons.

Revenue from Veritas patch products was $8,757 in fiscal 2009, an increase of $4,289 or 96% from $4,468 in fiscal 2008. Veritas revenue growth in fiscal 2009 was primarily driven by incremental sales into the domestic hernia, reconstructive and general surgery markets. Additionally, late in the fourth quarter of fiscal 2009, we received CE Mark approval for the use of Veritas in hernia and breast reconstruction. Veritas is an extremely strong and conformable biomaterial which acts as a “scaffold” that enables rapid repopulation and revascularization by the surrounding host tissue.

Revenue from Tissue-Guard patch products was $15,806 in fiscal 2009, an increase of $1,329 or 9% from $14,477 in fiscal 2008. The fiscal 2009 increase was driven by an 8% increase in units sold worldwide. Our Tissue-Guard family of products is used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurologic procedures.

Revenue from microsurgery was $8,668 in fiscal 2009, an increase of $919 or 12% from $7,749 in fiscal 2008. This revenue growth was driven by Coupler unit sales growth in the current year as well as list price increases to the Coupler in late fiscal 2008. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.

Our gross margin increased three percentage points to 72% in fiscal 2009 from 69% during fiscal 2008, due primarily to the following factors:

•	Favorable sales mix (both product and geographic) benefited the fiscal 2009 gross margin by nearly two percentage points.

•	Improved utilization of production resources in fiscal 2009 benefited the current-year gross margin by nearly one percentage point.

•	Higher average list selling prices for certain of our products benefited the fiscal 2009 gross margin by approximately one-half of one percentage point.

Factors which may affect the gross margin include product and geographic mix of products sold, volume, product acquisitions and disposals, and other production activities. Accordingly, our gross margin may fluctuate from period to period based on variations in these factors.

Selling, general and administrative (“SG&A”) expense during fiscal 2009 was $29,867, an increase of $6,165 or 26% from SG&A expense of $23,702 in fiscal 2008. As a percentage of net revenue, SG&A expense was 51% in fiscal 2009 as compared to 48% in the prior year. The SG&A increase was due to the aforementioned expansion of our direct sales force in fiscal 2009, $1,840 of operating expenses related to the start-up of our newly acquired Ortho & Wound business, increased legal expense as well as general and administrative investments in new business development, clinical personnel and information technology. Additionally, stock-based compensation expense was $937 (7 cents per diluted share) in fiscal 2009, up from $509 (3 cents per diluted share) in fiscal 2008.

In fiscal 2010, we expect to incur significant additional operating expense as compared to fiscal 2009 due to a full year of expense related to our expanded sales force. In addition, we will incur a full year of Ortho & Wound operating activity as compared to three and a half months of operating activity in fiscal 2009.

Research and development (“R&D”) expense totaled $3,798 during fiscal 2009, an increase of $550 or 17% from the prior year, driven by increased project activity during the current year. Fiscal 2009 activity focused on several activities, including research to support current indications for use of Veritas, exploring potential opportunities for further expanding the indications for use of Veritas, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler, among others.

In fiscal 2010, we expect R&D expense to increase compared to fiscal 2009 due to several activities, including research to expand the indications for use for our Veritas product into new markets, providing research and clinical data to support the use of Veritas in various surgical procedures, exploring other process improvements and product enhancements for our proprietary tissue products, improving the delivery system for our Peri-Strips products, advancing the technology of the Coupler and further development of an OrthAdapt-based product and related instrumentation. R&D expense fluctuates from year to year based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.

In fiscal 2009, we recorded other operating expenses of $4,100. We expensed acquired in-process R&D costs of $3,500 related to our acquisition of the assets of Pegasus, as it was determined the related projects had no alternative future use. We also recorded an impairment charge of $600 related to identifiable intangible assets related to our fiscal 2007 acquisition of the 4Closuretm Surgical Fascia Closure System (“4Closure”) following an impairment analysis. This analysis was performed as a result of a delay in the expected third quarter of fiscal 2009 re-launch and re-brand of the product, combined with actual revenues since acquisition not meeting projected expectations. No such other operating expenses were recorded in fiscal 2008.

We recorded operating income from continuing operations of $4,002 in fiscal 2009, a decrease of $3,192 compared to operating income of $7,194 in fiscal 2008. Interest income was $920 in fiscal 2009 compared with $2,077 in fiscal 2008, with the current year decrease primarily due to lower investment yields. Additionally in fiscal 2009, we sold our auction rate securities (“ARS”), which had a par value of $9,000, for $7,650, realizing a loss on sale of $1,350.

We recorded income tax expense of $866 in fiscal 2009 at an effective rate of 24.2% of pretax income. Our current year effective tax rate was comprised of a tax rate of 27.3% on operations and interest income and a 35.3% tax benefit on the capital loss of $1,350 incurred upon the sale of our ARS. In fiscal 2008, we recorded income tax expense of $3,106 at an effective rate of 33.5% on continuing operations. Our fiscal 2009 effective tax rate on operations and interest income was lower than the prior-year due to a decrease in pretax income in fiscal 2009 as compared to fiscal 2008, higher permanent differences that reduce taxes, and a lower overall rate for state taxes. The lower state tax rate was primarily due to a change in state apportionment factors caused by the current expected mix of our product sales by state. As of October 31, 2009, we recorded $367 in net current deferred income tax assets and $2,022 in net long-term deferred income tax assets.

During fiscal 2008, we recorded a net gain on sale of our interventional business of $5,340 which reflected a pre-tax gain of $11,423 and a tax provision of $6,083. Approximately $4,100 of book basis goodwill had a tax basis of $0, thereby resulting in a higher gain for tax purposes. Additionally in fiscal 2008, we recorded a net loss related to our discontinued operations of $20. Included within the net loss from discontinued operations was an operating loss of $30 and a benefit from income taxes of $10.

Operating Results — Fiscal 2008 ($ in thousands except per share data)

Net revenue increased 32% during fiscal 2008 to $49,800 from $37,691 in fiscal 2007. Our operating income was $7,194 in fiscal 2008, compared to $2,468 in fiscal 2007. The increase in profitability was due to higher revenues and gross margins, partially offset by increased operating expenses. Net income from continuing operations for fiscal 2008 was $6,165, or 48 cents per diluted share, up from $3,292, or 26 cents per diluted share during fiscal 2007.

Net income in fiscal 2008, including the gain on sale of discontinued operations and operating results from discontinued operations, was $11,485 or 90 cents per diluted share, as compared to $3,810, or 30 cents per diluted share in fiscal 2007.

The following table summarizes our net revenue by product group and geography for fiscal 2008 and fiscal 2007:

	2008	2007

Peri-Strips®	$17,653	$13,788
Veritas®	4,468	1,296
Tissue-Guard	14,477	12,137
Microsurgery	7,749	5,439
Surgical tools and other	5,453	5,031

Total	$49,800	$37,691

Domestic	$42,190	$32,063
International	7,610	5,628

Total	$49,800	$37,691

The increase in net revenue in fiscal 2008 compared to fiscal 2007 was primarily due to the following:

•	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $10,100; and

•	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenues by approximately $2,000.

We believe the increase in worldwide units sold was primarily attributable to increasing effectiveness of our expanded direct sales force growing domestic product sales, as well as improved international sales as a result of product realignment based upon distributor call points. In addition, revenues increased due to the fiscal 2007 introduction of products into new markets, most notably Veritas into the hernia and general surgery markets and PSD Veritas into the European market.

Worldwide net revenue from Peri-Strips was $17,653 in fiscal 2008, an increase of 28% from $13,788 in fiscal 2007. The increase was driven by our direct sales force growing product sales and the increased international revenue resulting from the introduction of PSD Veritas into the European market, which began during the third quarter of fiscal 2007.

Revenue from Veritas was $4,468, an increase of $3,172 or 245% as compared to $1,296 in fiscal 2007. The increase was driven by the introduction of Veritas into the U.S. hernia, reconstructive and general surgery markets.

Tissue-Guard revenue increased $2,340 or 19% to $14,477 in fiscal 2008 from $12,137 in the last fiscal year. A 12% increase in worldwide Tissue-Guard units sold combined with various worldwide hospital list price increases for certain of our products in fiscal 2008 were the primary drivers of the increase.

Revenue from microsurgery was $7,749 in fiscal 2008, an increase of $2,310 or 42% from $5,439 in fiscal 2007. The increase was attributable to the expansion of the direct sales force focused on microsurgery, which has driven incremental unit growth across all products. The revenue growth was led by worldwide Coupler unit sales, which increased 41% in fiscal 2008 compared to fiscal 2007, as well as revenue from the S&T instrument product line.

Our gross margin increased four percentage points to 69% in fiscal 2008 from 65% during fiscal 2007, due primarily to the following factors:

•	Higher average list selling prices for certain of our products benefited the fiscal 2008 gross margin by approximately two percentage points.

•	Favorable sales mix (both product and geographic) benefited the fiscal 2008 gross margin by approximately one percentage point.

•	Improved utilization of production resources and increased production efficiencies improved the fiscal 2008 gross margin by approximately one percentage point.

SG&A expense during fiscal 2008 was $23,702, an increase of $4,420 or 23% from SG&A expense of $19,282 in fiscal 2007. As a percentage of net revenue, SG&A expense was 48% in fiscal 2008 as compared to 51% in fiscal 2007. The SG&A increase was driven by $3,640 of incremental sales and marketing costs, primarily attributable to the expansion of our direct sales force (which began in the third quarter of fiscal 2007 and was completed in the first quarter of fiscal 2008), various product initiatives and increased sales meeting, convention and related activities in fiscal 2008. The remainder of the increase was driven by increased general and administrative investment in new business development and technology.

R&D expense totaled $3,248 during fiscal 2008, an increase of $628 or 24% from fiscal 2007, driven by increased project activity during fiscal 2008, which were primarily focused on expanding the indications for use of Veritas, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler.

We recorded operating income from continuing operations of $7,194 in fiscal 2008, an improvement of $4,726 compared to operating income of $2,468 in fiscal 2007. Interest income was $2,077 in fiscal 2008, essentially flat compared with $2,092 in fiscal 2007. While we had a significantly higher investment balance due to the fiscal 2008 sale of our interventional business, lower market interest rates in fiscal 2008 have resulted in essentially flat interest income in fiscal 2008.

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

During fiscal 2008, we recorded a net gain on sale of our interventional business of $5,340 which reflected a pre-tax gain of $11,423 and a tax provision of $6,083. Approximately $4,100 of book basis goodwill had a tax basis of $0, thereby resulting in a higher gain for tax purposes. Additionally in fiscal 2008, we recorded a net loss related to our discontinued operations of $20. Included within the net loss from discontinued operations was an operating loss of $30 and a benefit from income taxes of $10.

Liquidity and Capital Resources ($ in thousands)

Cash, cash equivalents and investments totaled $60,749 as of October 31, 2009, a decrease of $14,039 as compared to cash, cash equivalents, investments and restricted cash of $74,788 as of October 31, 2008. Included in the above, we have $5,926 of investments classified as non-current as of October 31, 2009. Working capital at October 31, 2009 and October 31, 2008 was $63,885 and $62,097, respectively. We have no long-term debt. We currently expect our cash on hand and cash from operations to be sufficient to cover both of our short-and long-term operating requirements, subject however, to numerous variables, including acquisition opportunities, research and development priorities and the growth and profitability of the business.

The decrease in cash, cash equivalents and investments in fiscal 2009 was primarily due to the use of cash of $12,319 related to the acquisition of substantially all of the assets of Pegasus in the third quarter of fiscal 2009. Additionally, we used cash of $11,018 to repurchase 716,237 shares of our common stock in fiscal 2009. The use of cash was partially offset by cash provided by operating activities of $9,794 in fiscal 2009.

Operating activities provided cash of $9,794 in fiscal 2009, as compared to providing cash of $1,421 during fiscal 2008. Fiscal 2009 net income of $2,706 included $6,986 in non-cash expenses, with the most significant of these non-cash items being $3,500 in acquired in-process R&D expense and the $1,350 loss on ARS sale. Working capital changes provided cash of $102 in fiscal 2009, driven by increased accrued income taxes of $2,085, partially offset by $953 in cash used for increased accounts receivable to support higher revenue levels. Cash flow from operating activities from continuing operations was approximately $5,700 in fiscal 2008, while operating cash flows from discontinued operations used cash of approximately $4,300 during fiscal 2008.

Investing activities used cash of $30,786 during fiscal 2009 compared to cash provided of $42,720 during fiscal 2008. In fiscal 2009, we used cash of $12,319 for the acquisition of substantially all of the assets of Pegasus. We also used cash of $19,821 towards the net purchase short- and long-term municipal bonds as part of our investment strategy, as compared to net proceeds from the sale of investments of $16,563 in the prior year. Additionally in fiscal 2009, $2,950 of cash was provided by the release from escrow of our restricted cash pertaining to our sale of the interventional business. We also recorded $1,156 in purchases of property, plant and equipment in fiscal 2009, compared to purchases of $990 in fiscal 2008. Additionally in fiscal 2008, we recorded $30,440 in proceeds from the sale of the interventional business.

Financing activities used cash of $10,040 during fiscal 2009. $11,018 of cash was used to repurchase 716,237 shares of common stock, partially offset by $978 of proceeds from equity-based compensation plans. Financing activities used cash of $6,824 during fiscal 2008. $8,549 of cash was used to repurchase 504,167 shares of common stock, partially offset by $1,725 of proceeds from equity-based compensation plans.

In October 2009, we sold our ARS, which had a par value of $9,000, for $7,650, recording a loss on sale of $1,350. Should a regulatory or other settlement occur during the 24 months subsequent to the date of ARS sale in which the Company would have otherwise been eligible to tender any of its ARS, the Company will be entitled to an additional payment of the amount the Company would have received in such settlement that is in excess of the amount of sales proceeds received by the Company up to the securities par value. We are presently not aware of any regulatory or other settlement involving ARS in which we would be eligible to participate, nor do we expect any such settlement in the future.

The following table summarizes our contractual obligations and operating leases. For more information, see Note 8 to our Consolidated Financial Statements. Our commitments under these obligations are as follows for the fiscal year ending October 31:

	< 1 Year	1-3 Years	3-5 Years	5 < Years	Total

Operating leases	$1,022	$2,001	$862	$—	$3,885

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

Recent Accounting Standards ($ in thousands)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued and established its Accounting Standards Codification (“ASC”) as the exclusive authoritative reference for nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretative releases, which are also authoritative for SEC registrants. Accordingly, the Company has adopted the ASC effective for its fourth quarter 2009 financial reporting. All references in this Annual Report on Form 10-K to U.S. GAAP principles have been changed to reference the relevant topic from the FASB ASC. The adoption did not have a material impact on the Company’s consolidated financial statements.

Effective November 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), related to the Company’s financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets and liabilities.

Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

ASC 820 also provides guidance for determining the fair value of a financial asset when the market for that asset is not active, and for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. The adoption of ASC 820 did not have a material impact on the Company’s financial condition or results of operations.

The effective date for certain aspects of ASC 820 was deferred and are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. The effects of these remaining aspects of ASC 820 are to be applied by the Company to fair value measurements prospectively beginning November 1, 2009. The adoption of the remaining aspects of ASC 820 is not expected to have a material impact on its financial condition or results of operations.

Effective November 1, 2008, the Company adopted certain aspects of ASC 825, Financial Instruments (“ASC 825”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has not elected the fair value option for any financial assets or liabilities as of October 31, 2009. The adoption of ASC 825 did not have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”). ASC 805 changes how a reporting enterprise will account for the acquisition of a business. ASC 805 will apply prospectively to business combinations with an acquisition date on or after November 1, 2009. The adoption of ASC 805 is not expected to have a material impact on the Company’s financial condition or results of operations, however future acquisitions would be accounted for under this guidance.

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), which provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. ASC 855 is not expected to significantly change practice because its guidance is similar to that in U.S. auditing literature, which the Company relied on previously for guidance on assessing and disclosing subsequent events. ASC 855 is effective for the Company for interim periods and fiscal years beginning after May 1, 2009. The Company has evaluated its financial statements as of October 31, 2009 for subsequent events through January 5, 2010, the date the financial statements were available to be issued. Other than the November 12, 2009 settlement with W.L. Gore & Associates, Inc., the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Critical Accounting Policies ($ in thousands)

Investments:  Our investments consist of tax-exempt municipal bond investments. Our investment policy seeks to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. We account for all of our investments as “available-for-sale” and report these investments at fair value, with unrealized gains and losses excluded from earnings and reported in “Accumulated Other Comprehensive Income (Loss),” a component of shareholders’ equity. At October 31, 2009, we recorded an unrealized gain on other investments of $92, which was reflected as Accumulated Other Comprehensive Income (Loss) at October 31, 2009. At October 31, 2008, the Company recorded an unrealized loss of $2,429 on the valuation of its ARS, along with an unrealized gain on other investments of $22, which was reflected as a net Accumulated Other Comprehensive Loss of $2,407 at October 31, 2008.

We review our investments for impairment to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. We recorded a loss on sale of ARS of $1,350 in our consolidated statement of operations for the year ended October 31, 2009. See Note 6 to the consolidated financial statements included in this report on Form 10-K for additional investment information.

Accounts Receivable:  Credit is extended based on evaluation of a customer’s financial condition, historical sales and payment history. Generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Indefinite-lived Intangible Assets:  Indefinite-lived intangible assets consist of goodwill, which is carried at cost. The Company accounts for goodwill under ASC 350, Intangibles, Goodwill and Other (“ASC 350”), which prohibits the amortization of indefinite-lived intangible assets, and requires that these assets are reviewed annually for impairment, and between annual test dates in certain circumstances. We typically perform our annual impairment test for goodwill in the fourth quarter of each fiscal year, or more often as circumstances require. In assessing the recoverability of goodwill, estimates of market capitalization and other factors are made to determine the fair value of the respective assets. If these estimates change in the future, we may be required to record impairment charges for these assets. ASC 350 requires us to compare the fair value of the Company to its carrying amount to determine if there is potential impairment. If the fair value of the Company is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the Company is less than their carrying value. If the carrying amount of the goodwill exceeds their fair value, an impairment loss is recognized.

Definite-lived Intangible Assets:  Definite-lived intangible assets consist of patents, trademarks, developed technology, non-competes and licenses, which are carried at amortized cost. The Company reviews its definite-lived intangible assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets.

Revenue Recognition:  Our policy is to ship products to customers on FOB shipping point terms. We recognize revenue when the product has been shipped to the customer, when there is evidence that the customer has agreed to purchase the products, delivery and performance have occurred, the price and terms of sale are fixed and collection of the receivable is expected. All amounts billed to customers in a sales transaction related to shipping and handling are classified as net revenue. Our sales policy does not allow sales returns.

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

Stock-Based Compensation:  The Company accounts for stock based payment awards in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). The Company recognizes stock-based compensation based on certain assumption inputs within the Black-Scholes Model. These assumption inputs are used to determine an estimated fair value of stock based payment awards on the date of grant and require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. Management assesses the assumptions and methodologies used to calculate estimated fair value of stock-based compensation on a regular basis. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination.

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

Derivative Instruments and Hedging Activities:  We may enter into derivative instruments or perform hedging activities. All derivatives are recognized on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized. It is our policy to enter into derivative transactions only to the extent true exposures exist. We do not enter into derivative transactions for speculative or trading purposes.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk

We maintain financial instruments in cash and cash equivalents, investments and accounts receivable. We believe that the interest rate, credit and market risk related to these accounts is not significant. We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectability of assets and establishment of appropriate allowances in connection with our internal controls and policies. We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.

Item 8 —	Financial Statements and Supplementary Data

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Synovis Life Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Synovis Life Technologies, Inc. and Subsidiaries (the “Company”) as of October 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synovis Life Technologies, Inc. and Subsidiaries as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synovis Life Technologies Inc. and Subsidiaries’ internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Grant Thornton
Minneapolis, Minnesota
January 5, 2010

Board of Directors and Shareholders
Synovis Life Technologies, Inc.

We have audited Synovis Life Technologies, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Synovis Life Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synovis Life Technologies, Inc. and Subsidiaries as of October 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows and financial statement schedule for each of the three years in the period ended October 31, 2009, and our report dated January 5, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  Grant Thornton
Minneapolis, Minnesota
January 5, 2010

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended
	October 31,
	2009	2008	2007
	(In thousands, except
	per share data)

Net revenue	$58,211	$49,800	$37,691
Cost of revenue	16,444	15,656	13,321

Gross margin	41,767	34,144	24,370

Operating expenses:
Selling, general and administrative	29,867	23,702	19,282
Research and development	3,798	3,248	2,620
Other	4,100	—	—

Operating expenses	37,765	26,950	21,902

Operating income	4,002	7,194	2,468
Interest income	920	2,077	2,092
Loss on sale of investments	(1,350)	—	—

Income from continuing operations before provision for income taxes	3,572	9,271	4,560
Provision for income taxes	866	3,106	1,268

Net income from continuing operations	2,706	6,165	3,292

Discontinued operations:
Income (loss) from operations of discontinued business, net of tax (benefit) provision of ($10) and $297, respectively	—	(20)	518
Gain on sale of discontinued operations, net of taxes of $6,083	—	5,340	—

Net income	$2,706	$11,485	$3,810

Basic earnings per share:
— Continuing operations	$0.23	$0.50	$0.27
— Discontinued operations	—	0.43	0.04

Basic earnings per share	$0.23	$0.93	$0.31

Diluted earnings per share:
— Continuing operations	$0.23	$0.48	$0.26
— Discontinued operations	—	0.42	0.04

Diluted earnings per share	$0.23	$0.90	$0.30

Weighted average common shares outstanding:
— Basic	11,588	12,395	12,225
— Diluted	11,827	12,721	12,528

The accompanying notes are an integral part of these consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2009	2008
	(In thousands, except
	share and per
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$15,863	$46,895
Restricted cash	—	2,950
Short-term investments	38,960	5,598
Accounts receivable, net	6,925	6,071
Inventories	7,724	5,733
Deferred income tax asset, net	367	—
Other current assets	1,755	2,390

Total current assets	71,594	69,637

Investments, net	5,926	19,345
Property, plant and equipment, net	3,719	2,931
Goodwill	3,618	3,283
Other intangible assets, net	6,841	1,875
Deferred income tax asset, net	2,022	330

Total assets	$93,720	$97,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,962	$1,325
Accrued expenses	5,747	6,068
Deferred income tax liability, net	—	147

Total current liabilities	7,709	7,540

Total liabilities	7,709	7,540

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of October 31, 2009 and 2008	—	—
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 11,398,874 and 12,018,670 as of October 31, 2009 and 2008, respectively	114	120
Additional paid-in capital	63,132	72,181
Accumulated other comprehensive income (loss)	92	(2,407)
Retained earnings	22,673	19,967

Total shareholders’ equity	86,011	89,861

Total liabilities and shareholders’ equity	$93,720	$97,401

The accompanying notes are an integral part of these consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Par Value	Capital	Income (Loss)	Earnings	Total
	(In thousands, except share data)

Balance as of October 31, 2006	12,101,253	121	75,132	—	4,672	79,925

Stock option exercises, including tax benefit	250,283	3	2,562	—	—	2,565
Employee Stock Purchase Plan activity	7,766	—	114	—	—	114
Stock-based compensation expense	—	—	539	—	—	539
Net and comprehensive income	—	—	—	—	3,810	3,810

Balance as of October 31, 2007	12,359,302	124	78,347	—	8,482	86,953

Stock option exercises, including tax benefit	158,635	1	1,789	—	—	1,790
Employee Stock Purchase Plan activity	4,900	—	80	—	—	80
Repurchase of the Company’s common stock	(504,167)	(5)	(8,544)	—	—	(8,549)
Stock-based compensation expense	—	—	509	—	—	509
Comprehensive Income:
Net unrealized loss on investments	—	—	—	(2,407)	—	(2,407)
Net income	—	—	—	—	11,485	11,485

Comprehensive income	—	—	—	—	—	9,078

Balance as of October 31, 2008	12,018,670	$120	$72,181	$(2,407)	$19,967	$89,861

Stock option exercises, including tax benefit	89,376	1	927	—	—	928
Employee Stock Purchase Plan activity	7,065	—	98	—	—	98
Repurchase of the Company’s common stock	(716,237)	(7)	(11,011)	—	—	(11,018)
Stock-based compensation expense	—	—	937	—	—	937
Comprehensive Income:
Net unrealized gain on investments	—	—	—	2,499	—	2,499
Net income	—	—	—	—	2,706	2,706

Comprehensive income	—	—	—	—	—	5,205

Balance as of October 31, 2009	11,398,874	$114	$63,132	$92	$22,673	$86,011

The accompanying notes are an integral part of these consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	October 31,
	2009	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,706	$11,485	$3,810
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development expense	3,500	—	—
Loss on sale of investments	1,350	—	—
Impairment of intangible assets	600	—	—
Gain on sale of interventional business	—	(5,340)	—
Depreciation and amortization of property, plant and equipment	1,017	1,897	3,905
Amortization of intangible assets	539	462	482
Amortization of investment premium, net	1,027	187	17
Loss (gain) on sale or disposal of manufacturing equipment	25	10	(5)
Provision for uncollectible accounts	149	134	94
Stock-based compensation	937	509	539
Tax benefit from stock option exercises	48	145	424
Deferred income taxes	(2,206)	644	73

Changes in operating assets and liabilities:
Accounts receivable	(953)	(627)	(2,118)
Inventories	62	(634)	(1,392)
Other current assets	677	(1,447)	631
Accounts payable	637	(381)	480
Accrued expenses	(321)	(5,623)	1,579

Net cash provided by operating activities	9,794	1,421	8,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,156)	(990)	(1,747)
Investments in identifiable intangible assets	(105)	(46)	(68)
Purchase of assets of Pegasus Biologics, Inc.	(12,319)	—	—
Proceeds from sale of interventional business	—	30,440	—
Decrease (increase) in restricted cash	2,950	(2,950)	—
Purchase of 4Closuretm Surgical Fascia Closure System	—	—	(2,056)
Purchases of investments	(43,226)	(60,019)	(46,546)
Redemptions of investments	23,405	76,582	42,355
Other	(335)	(297)	(187)

Net cash (used in) provided by investing activities	(30,786)	42,720	(8,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans	823	1,429	1,880
Repurchase of the Company’s common stock	(11,018)	(8,549)	—
Excess tax benefit of stock option exercises	155	296	375

Net cash (used in) provided by financing activities	(10,040)	(6,824)	2,255

Net change in cash and cash equivalents	(31,032)	37,317	2,525
Cash and cash equivalents at beginning of year	46,895	9,578	7,053

Cash and cash equivalents at end of year	$15,863	$46,895	$9,578

The accompanying notes are an integral part of these consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Description and Summary of Significant Accounting Policies (in thousands):

Synovis Life Technologies, Inc. develops, manufactures and markets mechanical and biological products used by several surgical specialties for the repair of soft tissue damaged or destroyed by disease or injury. The company’s products are designed to reduce risks and/or facilitate critical surgeries, improve patient outcomes and reduce healthcare costs. Our products serve a wide array of medical markets, including general surgery, bariatric, vascular, cardiac, thoracic, neurological, microsurgery, orthopedic and woundcare.

As discussed in Note 3 to our consolidated financial statements, the Company completed the sale of substantially all of the assets of its interventional business on January 31, 2008. The pre-tax gain on the sale totaled $11,423. Income taxes recorded on the gain were $6,083, resulting in a net gain of $5,340. The Company also recorded a net loss related to the operation of discontinued operations in fiscal 2008 of $20.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued and established its Accounting Standards Codification (“ASC”) as the exclusive authoritative reference for nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretative releases, which are also authoritative for SEC registrants. Accordingly, the Company has adopted the ASC effective for its fourth quarter 2009 financial reporting. All references in this Annual Report on Form 10-K to U.S. GAAP principles have been changed to reference the relevant topic from the FASB ASC. The adoption did not have a material impact on the Company’s consolidated financial statements.

Basis of Consolidation:  The consolidated financial statements include the accounts of Synovis Life Technologies, Inc. and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

Use of Estimates:  The preparation of consolidated financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents:  Cash and cash equivalents consist of cash and highly liquid investments purchased with an original maturity of three months or less when purchased. These investments are carried at cost, which approximates fair value. Cash amounts typically are in excess of federally insured limits.

Investments:  Our investments consist of tax-exempt municipal bond investments. Our investment policy is to seek to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. We account for all of our investments as “available-for-sale” and report these investments at fair value, with unrealized gains and losses excluded from earnings and reported in “Accumulated Other Comprehensive Income,” a component of shareholders’ equity.

We review our investments for impairment to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. See Note 6 to the consolidated financial statements included in this report on Form 10-K for additional investment information.

Accounts Receivable:  Credit is extended based on evaluation of a customer’s financial condition, historical sales and payment history. Generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Property, Plant and Equipment:  Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Furniture, fixtures and computer equipment are depreciated over a 3 to 7 year life, and manufacturing equipment is depreciated over a 5 to 10 year life. Amortization of leasehold improvements is recorded on a straight-line basis over the life of the related facility leases or the estimated useful life of the assets, whichever is shorter. Major replacements and improvements are capitalized and maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are charged to operations. The asset and related accumulated depreciation or amortization accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the Consolidated Statements of Operations at the time of disposal. The Company’s long-lived depreciable assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Impairment losses are recorded whenever indicators of impairment are present.

Indefinite-lived Intangible Assets:  Indefinite-lived intangible assets consist of goodwill, which is carried at cost. The Company accounts for goodwill under ASC 350, Intangibles, Goodwill and Other (“ASC 350”), which prohibits the amortization of indefinite-lived intangible assets, and requires that these assets are reviewed annually for impairment, and between annual test dates in certain circumstances. We typically perform our annual impairment test for goodwill in the fourth quarter of each fiscal year, or at other periods as circumstances require. In assessing the recoverability of goodwill, estimates of market capitalization and other factors are made to determine the fair value of the respective assets. If these estimates change in the future, we may be required to record impairment charges for these assets. ASC 350 requires us to compare the fair value of the Company to its carrying amount to determine if there is potential impairment. If the fair value of the Company is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the Company is less than their carrying value. If the carrying amount of the goodwill exceeds their fair value, an impairment loss is recognized.

Definite-lived Intangible Assets:  Definite-lived intangible assets consist of patents, trademarks, developed technology, non-competes and licenses, which are carried at amortized cost. The Company reviews its definite-lived intangible assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets.

Revenue Recognition:  Our policy is to ship products to customers on FOB shipping point terms. We recognize revenue when the product has been shipped to the customer, when there is evidence that the customer has agreed to purchase the products, delivery and performance have occurred, the price and terms of sale are fixed and collection of the receivable is expected. All amounts billed to customers in a sales transaction related to shipping and handling are classified as net revenue. Our sales policy does not allow sales returns.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling:  The Company records all amounts billed to customers in a sales transaction related to shipping and handling as net revenue. The Company records costs related to shipping and handling in cost of revenue.

Derivative Instruments and Hedging Activities:  The Company may enter into derivative instruments or perform hedging activities. All derivatives are recognized on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized. It is the Company’s policy to enter into derivative transactions only to the extent true exposures exist. The Company does not enter into derivative transactions for speculative or trading purposes.

Research and Development:  Research and development costs are expensed as incurred.

Stock-Based Compensation:  The Company accounts for stock based payment awards in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). The Company recognizes stock-based compensation based on certain assumption inputs within the Black-Scholes Model. These assumption inputs are used to determine an estimated fair value of stock based payment awards on the date of grant and require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. Management assesses the assumptions and methodologies used to calculate estimated fair value of stock-based compensation on a regular basis. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. See Note 9 for additional stock-based compensation information.

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

Reclassifications:  Certain reclassifications have been made to the fiscal 2007 and fiscal 2008 consolidated financial statements to conform with the fiscal 2009 presentation. These reclassifications had no effect on net income or earnings per share.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Standards:

Effective November 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), related to the Company’s financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets and liabilities.

Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

ASC 820 also provides guidance for determining the fair value of a financial asset when the market for that asset is not active, and for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. The adoption of ASC 820 did not have a material impact on the Company’s financial condition or results of operations.

The effective date for certain aspects of ASC 820 was deferred and are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. The effects of these remaining aspects of ASC 820 are to be applied by the Company to fair value measurements prospectively beginning November 1, 2009. The adoption of the remaining aspects of ASC 820 is not expected to have a material impact on its financial condition or results of operations. See Note 6 to the consolidated financial statements in this Report on Form 10-K for additional investment information.

Effective November 1, 2008, the Company adopted certain aspects of ASC 825, Financial Instruments (“ASC 825”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has not elected the fair value option for any financial assets or liabilities as of October 31, 2009. The adoption of ASC 825 did not have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”). ASC 805 changes how a reporting enterprise will account for the acquisition of a business. ASC 805 will apply prospectively to business combinations with an acquisition date on or after November 1, 2009. The adoption of ASC 805 is not expected to have a material impact on the Company’s financial condition or results of operations, however future acquisitions would be accounted for under this guidance.

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), which provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. ASC 855 is not expected to significantly change practice because its guidance is similar to that in U.S. auditing literature, which the Company relied on previously for guidance on assessing and disclosing subsequent events. ASC 855 is effective for the Company for interim periods and fiscal years beginning after May 1, 2009. The Company has evaluated its financial statements as of October 31, 2009 for subsequent events through January 5, 2010, the date the financial statements were available to be issued. Other than the November 12, 2009 settlement with W.L. Gore & Associates, Inc., the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisition of Businesses (in thousands):

On July 17, 2009, the Company, through its wholly-owned subsidiary Synovis Orthopedic and Woundcare, Inc., (“Ortho & Wound”) completed the acquisition of substantially all of the assets of Pegasus Biologics, Inc., a Delaware corporation (“Pegasus”), from Comerica Bank (“Comerica”) pursuant to a Foreclosure Sale Agreement with Comerica dated as of July 2, 2009 (the “Foreclosure Sale Agreement”). The acquisition resulted from a sealed bid auction process after Pegasus effectively ceased operations when attempts to raise additional operating capital were unsuccessful. Pegasus, a privately held medical device company based in Irvine, California, focused on the development of advanced biological solutions for soft tissue repair.

Synovis paid $12,100 in cash to Comerica for the assets transferred. Synovis purchased the assets on an “as is,” “where is” basis and without recourse, subject to the representations and warranties provided for in the Foreclosure Sales Agreement.

Operating results for Ortho & Wound from July 17, 2009 to October 31, 2009 are included in the Consolidated Statement of Operations for the fiscal year ended October 31, 2009. The assets acquired in the transaction are included in the Company’s Consolidated Balance Sheet as of October 31, 2009 and the purchase transaction has been included in the Consolidated Statement of Cash Flows for the fiscal year ended October 31, 2009.

The Company accounted for the acquisition of substantially all of the assets of Pegasus under the purchase method of accounting. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired based on the Company’s determination of fair value at the acquisition date, and are consolidated with those of the Company. The purchase price allocation was based upon preliminary estimates of the fair value of the assets acquired. Determination of fair value required the use of significant assumptions and estimates, including but not limited to, expected utilization of acquired inventory, future expected cash flows and applicable discount rates. The Company used the income approach to determine the fair value of the acquired intangible assets. The purchase price allocation will be finalized once the Company has all the necessary information to complete its estimate, but no later than one year from the acquisition date.

The following provides further information on the preliminary purchase price allocations:

Purchase Price

Cash payment	$12,100
Acquisition related costs	219

Total consideration	$12,319

Preliminary Purchase Price Allocation

Accounts receivable	$50
Inventory	2,053
Other current assets	42
Property and equipment	674
Identifiable intangible assets
— Developed technology	6,000
— Acquired in-process research and development	3,500

Assets acquired	$12,319

In accordance with GAAP, the Company expensed the acquired in-process research and development costs of $3,500 in fiscal 2009. This expense was recorded as “other” operating expense in the Consolidated Statement of Operations. The Company assigned an eleven year weighted average amortization period to the

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identifiable developed technology assets. As the Company assigned the entire purchase price to tangible and identifiable intangible assets, none of the preliminary purchase price was allocated to goodwill.

Pro Forma Results of Operations:

The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the acquisition of the assets of Pegasus had occurred at the beginning of the earliest period presented. The unaudited pro forma results presented below assume the in-process research and development expense of $3,500 occurred as of November 1, 2006. Annual amortization expense of $545 related to acquired developed technology is reflected on a pro rata basis in each of the periods presented. The historical consolidated financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisition and are factually supportable. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the Company after completion of the acquisition.

The following provides unaudited pro forma financial information for the fiscal years ended October 31, 2009, 2008 and 2007, assuming the Company consummated the purchase of the assets from Pegasus as of November 1, 2006:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	October 31,	October 31,	October 31,
	2009	2008	2007

Net revenue	$61,853	$58,924	$45,014

Net income (loss)	$(1,886)	$2,070	$(4,120)

Net income (loss) per share — basic	$($0.16)	$$0.17	$($0.33)

Net income (loss) per share — diluted	$($0.16)	$$0.17	$($0.33)

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

Operating results of the 4Closure System from April 3, 2007 are included in the Consolidated Statement of Operations for the fiscal years ended October 31, 2009, 2008 and 2007.

Pro forma combined financial information for the fiscal year ended October 31, 2007 have not been provided as the historical operating results of Fascia Closure Systems, LLC are not considered significant in relation to the Company’s results for the period then ended.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Discontinued Operations (in thousands):

On January 31, 2008, the Company sold substantially all of the assets of Synovis’ interventional business to Heraeus Vadnais, Inc. and its related entities (“Heraeus”), pursuant to an Asset Purchase Agreement dated January 8, 2008. Synovis’ interventional business developed and manufactured metal and polymer components and assemblies used in or with implantable or minimally invasive devices for cardiac rhythm management, neurostimulation, vascular and other procedures, and had facilities located in Lino Lakes, Minnesota and Dorado, Puerto Rico. The decision to sell the interventional business resulted from the Company’s determination to focus its attention and resources on opportunities in its surgical markets.

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

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating results related to the divested operations for fiscal 2008 and fiscal 2007 have been reclassified and are presented in the Company’s consolidated statements of operations as discontinued operations, as summarized below:

	For the Fiscal Years Ended
	October 31,
	2008	2007

Net revenue	$7,907	$30,183
Cost of revenue	6,361	23,265

Gross margin	1,546	6,918
Operating expenses	1,576	6,103

Operating income (loss) from discontinued operations	(30)	815
Provision for (benefit from) income taxes	(10)	297

Net income (loss) from discontinued operations	$(20)	$518

4.	Supplemental Financial Statement Information (in thousands):

We operate as one segment as a developer, manufacturer and seller of medical devices.

	As of October 31,
	2009	2008

Accounts receivable, net:
Trade receivables	$7,269	$6,341
Allowance for doubtful accounts	(344)	(270)

	$6,925	$6,071

Inventories:
Finished goods	$2,793	$1,660
Work in process	3,573	2,932
Raw materials	1,358	1,141

	$7,724	$5,733

Property, plant and equipment, net:
Furniture, fixtures, and computer equipment	$3,180	$3,204
Manufacturing equipment	5,071	4,427
Leasehold improvements	3,110	2,889
Equipment in process	697	489
Accumulated depreciation and amortization	(8,339)	(8,078)

	$3,719	$2,931

Accrued expenses:
Payroll, employee benefits and related taxes	$3,081	$3,282
Accrued income taxes	1,128	—
Accrued stock repurchases	198	1,154
Other accrued expenses	1,340	1,632

	$5,747	$6,068

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information:  Income tax payments made by the Company totaled $850, $8,599 and $566 for the years ended October 31, 2009, 2008 and 2007, respectively. Income tax refunds received by the Company totaled $118, $95 and $32 for the years ended October 31, 2009, 2008 and 2007, respectively.

The following table summarizes the Company’s amortizable intangible assets as of:

	October 31, 2009
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period

Patents and trademarks	$1,187	$600	13	.9 years
Developed technology	7,418	1,283	10	.8 years
Non-competes and other	634	612	5	.7 years
Licenses	100	3	11	.0 years

Total	$9,339	$2,498

	October 31, 2008
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period

Patents and trademarks	$1,182	$515	13	.8 years
Developed technology	1,952	945	10	.0 years
Non-competes and other	700	499	5	.6 years

Total	$3,834	$1,959

In fiscal 2009, the Company recorded $6,000 in developed technology related to the acquisition of the assets of Pegasus. Subsequent to the acquisition, we paid cash consideration of $100 for license rights related to acquired product manufacturing processes.

In fiscal 2009, the Company recorded an impairment charge of $600 as an other operating expense related to identifiable intangible assets related to our fiscal 2007 acquisition of the 4Closuretm Surgical Fascia Closure System (“4Closure”) following an impairment analysis. A discounted cash flows impairment analysis was performed as a result of a delay in the expected third quarter of fiscal 2009 re-launch and re-brand of the product, combined with actual revenues since acquisition not meeting expectations.

Amortization expense for the intangible assets listed above was $539, $437 and $376 in fiscal 2009, 2008 and 2007, respectively. The Company’s estimated amortization expense for each of the next five years is expected to be approximately $800 per year based on the current amortizable intangible assets owned by the Company.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Supplemental Net Revenue Information (in thousands):

The following table summarizes net revenues by product line for the fiscal years ended October 31:

Net Revenues by Product Line:	2009	2008	2007

Peri-Strips	$19,384	$17,653	$13,788
Veritas	8,757	4,468	1,296
Tissue-Guard	15,806	14,477	12,137
Microsurgery	8,668	7,749	5,439
Surgical Tools and Other	5,596	5,453	5,031

Total	$58,211	$49,800	$37,691

Substantially all of the Company’s international net revenues are negotiated, invoiced and paid in U.S. dollars. The following table summarizes net revenues by geographic area for the years ended October 31:

Net Revenues by Geographic Area:	2009	2008	2007

United States	$49,290	$42,190	$32,063
Europe	6,094	5,346	3,879
Asia and Pacific region	963	1,019	668
Canada	817	699	643
Other	1,047	546	438

Total	$58,211	$49,800	$37,691

6.	Investments (in thousands):

The following table summarizes the Company’s cash, cash equivalents and investments at October 31, 2009 and 2008:

	October 31, 2009
			Estimated
	Amortized	Unrealized	Fair
	Cost	Gain	Value

Cash	$1,752	$—	$1,752
Money Market Funds	14,111	—	14,111
Municipal Bonds	44,794	92	44,886

Total	$60,657	$92	$60,749

Cash and cash equivalents	$15,863	—	$15,863
Short-term investments	38,879	81	38,960
Long-term investments	5,915	11	5,926

Total	$60,657	$92	$60,749

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 31, 2008
			Estimated
	Amortized	Unrealized Gain	Fair
	Cost	(Loss)	Value

Cash	$3,498	$—	$3,498
Money Market Funds	28,510	—	28,510
Variable Rate Demand Notes	17,837	—	17,837
Municipal Bonds	18,350	22	18,372
Auction Rate Securities	9,000	(2,429)	6,571

Total	$77,195	$(2,407)	$74,788

Cash and cash equivalents	$46,895	—	$46,895
Restricted cash	2,950	—	2,950
Short-term investments	5,582	16	5,598
Long-term investments	21,768	(2,423)	19,345

Total	$77,195	$(2,407)	$74,788

At October 31, 2009, the Company’s long-term municipal bond investments mature in fiscal 2011.

The Company utilizes a pricing service to estimate fair value measurements for its short- and long-term municipal bond investments. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.

The fair value estimates provided by the pricing service for the Company’s municipal bond investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for the Company’s investments were determined based on Level 2 inputs at October 31, 2009.

In October 2009, the Company sold its auction rate securities, which had a par value of $9,000, for $7,650, realizing a loss on sale of $1,350. Should a regulatory or other settlement occur during the 24 months subsequent to the date of the ARS sale in which the Company would have otherwise been eligible to tender any of its ARS, the Company will be entitled to an additional payment of the amount the Company would have received in such settlement that is in excess of the amount of sales proceeds received by the Company up to the securities par value. The right to receive an additional payment qualifies as a derivative. The fair value estimate for this derivative was based on Level 3 inputs, including a probability assessment of such a settlement occurring, and the present value of such a settlement based on discounted cash flows. Based on these estimates, the Company has assessed the fair value at $0 as of October 31, 2009.

At October 31, 2008, the Company recorded an unrealized loss of $2,429 on the valuation of its ARS, along with an unrealized gain on other investments of $22, which was reflected as a net Accumulated Other Comprehensive Loss of $2,407 at October 31, 2008.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Income Taxes (in thousands):

Provision For (Benefit From) Income Taxes:

	For the Fiscal Years Ended October 31,
	2009	2008	2007

Current:
Federal	$2,752	$2,509	$1,076
State	320	96	66

	3,072	2,605	1,142

Deferred:
Federal	(2,016)	351	298
State	(190)	150	(172)

	(2,206)	501	126

Total	$866	$3,106	$1,268

Reconciliation of Effective Income Tax Rate:

	For the Fiscal Years Ended October 31,
	2009	2008	2007

Income before income taxes	$3,572	$9,271	$4,560

Statutory federal rate	1,215	3,245	1,550
State taxes, net of federal benefit	112	228	123
Tax exempt interest	(169)	(147)	(265)
Other permanent differences	(117)	(45)	142
Research and development credits	(175)	(175)	(282)

Provision for income taxes	$866	$3,106	$1,268

Components of Deferred Income Tax Assets and Liabilities:

	As of October 31,
	2009	2008

Inventory	$273	$304
Deferred gain on sale due to escrow	—	(550)
Other, net	94	99

Net current deferred income tax assets (liabilities)	367	(147)

Depreciation	253	182
Stock-based compensation book expense	360	252
Intangible asset amortization	1,382	(104)
Temporary impairment of investments	—	885
Other, net	27	—
Valuation allowance	—	(885)

Net long-term deferred income tax assets	2,022	330

Net deferred income tax assets	$2,389	$183

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A net income tax payable of $1,128 was recorded at October 31, 2009, as compared to a net income tax receivable of $957 at October 31, 2008. A tax benefit of $203, $441 and $799 related to the exercise of stock options was recorded to additional paid-in capital in fiscal 2009, 2008 and 2007, respectively.

As of October 31, 2008, the Company recorded a valuation allowance for the deferred tax asset related to the temporary impairment of investments as the impairment was recorded to other comprehensive income (loss). In fiscal 2009, the investments that were temporarily impaired at October 31, 2008 were sold and the loss was realized. As a result, the Company’s valuation allowance for deferred income taxes decreased $885 in fiscal 2009. Management expects to fully utilize all other remaining net deferred tax assets against future taxable income.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

The Company is subject to income taxes in the U.S. Federal jurisdiction, Minnesota, Puerto Rico and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the fiscal years ended before October 31, 2005. The Company is currently under examination for the years ended October 31, 2008 and 2007 by the Internal Revenue Service. The Company expects the examination to be concluded within the next 12 months, and this conclusion may have an impact upon the recognition of unrecognized tax benefits.

At October 31, 2009, the Company had unrecognized tax benefits of $435. If recognized, these benefits would favorably impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of November 1, 2007	$401
Increases for current period tax positions	42
Decreases for lapses in applicable statute of limitations	(56)

Balance as of October 31, 2008	$387

Increases for current period tax positions	48
Decreases for lapses in applicable statute of limitations	—

Balance as of October 31, 2009	$435

Our policy is to include interest and penalties related to our tax contingencies in income tax expense.

8.	Commitments and Contingencies (in thousands):

Operating Leases:  The Company is committed under non-cancelable operating leases for its office and production facilities. At October 31, 2009, the remaining terms on the leases range from three to five years. In addition to base rent charges, the Company also pays apportioned real estate taxes and common costs on its St. Paul, MN and Irvine, CA leased facilities. The Company has an option to renew its St. Paul, MN lease prior to December 31, 2013 for an additional three or five years at fair market value. Total facilities rent expense, including real estate taxes and common costs, was $1,200, $1,038 and $1,032 for the fiscal years ended October 31, 2009, 2008 and 2007, respectively.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of October 31, 2009, future minimum lease payments, excluding real estate taxes and common costs, due under existing non-cancelable operating leases are as follows:

Fiscal Years Ended October 31,

2010	$1,022
2011	1,020
2012	981
2013	741
2014	121

$3,885

Royalties:  The Company incurred royalty expense, primarily related to revenue from Peri-Strips, of approximately $753, $696 and $604 for the years ended October 31, 2009, 2008 and 2007, respectively, which is included in cost of revenue. The Company is also obligated to pay royalties related to our Ortho & Wound products of 2% to 4% on Ortho & Wound revenue, depending upon the surgical indication for which the products are used. The Ortho & Wound minimum annual royalty expense is $135.

Other Commitments:  The Company was obligated to pay an earnout to the sole selling shareholder of a previous acquisition up to a cumulative total of $1,350 based on 5% of related product revenues through 2010 which will be recorded as additional goodwill. Such payments were approximately $304, $333 and $230 for the years ended October 31, 2009, 2008 and 2007, respectively. The full earnout target of $1,350 was achieved as of October 31, 2009.

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

Stock-Based Compensation:  The Company’s current stock-based compensation plans consist of its 2006 Stock Incentive Plan, as amended (the “2006 Plan”), and an Employee Stock Purchase Plan (“ESPP”). Under the 2006 Plan, the Company is authorized to issue up to 1,500,000 shares of its common stock, plus certain shares becoming available under its prior 1995 Stock Incentive Plan or issued or assumed by the Company in certain merger or acquisition transactions, pursuant to incentive awards granted under the plan. At October 31, 2009, 1,002,495 shares remained available for grant under the 2006 Plan. Under the ESPP, the Company is authorized to sell and issue up to 300,000 shares of its common stock to its employees. At October 31, 2009, a total of 12,330 shares remained available for issuance under the ESPP.

The 2006 Plan was approved by the Company’s shareholders in February 2006, and an increase in the number of shares available for issuance was approved by the Company’s shareholders in March 2009. The 2006 Plan permits the Company to grant incentive stock options, non-qualified stock options and other share-based awards to eligible recipients for up to 1,500,000 shares of its common stock, plus the number of shares

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or awards outstanding under our prior 1995 Stock Incentive Plan as of its expiration which are subsequently cancelled or forfeited. The grant price of an option under the 2006 Plan may not be less than the fair market value of the common stock subject to the option as of the grant date. The term of any options granted under the 2006 Plan may not exceed seven years from the date of grant. As of October 31, 2009, 724,422 stock options have been granted under the 2006 Plan.

The Company recognizes expense related to the fair value of our stock-based compensation awards using the provisions of ASC 718. The Company recognized compensation expense for stock options on a straight-line basis over the requisite service period of all stock-based compensation awards granted to, but not yet vested. Total stock-based compensation expense included in the Company’s statements of operations for the years ended October 31, 2009, 2008 and 2007 was $937 ($804, net of tax), $509 ($405, net of tax) and $539 ($450, net of tax), respectively.

The Company estimated the fair values of its stock options using the Black-Scholes option-pricing model. The Black-Scholes option valuation weighted average assumptions used in the valuation of stock options for the fiscal years ended October 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Risk-free rate(1)	1.1%	2.7%	4.6%
Expected dividend yield	None	None	None
Expected stock volatility(2)	50%	46%	50%
Expected life of stock options(3)	3.0 years	2.8 years	3.5 years
Fair value per option	$4.30 — $7.41	$5.21 — $6.39	$3.08 — $5.53
Forfeiture rate	8%	8%	8%

(1)	Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

(2)	Expected stock price volatility is based on the Company’s historical volatility over a period generally consistent with the expected term of our stock options.

(3)	Expected life of stock options is estimated based on historical experience.

As of October 31, 2009, there was $433 of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of approximately one year.

Stock Options:  The exercise price of each stock option equals 100% of the market price of the Company’s stock on the date of grant and has a maximum term ranging from 7 to 10 years. Stock options granted to non-employee directors and employees generally vest ratably over two or three years. A summary of the status of the Company’s stock options for the years ended October 31 is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	689,761	$9.32	906,538	$8.84	683,916	$9.24
Granted	161,880	15.24	28,682	18.75	533,860	7.58
Exercised	(89,376)	8.12	(158,635)	8.50	(250,283)	7.05
Cancelled	(25,889)	17.39	(86,824)	8.93	(60,955)	9.59

Outstanding at end of year	736,376	$10.48	689,761	$9.32	906,538	$8.84

Options exercisable at end of year	661,201	$9.95	513,625	$9.56	539,557	$9.70

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised during the fiscal year ended October 31, 2009, 2008 and 2007 was $737, $1,631 and $1,871, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of October 31, 2009 was $1,897.

The following table summarizes information about stock options outstanding at October 31, 2009:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining		Exercise
	Number of	Average	Contractual	Number of	Price of
	Options	Exercise	Life	Options	Exercisable
Range of Prices	Outstanding	Price	(Years)	Exercisable	Options

$ 6.00 – $ 7.50	337,301	$7.48	1.99	337,301	$7.48
8.27 – 10.92	190,513	10.21	2.22	190,513	10.21
12.45 – 21.45	208,562	15.59	3.83	133,387	15.80

$ 6.00 – $21.45	736,376	$10.48	2.57	661,201	$9.95

Employee Stock Purchase Plan:  The Company sponsors an ESPP under which 300,000 shares of common stock were reserved for future issuance. The ESPP was established to enable employees of the Company to invest in Company stock through payroll deductions. Shares are available to employees to purchase shares of stock at a price equal to 95% of the fair market value of the stock on the last day of each offering period. There were 7,065, 4,900 and 7,766 shares purchased through the ESPP in fiscal 2009, 2008 and 2007, respectively.

Repurchase of Common Shares:  On May 28, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to 1,000,000 shares of its common stock. This program was completed on January 9, 2009. The share repurchase was funded using the Company’s existing cash balances and occurred in the open market, in accordance with Securities and Exchange Commission regulations. The timing and extent to which the Company bought back shares depended upon market conditions and other corporate considerations.

From inception of the program on May 28, 2008 through its completion on January 9, 2009, the Company used $16,675 to repurchase 1,000,000 shares at an average price of $16.68 per share. The following table presents the total number of shares repurchased from May 28, 2008 through January 9, 2009, the average price paid per share and the number of shares that were purchased:

			Total Number	Maximum
			of Shares	Number
			Purchased	of Shares That
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plan or	Plan
Period	Purchased	Share	Program	or Program

May 1, 2008 — May 31, 2008	—	$—	—	1,000,000
June 1, 2008 — June 30, 2008	87,585	$17.82	87,585	912,415
October 1, 2008 — October 31, 2008	416,582	$16.77	504,167	495,833
November 1, 2008 — November 30, 2008	145,833	$16.67	650,000	350,000
December 1, 2008 — December 31, 2008	294,801	$16.02	944,801	55,199
January 1, 2009 — January 31, 2009	55,199	$17.61	1,000,000	—

Total	1,000,000	$16.68

On September 29, 2009, the Company announced that its Board of Directors had authorized the Company to repurchase up to 500,000 shares of its common stock. The share repurchase is funded using the Company’s existing cash balances and may occur either in the open market or through private transactions from time to

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time, in accordance with Securities and Exchange Commission regulations. The timing and extent to which the Company may buy back shares depends upon market conditions and other corporate considerations. The repurchase plan does not have an expiration date.

From inception of the program on September 29, 2009 through October 31, 2009, the Company used $2,893 to repurchase 220,404 shares at an average price of $13.12 per share. The following table presents the total number of shares repurchased from September 29, 2009 through October 31, 2009, the average price paid per share and the number of shares that were purchased and the maximum number of shares that may yet be purchased at October 31, 2009, pursuant to our stock repurchase program:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plan or	Plan
Period	Purchased	Share	Program	or Program

September 29, 2009 — September 30, 2009	43,968	$13.75	43,968	456,032
October 1, 2009 — October 31, 2009	176,436	$12.97	220,404	279,596

Total	220,404	$13.12

10.	Earnings Per Share (in thousands):

The following table sets forth the computation of basic and diluted shares outstanding for the fiscal years ended October 31:

	2009	2008	2007

Numerator:
Net income from continuing operations	$2,706	$6,165	$3,292

Denominator:
Denominator for basic earnings per share — weighted average common shares	11,588	12,395	12,225

Effect of dilutive securities:
Shares associated with option plans	239	326	303

Dilutive potential common shares	239	326	303

Denominator for diluted earnings per share — weighted average common shares and dilutive potential common shares	11,827	12,721	12,528

Stock options outstanding with exercise prices greater than the average market price of the Company’s common stock totaled 178, 33 and 50 options for fiscal years ended October 31, 2009, 2008 and 2007, respectively.

11.	Employee Benefit Plan (in thousands):

Salary Reduction Plan:  The Company sponsors a salary reduction plan for all eligible U.S. employees who qualify under Section 401(k) of the Internal Revenue Code. Employees may contribute up to 100% of their annual compensation, subject to annual limitations. At its discretion, the Company may make matching contributions equal to a percentage of the salary reduction or other discretionary amount for each plan. In fiscal 2009, 2008 and 2007, the Company made discretionary matching contributions to employee participants in the plan of $164, $131 and $107, respectively.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Comprehensive Income (in thousands):

The following table summarizes the components of comprehensive income for the fiscal year ended October 31, 2009 and fiscal 2008. Comprehensive income equaled net income in the fiscal year ended October 31, 2007.

	Fiscal Year Ended	Fiscal Year Ended
	October 31,	October 31,
	2009	2008

Net income	$2,706	$11,485
Unrealized gain on investments	70	22
Unrealized gain (loss) on ARS	2,429	(2,429)

Other accumulated comprehensive gain (loss)	2,499	(2,407)
Comprehensive income	$5,205	$9,078

13.	Quarterly Information (in thousands except per share data):

	First	Second	Third	Fourth
Fiscal 2009 (unaudited)	Quarter	Quarter	Quarter	Quarter

Net revenue	$13,414	$14,755	$15,032	$15,010
Gross margin	9,441	10,679	10,775	10,872
Operating income (loss)	2,240	2,774	(1,654)	642
Net income (loss)	$1,663	$2,082	$(4,874)	$3,835

Basic earnings (loss) per share:	$0.14	$0.18	$(0.42)	$0.33

Diluted earnings (loss) per share:	$0.14	$0.18	$(0.42)	$0.33

	First	Second	Third	Fourth
Fiscal 2008 (unaudited)	Quarter	Quarter	Quarter	Quarter

Net revenue	$11,306	$12,413	$13,366	$12,715
Gross margin	7,621	8,403	9,195	8,925
Operating income	1,283	1,397	2,278	2,236
Net income from continuing operations	1,195	1,301	1,760	1,909
Discontinued operations, net of tax
Gain on sale of discontinued operations	5,340	—	—	—
Income (loss) from discontinued operations	(20)	—	—	—

Net income	$6,515	$1,301	$1,760	$1,909

Basic earnings per share:
Continuing operations	$0.10	$0.10	$0.14	$0.15
Discontinued operations	0.43	0.00	0.00	0.00

Net income	$0.53	$0.10	$0.14	$0.15

Diluted earnings per share:
Continuing operations	$0.09	$0.10	$0.14	$0.15
Discontinued operations	0.42	0.00	0.00	0.00

Net income	$0.51	$0.10	$0.14	$0.15

Quarterly calculations of net earnings per share are made independently during the fiscal year.

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A —	Controls and Procedures

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of October 31, 2009. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued a report, included herein, on the Company’s internal control over financial reporting.

ITEM 9B —	Other information

None.

PART III

Item 10 —	Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant:

The information under the captions “Election of Directors — Information About Nominees” and “Election of Directors — Other Information About Nominees” in the Registrant’s 2010 Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant:

Information concerning Executive Officers of the Company is included under the caption “Executive Officers of the Registrant” in Item 4A in this report.

(c) Compliance with Section 16(a) of the Exchange Act:

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s 2010 Proxy Statement is incorporated herein by reference.

(d) Audit Committee and Audit Committee Financial Expert:

The information under the caption “Election of Directors — Information About the Board and its Committees” in the Registrant’s 2010 Proxy Statement is incorporated herein by reference.

(e) Code of Ethics:

We have adopted a Code of Ethics that applies to our Chief Executive Officer and all senior financial officers. A copy of the Code of Ethics has been posted on our website at www.synovislife.com.

(f) Policy for Nominees:

The Company’s policy for nominating Board candidates is discussed under the caption “Election of Directors — Information About the Board and its Committees” in the Registrant’s 2010 Proxy Statement is incorporated herein by reference. No material changes to the nominating process have occurred.

Item 11 —	Executive Compensation

The information under the captions “Compensation Committee Report,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Registrant’s 2010 Proxy Statement is incorporated herein by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Registrant’s 2010 Proxy Statement is incorporated herein by reference.

Item 13 —	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Person Relationships and Transactions,” “Election of Directors — Other Information About Nominees” and “Election of Directors — Information About the Board and its Committees” in the Registrant’s 2010 Proxy Statement is incorporated herein by reference.

Item 14 —	Principal Accountant Fees and Services

(a) Audit Fees:

The information under the caption “Fees of Independent Auditors — Audit Fees” in the Registrant’s 2010 Proxy Statement is incorporated herein by reference.

(b) Audit-Related Fees:

The information under the caption “Fees of Independent Auditors — Audit-Related Fees” in the Registrant’s 2010 Proxy Statement is incorporated herein by reference.

(c) Tax Fees:

The information under the caption “Fees of Independent Auditors — Tax Fees” in the Registrant’s 2010 Proxy Statement is incorporated herein by reference.

(d) All Other Fees:

The information under the caption “Fees of Independent Auditors — All Other Fees” in the Registrant’s 2010 Proxy Statement is incorporated herein by reference.

(e) Fees of Independent Auditors — Pre-Approval Policies:

The information under the caption “Fees of Independent Auditors — Pre-Approval Policies” in the Registrant’s 2010 Proxy Statement is incorporated herein by reference.

PART IV

Item 15 —	Exhibits, Financial Statement Schedule

(a) List of documents filed as part of this Report:

1) Financial Statements, Related Notes and Report of Independent Registered Public Accounting Firm:

The following financial statements are included in this report on the pages indicated:

Page

• Reports of Grant Thornton LLP	30-31
• Consolidated Statements of Operations for the years ended October 31, 2009, 2008 and 2007	32
• Consolidated Balance Sheets as of October 31, 2009 and 2008	33
• Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2009, 2008 and 2007	34
• Consolidated Statements of Cash Flows for the years ended October 31, 2009, 2008 and 2007	35
• Notes to Consolidated Financial Statements	36-53

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

D. Summary of fiscal 2010 Non-Employee Director Compensation (filed herewith           electronically).

E. Summary of fiscal 2010 Named Executive Officer Compensation (filed herewith electronically).

F. 2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended April 30, 2004 (File No. 0-13907)).

G. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

H. Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 0-13907)).

I. Form of Non-Statutory Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

(b) Exhibits:

The response to this portion of Item 15 is included as a separate section of this Report on Form 10-K on pages E-1 to E-2.

SCHEDULE II

SYNOVIS LIFE TECHNOLGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance
	Beginning	Cost and		at End of
Description	of Period	Expenses	Deductions	Period

Allowance for doubtful accounts:
Year ended October 31, 2009	$270,000	$149,000	$75,000	$344,000
Year ended October 31, 2008	173,000	133,000	36,000	270,000
Year ended October 31, 2007	557,000	104,000	488,000	173,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synovis Life Technologies, Inc.

By	/s/ Richard W. Kramp
Richard W. Kramp,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 5, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Richard W. Kramp Richard W. Kramp	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brett A. Reynolds Brett A. Reynolds	Vice President of Finance, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Timothy M. Scanlan Timothy M. Scanlan	Chairman, Board of Directors

/s/ William G. Kobi William G. Kobi	Director

/s/ Karen Gilles Larson Karen Gilles Larson	Director

/s/ Mark F. Palma Mark F. Palma	Director

/s/ Richard W. Perkins Richard W. Perkins	Director

/s/ John D. Seaberg John D. Seaberg	Director

/s/ Sven A. Wehrwein Sven A. Wehrwein	Director

SYNOVIS LIFE TECHNOLOGIES, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended October 31, 2009

2.1	Asset Purchase Agreement among Heraeus Vadnais, Inc., Heraeus Materials Caribe, Inc., and Heraeus Materials S.A., as Buyers, and Synovis Interventional Solutions, Inc., Synovis Caribe, Inc. and Synovis Life Technologies, Inc., as Seller Parties, dated as of January 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 8, 2008 (File No. 0-13907)).
2.2	Foreclosure Sale Agreement by and between Comerica Bank and Synovis Surgical Sales, Inc., a wholly-owned subsidiary of Synovis Life Technologies, Inc., dated as of July 2, 2009 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated July 2, 2009 (File No. 0-13907)) (Schedules and Exhibits have been omitted; however copies thereof will be furnished to the Securities and Exchange Commission upon request).
3.1	Restated Articles of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No. 0-13907)).
3.2	Amendment to Restated Articles of Incorporation of the Company, as amended, dated March 20, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No. 0-13907)).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 5, 2007 (File No. 0-13907)).
3.4	Amendment to Restated Articles of Incorporation, effective May 1, 2002, regarding the Company name Change from ’Bio-Vascular, Inc.’ to ’Synovis Life Technologies, Inc.’ (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (File No. 0-13907)).
4.1	Form of common stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form 10 (File No. 0-13907)).
4.2	Rights Agreement, dated as of June 1, 2006, between Synovis Life Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated June 1, 2006 (File No. 0-13907)).
4.3	Restated Articles of Incorporation of the Company, as amended (see Exhibit 3.1).
4.4	Amendment to Restated Articles of Incorporation of the Company, as amended, dated March 20, 1997 (see Exhibit 3.2).
4.5	Amended and Restated Bylaws of the Company (see Exhibit 3.3).
4.6	Amendment to Restated Articles of Incorporation, effective May 1, 2002 (see Exhibit 3.4).
10.1	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report of Form 10-K for the year ended October 31, 1998 (File No. 0-13907)).
10.2	Employee Stock Purchase Plan, as amended October 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005 (File No. 0-13907)).
10.3	Change in control agreement dated December 12, 2008 between the Company and Richard Kramp, Brett Reynolds, David Buche, Michael Campbell, Timothy Floeder, Mary Frick and Daniel Mooradian (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 17, 2008 (File No. 0-13907)).
10.4	Acquisition Agreement and Plan of Reorganization by and among the Company, MCA Acquisition, Inc., Medical Companies Alliance, Inc. and Michael K. Campbell, dated July 6, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2001 (File No. 0-13907)).
10.5	Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

E-1

10.6	First Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated September 19, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2002 (File No. 0-13907)).
10.7	Second Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated January 1, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 (File No. 0-13907)).
10.8	Third Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated August 1, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report in Form 10-K for the period ended October 31, 2005 (file No. 0-13907)).
10.9	2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended April 30, 2004 (File No. 0-13907)).
10.10	Summary of fiscal 2010 Non-Employee Director Compensation (filed herewith electronically).
10.11	Summary of fiscal 2010 Named Executive Officer Compensation (filed herewith electronically).
10.12	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s QuarterlyReport on Form 10-Q for the quarter ended April 30, 2009 (File No. 0-13907)).
10.13	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).
10.14	Form of Non-Statutory Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).
10.15	Fourth Amendment to Lease Agreement effective August 1, 1995 between Company and CSM Investors, Inc., dated August 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 5, 2008 (File No. 0-13907)).
10.16	Lease agreement effective July 17, 2009 between the Company and the Irvine Group (filed herewith electronically).
21.1	List of Subsidiaries of the Company (filed herewith electronically).
23.1	Consent of Grant Thornton LLP (filed herewith electronically).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (filed herewith electronically).

E-2