Form 10-Q
period 2010-01-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2010-03-04
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended January 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
On February 25, 2010, there were 11,190,124 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
(in thousands, except per share data)

	Three Months Ended
	January 31,
	2010	2009

Net revenue	$15,212	$13,414
Cost of revenue	4,360	3,973

Gross margin	10,852	9,441

Operating expenses:
Selling, general and administrative	8,857	6,347
Research and development	1,075	854

Operating expenses	9,932	7,201

Operating income	920	2,240
Interest income	84	339

Income before provision for income taxes	1,004	2,579
Provision for income taxes	361	916

Net income	$643	$1,663

Basic earnings per share	$0.06	$0.14

Diluted earnings per share	$0.06	$0.14

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JANUARY 31, 2010 (UNAUDITED) AND OCTOBER 31, 2009
(in thousands, except share and per share data)

	January 31,	October 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$11,439	$15,863
Short-term investments	44,292	38,960
Accounts receivable, net	7,098	6,925
Inventories	8,431	7,724
Deferred income tax asset, net	367	367
Other current assets	1,756	1,755

Total current assets	73,383	71,594

Investments, net	760	5,926
Property, plant and equipment, net	3,499	3,719
Goodwill	3,620	3,618
Other intangible assets, net	6,651	6,841
Deferred income tax asset, net	2,191	2,022

Total assets	$90,104	$93,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,282	$1,962
Accrued expenses	4,324	5,747

Total current liabilities	5,606	7,709

Total liabilities	5,606	7,709

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of January 31, 2010 and October 31, 2009	—	—
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 11,190,124 and 11,398,874 as of January 31, 2010 and October 31, 2009, respectively	112	114
Additional paid-in capital	61,009	63,132
Accumulated other comprehensive income	61	92
Retained earnings	23,316	22,673

Total shareholders’ equity	84,498	86,011

Total liabilities and shareholders’ equity	$90,104	$93,720

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
(in thousands)

	Three Months Ended
	January 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$643	$1,663

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	348	243
Amortization of intangible assets	204	117
Amortization of investment premium, net	426	155
Stock-based compensation	375	194
Deferred income taxes	(169)	(107)

Changes in operating assets and liabilities:
Accounts receivable	(173)	(92)
Inventories	(707)	63
Other current assets	(1)	755
Accounts payable	(680)	(448)
Accrued expenses	(1,423)	(2,716)

Net cash used in operating activities	(1,157)	(173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(128)	(202)
Investments in patents and trademarks	(14)	(1)
Purchases of investments	(19,273)	(9,403)
Proceeds from the maturity or sale of investments	18,650	—
Other	(2)	(83)

Net cash used in investing activities	(767)	(9,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans	51	78
Repurchase of the Company’s common stock	(2,552)	(8,126)
Excess tax benefit from stock option exercises	1	9

Net cash used in financing activities	(2,500)	(8,039)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,424)	(17,901)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,863	46,895

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,439	$28,994

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(1) BASIS OF PRESENTATION:
The accompanying condensed balance sheet of Synovis Life Technologies, Inc. (“Synovis” or the “Company”) as of October 31, 2009 has been derived from audited financial statements, and the unaudited interim condensed financial statements for the three months ended January 31, 2010 and 2009 and as of January 31, 2010, have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.
In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three months ended January 31, 2010 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the year ending October 31, 2010.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued and established its Accounting Standards Codification (“ASC”) as the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for Securities and Exchange Commission (“SEC”) rules and interpretative releases, which are also authoritative for SEC registrants. Accordingly, the Company has adopted the ASC effective for its fourth quarter 2009 financial reporting. All references in this Quarterly Report on Form 10-Q to GAAP principles have been changed to reference the relevant topic from the FASB ASC. The adoption did not have a material impact on the Company’s consolidated financial statements.
On July 17, 2009, the Company, through its newly formed and wholly-owned subsidiary Synovis Orthopedic and Woundcare, Inc., acquired substantially all of the assets of Pegasus Biologics, Inc., a Delaware corporation (“Pegasus”), located in Irvine, California. In accordance with ASC 805, Business Combinations (“ASC 805”), results of Synovis Orthopedic and Woundcare, Inc. are included in the consolidated condensed financial statements as of and for the three months ended January 31, 2010 and in the consolidated condensed balance sheet as of October 31, 2009.
All amounts included in the Notes to Consolidated Condensed Financial Statements are in thousands, except for share and per share data, and as specified otherwise.
(2) ACQUISITION OF BUSINESS:
On July 17, 2009, the Company, through its wholly-owned subsidiary Synovis Orthopedic and Woundcare, Inc., completed the acquisition of substantially all of the assets of Pegasus from Comerica Bank (“Comerica”) pursuant to a Foreclosure Sale Agreement with Comerica dated as of July 2, 2009 (the “Foreclosure Sale Agreement”). The acquisition resulted from a sealed bid auction process after Pegasus effectively ceased operations when attempts to raise additional operating capital were unsuccessful. Pegasus, a privately held medical device company based in Irvine, California, focused on the development of advanced biological solutions for soft tissue repair.
Synovis paid $12,100 in cash to Comerica for the assets transferred. Synovis purchased the assets on an “as is,” “where is” basis and without recourse, subject to the representations and warranties provided for in the Foreclosure Sales Agreement.
Operating results for Synovis Orthopedic and Woundcare, Inc. (“Ortho & Wound”) from November 1, 2009 to January 31, 2010 are included in the consolidated condensed statements of income and cash flows for the three

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
months ended January 31, 2010. The assets acquired in the transaction are included in the Company’s consolidated condensed balance sheets as of January 31, 2010 and October 31, 2009.
The Company accounted for the acquisition of Pegasus under the purchase method of accounting. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired based on the Company’s determination of fair value at the acquisition date, and are consolidated with those of the Company. The purchase price allocation is based upon preliminary estimates of the fair value of the assets acquired. Determination of fair value required the use of significant assumptions and estimates, including but not limited to, expected utilization of acquired inventory, future expected cash flows and applicable discount rates. The Company used the income approach to determine the fair value of the acquired intangible assets. The purchase price allocation will be finalized once the Company has all the necessary information to complete its estimate, but no later than one year from the acquisition date.
The following provides further information on the preliminary purchase price allocation:
Purchase Price

Cash payment	$12,100
Acquisition related costs	219

Total consideration	$12,319

Preliminary Purchase Price Allocation

Accounts receivable	$50
Inventory	2,053
Other current assets	42
Property and equipment.	674
Identifiable intangible assets
— Developed technology	6,000
— Acquired in-process research and development.	3,500

Assets acquired	$12,319

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
Pro Forma Results of Operations:
The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the acquisition of the assets of Pegasus had occurred at the beginning of the earliest period presented. The unaudited pro forma results presented below assume the in-process research and development expense of $3,500 occurred as of November 1, 2008. Annual amortization expense of $545 related to acquired developed technology is reflected on a pro rata basis in each of the periods presented. The historical consolidated financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisition and are factually supportable. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the dates indicated. In addition, the unaudited pro forma consolidated condensed financial information does not purport to project the future financial position or operating results of the consolidated Company.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
The following provides unaudited pro forma financial information for the three months ended January 31, 2009, assuming the Company consummated the purchase of the assets from Pegasus as of November 1, 2008:

Three months ended
January 31, 2009
Net revenue	$15,827

Net loss	$(2,671)

Net loss per share — basic and diluted	$($0.22)

(3) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

	January 31,	October 31,
	2010	2009
Inventories consist of the following:

Finished goods	$2,776	$2,793
Work in process	4,338	3,573
Raw materials	1,317	1,358

	$8,431	$7,724

	January 31,	October 31,
	2010	2009
Accrued expenses consist of the following:

Accrued employee compensation and related taxes	$2,154	$3,081
Accrued income taxes	1,030	1,128
Other accrued expenses	1,140	1,538

	$4,324	$5,747

(4) INVESTMENTS:
The following table summarizes the Company’s cash, cash equivalents and investments at January 31, 2010 and October 31, 2009:

	January 31, 2010
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value

Cash	$2,302	$—	$2,302
Money Market Funds	9,137	—	9,137
Municipal Bonds	44,991	61	45,052

Total	$56,430	$61	$56,491

Cash and cash equivalents	$11,439	$—	$11,439

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

	January 31, 2010
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value

Short-term investments	44,237	55	44,292
Long-term investments	754	6	760

Total	$56,430	$61	$56,491

	October 31, 2009
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value

Cash	$1,752	$—	$1,752
Money Market Funds	14,111	—	14,111
Municipal Bonds	44,794	92	44,886

Total	$60,657	$92	$60,749

Cash and cash equivalents	$15,863	$—	$15,863
Short-term investments	38,879	81	38,960
Long-term investments	5,915	11	5,926

Total	$60,657	$92	$60,749

At January 31, 2010, the Company’s long-term municipal bond investments mature in fiscal 2011.
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
The fair value estimates provided by the pricing service for the Company’s municipal bond investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for the Company’s investments were determined based on Level 2 inputs at January 31, 2010 and October 31, 2009.
At January 31, 2010, the Company recorded an unrealized gain on investments of $61, which was reflected as net accumulated other comprehensive income of $61. At October 31, 2009, the Company recorded an unrealized gain on other investments of $92, which was reflected as net accumulated other comprehensive income of $92.
(5) GOODWILL AND OTHER INTANGIBLE ASSETS:
The following table summarizes the Company’s amortized intangible assets:

	As of January 31,		As of October 31,
	2010		2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and trademarks	$1,201	$614	$1,187	$600
Developed technology	7,418	1,461	7,418	1,283
Non-compete and other	634	622	634	612
Licenses	100	5	100	3

Total	$9,353	$2,702	$9,339	$2,498

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
Amortization expense was $204 and $117 for the three months ended January 31, 2010 and 2009, respectively. The estimated amortization expense for each of the next five years is approximately $800 per year based on the current amortizable intangible assets owned by the Company.
The Company had goodwill of $3,620 at January 31, 2010 and $3,618 at October 31, 2009. No impairment losses of goodwill and other intangible assets were incurred during the three months ended January 31, 2010 or 2009.
(6) INCOME TAXES:
Significant judgment is required in evaluating tax positions and determining the Company’s provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
The Company is subject to income taxes in the U.S. Federal jurisdiction, Minnesota, Puerto Rico and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the fiscal years ended before October 31, 2006. The Company was recently under examination for the years ended October 31, 2008 and 2007 by the Internal Revenue Service. The examination concluded in February 2010, and this examination did not have a significant impact on the recognition of unrecognized tax benefits.
(7) STOCK-BASED COMPENSATION:
The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) permits the Company to grant incentive stock options, non-qualified stock options and share awards to eligible recipients.
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). Total stock-based compensation expense included in the consolidated condensed statements of income for the three months ended January 31, 2010 and 2009, was $375 ($269, net of tax) and $194 ($163, net of tax), respectively. Stock-based compensation expense is presently expected to be approximately $375 in each of the remaining quarters of fiscal 2010.
During the quarter ended January 31, 2010, the Company granted 672,400 stock options at a weighted average exercise price per share of $12.01. During the quarter ended January 31, 2009, the Company granted 161,380 stock options at a weighted average exercise price per share of $15.22. The Black-Scholes option valuation assumptions used were as follows:

	For the quarter ended January 31:
	2010	2009
Risk-free rate (1)	1.9%	1.1%
Expected dividend yield	None	None
Expected stock price volatility (2)	54%	50%
Expected term of stock options (3)	4.0 years	3.0 years
Fair value per option	$5.20	$5.25

(1)	Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

(2)	Expected stock price volatility is based on the Company’s historical volatility over the option term.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

(3)	Expected term of stock options is estimated based on historical option terms for optionees in a similar class of those granted options.
The Company also has an Employee Stock Purchase Plan (“ESPP”), which permits employees to purchase common stock at 95% of the market price of its common stock at the end of each quarterly purchase period. No stock-based compensation expense for the ESPP was required to be recorded based on the provisions of ASC 718.
(8) EARNINGS PER SHARE (“EPS”):
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended
	January 31,
	2010	2009
Denominator for basic earnings per share — weighted-average common shares	11,212,594	11,721,049

Shares associated with option plans	173,624	245,079

Denominator for diluted earnings per share — weighted-average common shares and dilutive potential common shares	11,386,218	11,966,128

Options excluded from EPS calculation because the option’s exercise price and unamortized expense are greater than the average market price of the Company’s common stock	867,401	130,647

(9) SHAREHOLDERS’ EQUITY:
During the three months ended January 31, 2010, options to purchase of 2,000 shares of the Company’s common stock were exercised at prices between $7.50 and $10.75 per share. During the three months ended January 31, 2009, options to purchase of 6,500 shares of the Company’s common stock were exercised at prices between $7.50 and $13.48 per share.
(10) REPURCHASE OF COMMON SHARES:
In September 2009, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock. The Company repurchased 213,377 shares during the three months ended January 31, 2010, at an average purchase price of $11.96 per share. As of January 31, 2010, the Company had repurchased an aggregate of 433,781 shares of its common stock for aggregate consideration of $5,445 under this repurchase program. In May 2008, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. This repurchase authorization was completed in the first quarter of fiscal 2009, during which the Company repurchased 496,000 shares at an average purchase price of $16.39 per share.
(11) COMPREHENSIVE INCOME (LOSS):
The following table summarizes the components of comprehensive income (loss):

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

	Three Months Ended
	January 31,
	2010	2009

Net income	$643	$1,663

Unrealized gain on investments	61	243
Unrealized loss on auction rate securities	—	(1,281)

Other comprehensive income (loss)	61	(1,038)

Comprehensive income	$704	$625

(12) NEW ACCOUNTING PRONOUNCEMENTS:
The Company adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), related to the Company’s financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:
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
In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), which provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. ASC 855 is not expected to significantly change practice because its guidance is similar to that in U.S. auditing literature, which the Company relied on previously for guidance on assessing and disclosing subsequent events. ASC 855 is effective for the Company for interim periods and fiscal years beginning after May 1, 2009. The Company has evaluated its financial statements as of January 31, 2010 for subsequent events through March 4, 2010, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.
In January 2010, the FASB issued ASC 2010-06, Improving Disclosures About Fair Value Measurements (“ASC 2010-06”). ASC 2010-06 clarifies and improves disclosure requirements related to fair value measurements. ASC 2010-06 is effective for the Company for interim periods and fiscal years beginning after February 1, 2010. The adoption of ASC 2010-06 is still being assessed by the Company, but is not expected to have a material impact on the Company’s financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements:
The disclosures in this Quarterly Report on Form 10-Q include “forward-looking statements” made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “should”, “could”, “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, the ability of our expanded direct sales force to grow revenues, the impact of increased competition in various markets we serve, the ability to re-establish our newly acquired Ortho & Wound products in the marketplace, outcomes of clinical and marketing studies as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, any operational or financial impact from the current global economic downturn, the potential impact of proposed healthcare reform legislation, as well as other factors found in the Company’s filings with the SEC, such as the “Risk Factors” section in Item 1A of the Annual Report on Form 10-K for the year ended October 31, 2009.
Business Overview
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
On July 17, 2009, the Company, through its wholly-owned subsidiary Synovis Orthopedic and Woundcare, Inc., (“Ortho & Wound”) acquired substantially all of the assets of Pegasus Biologics, Inc., a Delaware corporation (“Pegasus”). The acquisition resulted from a sealed bid auction process after Pegasus effectively ceased operations when attempts to raise additional operating capital were unsuccessful. Our Ortho & Wound business is focused on developing advanced biological solutions for soft tissue repair, primarily within the orthopedic and wound care markets. Synovis paid $12,100 in cash to Comerica Bank for the assets transferred. See Note 2 to the consolidated condensed financial statements included in this report on Form 10-Q for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Results of Operations
Comparison of the Three Months Ended January 31, 2010 with the Three Months Ended January 31, 2009 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the first quarter of fiscal 2010 and fiscal 2009:

	For the quarter ended		For the quarter ended
	January 31, 2010		January 31, 2009		Change
	$	%	$	%	$	%

Net revenue	$15,212	100.0%	$13,414	100.0%	$1,798	13.4%
Cost of revenue	4,360	28.7	3,973	29.6	387	9.7

Gross margin	10,852	71.3	9,441	70.4	1,411	14.9

Selling, general and administrative	8,857	58.2	6,347	47.3	2,510	39.5
Research and development	1,075	7.1	854	6.4	221	25.9

Operating expenses	9,932	65.3	7,201	56.1	2,731	37.9

Operating income	$920	6.0%	$2,240	16.7%	$(1,320)	(58.9%)

We generated net revenue of $15,212 in the first quarter of fiscal 2010, an increase of $1,798 or 13% from $13,414 in the year-ago quarter. The following table summarizes net revenue by product group and geography:

		For the quarter ended
		January 31,
	2010		2009
	$	%	$	%

Veritas®	$3,018	20%	$1,535	12%
Peri-Strips®	4,508	30%	4,875	36%
Tissue-Guard	3,759	25%	3,735	28%
Microsurgery	2,515	16%	1,786	13%
Ortho & Wound	159	1%	—	0%
Surgical tools and other	1,253	8%	1,483	11%

Total	$15,212	100%	$13,414	100%

Domestic	$12,902	85%	$11,267	84%
International	2,310	15%	2,147	16%

Total	$15,212	100%	$13,414	100%

The increase in net revenue in the first quarter of fiscal 2010 compared to the prior-year quarter was primarily due to the following:
•	Incremental worldwide units sold and product acquisitions increased revenue approximately $1,500; and

•	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $300.
We believe the expansion of our domestic direct sales force is a key long-term strategy to increase revenues. In fiscal 2009, we expanded our direct sales force by 22 sales representatives for a total of 65 sales representatives at the end of fiscal 2009. In the first quarter of fiscal 2010, we added eight direct sales representatives for our Ortho & Wound products. As of January 31, 2010, we have a total of 73 direct sales representatives in the U.S. 56 direct

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
sales representatives sell our Peri-Strips, Veritas, Tissue-Guard and Surgical tools and other products, nine direct sales representatives sell our microsurgery products and eight direct sales representatives sell our Ortho & Wound products.
For our Ortho & Wound products, we are in the process of establishing a hybrid sales model in the U.S. comprised of both direct sales representatives and independent distributors. We have completed the hiring and training of eight direct sales representatives in the U.S. and expect to appoint up to 16 independent distributors in targeted U.S. territories in fiscal 2010.
The increase in worldwide units sold was primarily attributable to the expansion of our direct sales force, increased market acceptance of Veritas into the domestic hernia and general surgery markets and increased market penetration of our microsurgery products.
Revenue from Veritas patch products was $3,018 in the first quarter of fiscal 2010, an increase of $1,483 or 97% from $1,535 in the first quarter of fiscal 2009. Veritas revenue growth in fiscal 2010 was primarily driven by incremental sales into the domestic hernia, reconstructive and general surgery markets. Additionally, late in the fourth quarter of fiscal 2009, we received CE Mark approval for the use of Veritas in hernia and breast reconstruction and commenced selling Veritas to our European distributors. Veritas is an extremely strong and conformable biomaterial which acts as a “scaffold” that enables rapid repopulation and revascularization by the surrounding host tissue.
Worldwide net revenue from Peri-Strips was $4,508 in the first quarter of fiscal 2010, a decrease of 8% from $4,875 in the first quarter of fiscal 2009. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery.
The current quarter decrease in Peri-Strips revenue is due to the impact of increasing competition within the buttressing market. Covidien, one of the two primary companies which offer surgical staplers on which our Peri-Strips products are used, launched a buttress product in mid-fiscal 2009 supplied integral with their stapler cartridges. During the first quarter of fiscal 2010, worldwide revenue from Peri-Strips products which are used with Covidien staplers decreased 38% from the first quarter of fiscal 2009 and 17% from the fourth quarter of fiscal 2009. This was partially offset by revenue for Peri-Strips products used with another stapler manufacturer’s products increasing 15% from the first quarter of fiscal 2009 and 2% from the fourth quarter of fiscal 2009. We are addressing the Covidien competitive threat by highlighting the clinical history and product performance of Peri-Strips through our expanded direct sales force, efforts to convert additional non-buttressing surgeons and continuing research activities to highlight the benefits of Peri-Strips compared to other buttress products.
Revenue from Tissue-Guard patch products was $3,759 in the first quarter of fiscal 2010, essentially flat with $3,735 in the first quarter of fiscal 2009. Our Tissue-Guard family of products is used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurologic procedures.
Revenue from Microsurgery was $2,515 in the first quarter of fiscal 2010, an increase of $729 or 41% from $1,786 in the year-ago period. The revenue growth was primarily driven by the fiscal 2009 expansion of our sales force, resulting in increased Coupler unit sales in the current year quarter. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.
Revenue from our newly acquired Ortho & Wound products was $159 in the first quarter of fiscal 2010. In January 2010, we had hired and trained eight direct sales representatives, who are presently engaged in re-establishing customer relationships and conveying the clinical benefits of our Ortho & Wound products. Additionally in fiscal 2010, we intend to complete our U.S. sales coverage and expect to appoint up to 16 independent distributors in targeted U.S. territories.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Our gross margin increased one percentage point to 71% in the first quarter of fiscal 2010 from 70% during the first quarter of fiscal 2009. The margin increase was due primarily to sales mix (product and geographic) and higher average net selling prices, partially offset by decreased manufacturing efficiencies and utilization in the current year. Factors which affect gross margin include sales mix among geographies and product lines, volume and other production activities. Accordingly, our gross margins may fluctuate from period to period based on variations in these factors.
Selling, general and administrative (“SG&A”) expense during the first quarter of fiscal 2010 was $8,857, an increase of $2,510 or 40% from SG&A expense of $6,347 in the first quarter of fiscal 2009. As a percentage of net revenue, SG&A expense was 58% in the first quarter of fiscal 2010 as compared to 47% in the prior-year quarter. The current quarter SG&A increase was due to the late fiscal 2009 expansion of our direct sales force to 65 sales representatives for all products except for Ortho & Wound, as well as $1,146 of SG&A expenses related to our Ortho & Wound business, which was acquired in July 2009. Additionally, stock-based compensation expense was $375 in the current quarter, up from $194 in the first quarter of fiscal 2009.
In fiscal 2010, we expect to incur significant additional SG&A expense as compared to fiscal 2009 due to a full year of expense related to our expanded sales force. In addition, we will incur a full year of Ortho & Wound operating activity as compared to three and a half months of operating activity in fiscal 2009.
Research and development (“R&D”) expense totaled $1,075 during the first quarter of fiscal 2010, an increase of $221 or 26% from R&D expense of $854 in the prior-year quarter, driven by increased project activity during the current-year period. In fiscal 2010, we expect R&D expense to increase compared to fiscal 2009 due to several activities, including research to potentially expand the indications of our Veritas product into new markets, providing research and clinical data to support the use of Veritas in various surgical procedures, exploring process improvements and product enhancements for our proprietary tissue products, comparing PSD performance to its competition, advancing the technology of the Coupler and further development of an orthopedic product and related instrumentation. R&D expense fluctuates from year to year based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.
We recorded operating income of $920 in the first quarter of fiscal 2010, as compared to operating income of $2,240 in the first quarter of fiscal 2009. The decrease in operating income in the first quarter of fiscal 2010 as compared to the prior-year period is primarily due to the aforementioned expense related to the expansion of our surgical sales force and investments in our Ortho & Wound business, which was acquired in July 2009. Interest income was $84 in the first quarter of fiscal 2010 compared with $339 in the first quarter of fiscal 2009, primarily due to significantly lower investment yields and lower investment balances in the current period.
We recorded a provision for income taxes in the first quarter of fiscal 2010 of $361 at an effective tax rate of 36%, the rate we presently expect for the full fiscal year. In previous years, our tax rate has benefitted from Federal R&D credits, but as the laws governing R&D credits expired at December 31, 2009 and have not been reinstated, our fiscal 2010 estimated tax rate incorporates only minimal expected benefit from these R&D credits. Our effective tax rate in fiscal 2010 is expected to be highly sensitive to the level of pretax income, R&D credits and other permanent items relative to pre-tax income. In the first quarter of fiscal 2009, we recorded income tax expense of $916 at an effective rate of 35.5%.
Liquidity and Capital Resources
Cash, cash equivalents and investments totaled $56,491 as of January 31, 2010, a decrease of $4,258 from $60,749 as of October 31, 2009. Included in the above, we have $760 of investments classified as non-current as of January 31, 2010. Working capital at January 31, 2010 and October 31, 2009 was $67,777 and $63,885, respectively. We

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
have no long-term debt. We currently expect our cash and investments on hand, along with funds from operations to be sufficient to cover both of our short- and long-term operating requirements, subject however, to numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.
The decrease in cash, cash equivalents and investments was primarily due to the use of cash of $2,552 to repurchase 213,377 shares of our common stock in the first quarter of fiscal 2010, as well as $2,984 of cash used for various working capital requirements.
Operating activities used cash of $1,157 in the first three months of fiscal 2010, as compared to using cash of $173 during the first three months of fiscal 2009. During the current quarter, working capital requirements used cash of $2,984. The use of cash for working capital was driven by payments for year-end accruals of stock repurchases, sales commissions and incentive compensation, as well as increases in inventory and accounts receivable to support higher revenue levels. Partially offsetting the use of cash for working capital was net income of $643 and non cash items of $1,184.
Investing activities used cash of $767 during the first three months of fiscal 2010 compared to cash used of $9,689 during the first three months of fiscal 2009. In fiscal 2010, we used net cash of $623 to purchase short- and long-term municipal bonds as part of our investment strategy. In the first quarter of fiscal 2009 we used cash of $9,403 to purchase investments. We also recorded $128 in purchases of property, plant and equipment in the current quarter, compared to purchases of $202 in the first quarter of fiscal 2009. In fiscal 2010, we may spend up to $2,500 for investments in capital assets necessary to support our expected future growth.
Financing activities used cash of $2,500 in the first three months of fiscal 2010 and used cash of $8,039 in the first three months of fiscal 2009, both primarily due to stock repurchases.
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
Critical Accounting Policies
Investments: Our investments consist of tax-exempt municipal bond investments. Our investment policy seeks to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. We account for all of our investments as “available-for-sale” and report these investments at fair value, with unrealized gains and losses excluded from earnings and reported in “Accumulated Other Comprehensive Income (Loss),” a component of shareholders’ equity. At January 31, 2010 and October 31, 2009, we recorded an unrealized gain on other investments of $61 and $92, respectively, which was reflected as accumulated other comprehensive income in shareholder’s equity.
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
Indefinite-lived Intangible Assets: Our indefinite-lived intangible assets consist of goodwill, which is carried at cost. We account for goodwill under ASC 350, Intangibles, Goodwill and Other (“ASC 350”), which prohibits the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
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
Definite-lived Intangible Assets: Definite-lived intangible assets consist of patents, trademarks, developed technology, non-competes and licenses, which are carried at amortized cost. We review our definite-lived intangible assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We assess recoverability by reference to future cash flows from the products underlying these intangible assets.
Revenue Recognition: We recognize revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance have occurred, the price and terms of sale are fixed and collection of the receivable is expected. Less than five percent of our revenue is derived from consigned inventory, for which the Company recognizes revenue upon customer use and receipt of proper purchase order and/or purchase requisition documentation. All amounts billed to customers in a sales transaction related to shipping and handling are classified as revenue. Our sales policy does not allow sales returns.
Inventories: Inventories, which are comprised of raw materials, work in process and finished goods, are valued at the lower of cost, first-in, first-out (“FIFO”) or market. Overhead costs are applied to work in process and finished goods based on annual estimates of production volumes and overhead spending. These estimates are reviewed and assessed for reasonableness on a quarterly basis and adjusted as needed. The estimated value of excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value, is established on a quarterly basis through review of inventory on hand and assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration.
Stock-Based Compensation: We account for stock based payment awards in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). We recognize stock-based compensation based on certain assumption inputs within the Black-Scholes Model. These assumption inputs are used to determine an estimated fair value of stock based payment awards on the date of grant and require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. We assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation on a regular basis. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination.
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
We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
Derivative Instruments and Hedging Activities: We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.
New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued and established its Accounting Standards Codification (“ASC”) as the exclusive authoritative reference for nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for Securities and Exchange Commission (“SEC”) rules and interpretative releases, which are also authoritative for SEC registrants. Accordingly, the Company has adopted the ASC effective for its fourth quarter 2009 financial reporting. All references in this Quarterly Report on Form 10-Q to GAAP principles have been changed to reference the relevant topic from the FASB ASC. The adoption did not have a material impact on the Company’s consolidated financial statements.
Effective November 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), related to the Company’s financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:
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
In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”). ASC 805 changes how a reporting enterprise will account for the acquisition of a business. ASC 805 will apply prospectively to business combinations with an acquisition date on or after November 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s financial condition or results of operations, however future acquisitions would be accounted for under this guidance.
In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), which provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. ASC 855 is not expected to significantly change practice because its guidance is similar to that in U.S. auditing literature, which the Company relied on previously for guidance on assessing and disclosing subsequent events. ASC 855 is effective for the Company for interim periods and fiscal years beginning after May 1, 2009. The Company has evaluated its financial statements as of January 31, 2010 for subsequent events through March 4, 2010, the date the financial statements were available to be issued. The

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.
In January 2010, the FASB issued ASC 2010-06, Improving Disclosures About Fair Value Measurements (“ASC 2010-06”). ASC 2010-06 clarifies and improves disclosure requirements related to fair value measurements. ASC 2010-06 is effective for the Company for interim periods and fiscal years beginning after February 1, 2010. The adoption of ASC 2010-06 is still being assessed by the Company, but is not expected to have a material impact on the Company’s financial condition or results of operations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The financial instruments we maintain are in cash and cash equivalents, investments and accounts receivable. We believe that the interest rate, credit and market risk related to these accounts is not significant. We place cash, cash equivalents, and investments with high quality financial institutions, which we monitor regularly and take action where possible to mitigate risk. We manage the risk associated with accounts receivable through periodic reviews of the carrying value for non-collectability of assets and establishment of appropriate allowances in connection with our internal controls and policies. We may enter into derivative instruments or perform hedging activities. However, our policy is to only enter into contracts that can be designated as normal purchases or sales.
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
ITEM 1A. RISK FACTORS
In our Annual Report on Form 10-K for the year ended October 31, 2009, we identified under Part I, Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Form 10-K. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the Securities and Exchange Commission, also could cause our actual results to differ materially from our anticipated results or other expectations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares repurchased during the three months ended January 31, 2010, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the maximum number of shares that may be purchased at the end of the applicable fiscal period pursuant to our stock repurchase program:

			Total number
			of Shares	Maximum Number
			Purchased	of Shares that
			as Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs (1)	or Programs
November 1, 2009 — November 30, 2009	213,377	$11.96	433,781	66,219
December 1, 2009 — December 31, 2009	—	$—	433,781	66,219
January 1, 2010 — January 31, 2010	—	$—	433,781	66,219
Total	213,377	$11.96	433.781	66,219

(1)	In September 2009, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock. The program has no expiration date and may be terminated by the Company’s Board of Directors at any time. As of January 31, 2010, the Company had completed the repurchase of an aggregate of 433,781 shares of its common stock for aggregate consideration of $5,445,000.
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

SYNOVIS LIFE TECHNOLOGIES, INC.
Dated: March 4, 2010	/s/ Brett Reynolds
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