Form 10-Q
period 2010-04-30
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2010-06-02
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended April 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On May 27, 2010, there were 11,300,201 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Net revenue	$17,600	$14,755	$32,812	$28,169
Cost of revenue	4,738	4,076	9,098	8,049

Gross margin	12,862	10,679	23,714	20,120

Operating expenses:
Selling, general and administrative	9,858	6,992	18,715	13,339
Research and development	1,126	913	2,201	1,767

Operating expenses	10,984	7,905	20,916	15,106

Operating income	1,878	2,774	2,798	5,014
Interest income	68	237	152	576

Income before provision for income taxes	1,946	3,011	2,950	5,590
Provision for income taxes	701	929	1,062	1,845

Net income	$1,245	$2,082	$1,888	$3,745

Basic earnings per share	$0.11	$0.18	$0.17	$0.32

Diluted earnings per share	$0.11	$0.18	$0.17	$0.32

Weighted average common shares outstanding:
- Basic	11,240	11,531	11,226	11,628
- Diluted	11,436	11,763	11,410	11,866
The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF APRIL 30, 2010 (UNAUDITED) AND OCTOBER 31, 2009
(in thousands, except share and per share data)

	April 30,	October 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,846	$15,863
Short-term investments	42,512	38,960
Accounts receivable, net	7,982	6,925
Inventories	9,006	7,724
Deferred income tax asset, net	367	367
Other current assets	1,880	1,755

Total current assets	72,593	71,594

Investments, net	5,957	5,926
Property, plant and equipment, net	3,361	3,719
Goodwill	3,620	3,618
Other intangible assets, net	6,462	6,841
Deferred income tax asset, net	2,282	2,022

Total assets	$94,275	$93,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,284	$1,962
Accrued expenses	5,777	5,747

Total current liabilities	7,061	7,709

Total liabilities	7,061	7,709

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of April 30, 2010 and October 31, 2009	—	—
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 11,298,157 and 11,398,874 as of April 30, 2010 and October 31, 2009, respectively	113	114
Additional paid-in capital	62,545	63,132
Accumulated other comprehensive income (loss)	(5)	92
Retained earnings	24,561	22,673

Total shareholders’ equity	87,214	86,011

Total liabilities and shareholders’ equity	$94,275	$93,720

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009
(in thousands)

	Six Months Ended
	April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,888	$3,745

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	700	461
Amortization of intangible assets	399	214
Amortization of investment premium, net	842	395
Stock-based compensation	749	440
Tax benefit from stock option exercises	137	—
Deferred income taxes	(260)	(160)

Change in operating assets and liabilities:
Accounts receivable	(1,057)	(1,340)
Inventories	(1,282)	64
Other current assets	(125)	566
Accounts payable	(678)	(237)
Accrued expenses	30	(1,553)

Net cash provided by operating activities	1,343	2,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(342)	(609)
Investments in patents and trademarks	(20)	(1)
Purchases of investments	(23,171)	(19,396)
Proceeds from the maturity or sale of investments	18,649	1,205
Other	(2)	(179)

Net cash used in investing activities	(4,886)	(18,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to stock-based compensation plans	1,036	101
Repurchase of the Company’s common stock	(2,552)	(8,126)
Excess tax benefit from stock option exercises	42	9

Net cash used in financing activities	(1,474)	(8,016)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,017)	(24,401)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,863	46,895

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,846	$22,494

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(1) BASIS OF PRESENTATION:
The accompanying condensed balance sheet of Synovis Life Technologies, Inc. (“Synovis” or the “Company”) as of October 31, 2009 has been derived from audited financial statements, and the unaudited interim condensed financial statements for the three and six months ended April 30, 2010 and 2009 and as of April 30, 2010, have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States (“GAAP”) for interim financial information and with the instructions to quarterly reports on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.
In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and six months ended April 30, 2010 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the fiscal year ending October 31, 2010.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued and established its Accounting Standards Codification (“ASC”) as the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for Securities and Exchange Commission (“SEC”) rules and interpretative releases, which are also authoritative for SEC registrants. Accordingly, the Company has adopted the ASC effective for its fourth quarter of fiscal 2009 financial reporting. All references in this Quarterly Report on Form 10-Q to GAAP principles have been changed to reference the relevant topic from the FASB ASC. The adoption did not have a material impact on the Company’s consolidated condensed financial statements.
On July 17, 2009, the Company, through its newly formed and wholly-owned subsidiary Synovis Orthopedic and Woundcare, Inc., acquired substantially all of the assets of Pegasus Biologics, Inc., a Delaware corporation (“Pegasus”), located in Irvine, California. In accordance with ASC 805, Business Combinations (“ASC 805”), results of Synovis Orthopedic and Woundcare, Inc. are included in the consolidated condensed financial statements as of and for the three and six months ended April 30, 2010 and in the consolidated condensed balance sheet as of April 30, 2010 and October 31, 2009.
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
Synovis paid $12,100 in cash to Comerica for the assets transferred. Synovis purchased the assets on an “as is,” “where is” basis and without recourse, subject to the representations and warranties provided for in the Foreclosure Sale Agreement.
Operating results for Synovis Orthopedic and Woundcare, Inc. (“Ortho & Wound”) are included in the consolidated condensed statements of income and cash flows for the three and six months ended April 30, 2010. The assets

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
acquired in the transaction are included in the Company’s consolidated condensed balance sheets as of April 30, 2010 and October 31, 2009.
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

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
The following provides unaudited pro forma financial information for the three and six months ended April 30, 2009, assuming the Company consummated the purchase of the assets from Pegasus as of November 1, 2008:

	Three months ended	Six months ended
	April 30, 2009	April 30, 2009

Net revenue	$16,081	$31,908

Net income (loss)	$460	$(2,211)

Net earnings (loss) per share — basic and diluted	$0.04	$($0.19)

(3) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

	April 30,	October 31,
	2010	2009

Inventories consist of the following:
Finished goods	$2,605	$2,793
Work in process	5,104	3,573
Raw materials	1,297	1,358

	$9,006	$7,724

	April 30,	October 31,
	2010	2009

Accrued expenses consist of the following:
Accrued employee compensation and related taxes	$3,618	$3,081
Accrued income taxes	923	1,128
Other accrued expenses	1,236	1,538

	$5,777	$5,747

(4) INVESTMENTS:
The following table summarizes the Company’s cash, cash equivalents and investments at April 30, 2010 and October 31, 2009:

	April 30, 2010
	Amortized	Unrealized	Estimated
	Cost	Gain/(Loss)	Fair Value

Cash	$5,250	$—	$5,250
Money Market Funds	5,596	—	5,596
Municipal Bonds	48,474	(5)	48,469

Total	$59,320	$(5)	$59,315

Cash and cash equivalents	$10,846	$—	$10,846
Short-term investments	42,523	(11)	42,512
Long-term investments	5,951	6	5,957

Total	$59,320	$(5)	$59,315

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

	October 31, 2009
	Amortized	Unrealized	Estimated
	Cost	Gain/(Loss)	Fair Value

Cash	$1,752	$—	$1,752
Money Market Funds	14,111	—	14,111
Municipal Bonds	44,794	92	44,886

Total	$60,657	$92	$60,749

Cash and cash equivalents	$15,863	$—	$15,863
Short-term investments	38,879	81	38,960
Long-term investments	5,915	11	5,926

Total	$60,657	$92	$60,749

At April 30, 2010, the Company’s long-term municipal bond investments mature in fiscal 2011.
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
The fair value estimates provided by the pricing service for the Company’s municipal bond investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for the Company’s investments were determined based on Level 2 inputs at April 30, 2010 and October 31, 2009.
At April 30, 2010, the Company recorded an unrealized loss on investments of $5, which was reflected as accumulated other comprehensive loss of $5. At October 31, 2009, the Company recorded an unrealized gain on investments of $92, which was reflected as accumulated other comprehensive income of $92.
(5) GOODWILL AND OTHER INTANGIBLE ASSETS:
The following table summarizes the Company’s amortized intangible assets:

	As of April 30,		As of October 31,
	2010		2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and trademarks	$1,207	$627	$1,187	$600
Developed technology	7,418	1,639	7,418	1,283
Non-compete and other	634	624	634	612
Licenses	100	7	100	3

Total	$9,359	$2,897	$9,339	$2,498

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
Amortization expense was $399 and $214 for the six months ended April 30, 2010 and 2009, respectively. The estimated amortization expense for each of the next five years is approximately $800 per year based on the current amortizable intangible assets owned by the Company.
The Company had goodwill of $3,620 at April 30, 2010 and $3,618 at October 31, 2009. No impairment losses of goodwill and other intangible assets were incurred during the three and six months ended April 30, 2010 or 2009.
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
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). Total stock-based compensation expense included in the consolidated condensed statements of income for the three months ended April 30, 2010 and 2009, was $374 ($268, net of tax) and $246 ($213, net of tax), respectively. Total stock-based compensation expense included in the consolidated condensed statements of income for the six months ended April 30, 2010 and 2009, was $749 ($537, net of tax) and $440 ($376, net of tax), respectively. Stock-based compensation expense is presently expected to be approximately $375 in each of the remaining quarters of fiscal 2010.
During the six months ended April 30, 2010, the Company granted 683,300 stock options at a weighted average exercise price per share of $12.07. During the six months ended April 30, 2009, the Company granted 161,380 stock options at a weighted average exercise price per share of $15.22. The Black-Scholes option valuation assumptions used were as follows:

	For the six months ended April 30:
	2010	2009
Risk-free rate (1)	1.9%	1.1%
Expected dividend yield	None	None
Expected stock price volatility (2)	54%	50%
Expected term of stock options (3)	4.0 years	3.0 years
Fair value per option	$5.22	$5.25

(1)	Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

(2)	Expected stock price volatility is based on the Company’s historical volatility over the option term.

(3)	Expected term of stock options is estimated based on historical option terms for optionees in a similar class of those granted options.
The Company also has an Employee Stock Purchase Plan (“ESPP”), which permits employees to purchase common stock at 95% of the market price of its common stock at the end of each quarterly purchase period. No stock-based compensation expense for the ESPP was required to be recorded based on the provisions of ASC 718.
(8) EARNINGS PER SHARE (“EPS”):
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Denominator for basic earnings per share — weighted-average common shares	11,239,749	11,530,899	11,225,946	11,627,550

Shares associated with option plans	196,362	231,907	183,937	238,641

Denominator for diluted earnings per share — weighted-average common shares and dilutive potential common shares	11,436,111	11,762,806	11,409,883	11,866,191

Options excluded from EPS calculation because the option’s exercise price and unamortized expense are greater than the average market price of the Company’s common stock	848,132	198,661	876,329	164,466

(9) SHAREHOLDERS’ EQUITY:
During the six months ended April 30, 2010, options to purchase 107,426 shares of the Company’s common stock were exercised at prices between $6.00 and $10.75 per share. During the six months ended April 30, 2009, options to purchase 6,500 shares of the Company’s common stock were exercised at prices between $7.50 and $13.48 per share.
(10) REPURCHASE OF COMMON SHARES:
In September 2009, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock. The Company repurchased 213,377 shares under this authorization during the six months ended April 30, 2010, at an average purchase price of $11.96 per share. As of April 30, 2010, the Company had repurchased an aggregate of 433,781 shares of its common stock for aggregate consideration of $5,445 under this repurchase program. In May 2008, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. This repurchase authorization was completed in the first half of fiscal 2009, during which the Company repurchased 496,000 shares at an average purchase price of $16.39 per share. In March 2010, the Company’s Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s common stock. No repurchases have occurred to date under this authorization.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
(11) COMPREHENSIVE INCOME:
The following table summarizes the components of comprehensive income:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Net income	$1,245	$2,082	$1,888	$3,745

Changes in unrealized gain/(loss):
Unrealized gain/(loss) on investments	(66)	(56)	(97)	187
Unrealized gain/(loss) on auction rate securities	—	77	—	(1,204)

Other comprehensive income (loss)	(66)	21	(97)	(1,017)

Comprehensive income	$1,179	$2,103	$1,791	$2,728

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
In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), which provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. ASC 855 is not expected to significantly change practice because its guidance is similar to that in U.S. auditing literature, which the Company relied on previously for guidance on assessing and disclosing subsequent events. ASC 855 was effective for the Company for interim periods and fiscal years beginning after May 1, 2009. The Company has evaluated its financial statements as of the date of issuance, and is not aware of any subsequent events that would require recognition or disclosure in the financial statements.
In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, that amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
However, the date disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which the financial statements are issued. This standard became effective for the Company in the second quarter of fiscal 2010. The adoption of this standard did not have a material impact on the Company’s consolidated condensed financial statements.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 clarifies and improves disclosure requirements related to fair value measurements. ASU 2010-06 is effective for the Company for interim periods and fiscal years beginning after February 1, 2010. The adoption of ASU 2010-06 by the Company did not have a material impact on the Company’s financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements:
The disclosures in this Quarterly Report on Form 10-Q include “forward-looking statements” made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “should”, “could”, “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, the ability of our direct sales force to grow revenues, the impact of increased competition in various markets we serve, the ability to re-establish our newly acquired Ortho & Wound products in the marketplace, outcomes of clinical and marketing studies as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, any operational or financial impact from the current global economic downturn, the impact of recently enacted healthcare reform legislation, as well as other factors found in the Company’s filings with the SEC, such as the “Risk Factors” section in Item 1A of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Results of Operations
Comparison of the Three Months Ended April 30, 2010 with
the Three Months Ended April 30, 2009 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the second quarter of fiscal 2010 and fiscal 2009:

	For the quarter ended		For the quarter ended
	April 30, 2010		April 30, 2009		Change
	$	%	$	%	$	%

Net revenue	$17,600	100.0%	$14,755	100.0%	$2,845	19.3%
Cost of revenue	4,738	26.9	4,076	27.6	662	16.2

Gross margin	12,862	73.1	10,679	72.4	2,183	20.4

Selling, general and administrative	9,858	56.0	6,992	47.4	2,866	41.0
Research and development	1,126	6.4	913	6.2	213	23.3

Operating expenses	10,984	62.4	7,905	53.6	3,079	39.0

Operating income	$1,878	10.7%	$2,774	18.8%	$(896)	(32.3%)

We generated net revenue of $17,600 in the second quarter of fiscal 2010, an increase of $2,845 or 19% from $14,755 in the year-ago quarter. The following table summarizes net revenue by product group and geography:

	For the quarter ended
	April 30,
	2010	%	2009	%

Veritas®	$4,075	23%	$2,115	14%
Peri-Strips®	4,623	26%	4,969	34%
Tissue-Guard	4,265	24%	4,084	28%
Microsurgery	2,663	15%	2,101	14%
Ortho and Wound	446	3%	—	0%
Surgical tools and other	1,528	9%	1,486	10%

Total	$17,600	100%	$14,755	100%

Domestic	$14,746	84%	$12,400	84%
International	2,854	16%	2,355	16%

Total	$17,600	100%	$14,755	100%

The increase in net revenue in the second quarter of fiscal 2010 compared to the prior-year quarter was primarily due to the following:
•	Incremental worldwide units sold increased revenue approximately $1,735;

•	Ortho and Wound products, acquired in an acquisition, increased revenue $446; and

•	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $665.
We believe the expansion of our domestic direct sales force is a key element of our long-term strategy to increase revenues. In fiscal 2009, we expanded our direct sales force by 22 sales representatives for a total of 65 sales representatives at the end of fiscal 2009. In the first quarter of fiscal 2010, we added eight direct sales representatives for our Ortho and Wound products. As of April 30, 2010, we have a total of 73 direct sales

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
representatives in the U.S. 56 direct sales representatives sell our Veritas, Peri-Strips, Tissue-Guard and Surgical tools and other products, nine direct sales representatives sell our microsurgery products and eight direct sales representatives sell our Ortho & Wound products.
For our Ortho and Wound products, we are in the process of establishing a hybrid sales model in the U.S. comprised of both direct sales representatives and independent distributors. We have completed the hiring and training of eight direct sales reps in the U.S. and have signed contracts with six independent distributors in the U.S. as of April 30, 2010. This structure presently provides sales coverage to approximately 60% of the U.S. population. We expect to appoint additional independent distributors in targeted U.S. territories in the second half of fiscal 2010. Internationally, we have three independent distributors serving Italy, Spain and Germany, and are presently working to complete our European coverage.
The increase in worldwide units sold was primarily attributable to the expansion of our direct sales force, increased market acceptance of Veritas into the worldwide hernia and general surgery markets and increased market penetration of our microsurgery products.
Revenue from Veritas patch products was $4,075 in the second quarter of fiscal 2010, an increase of $1,960 or 93% from $2,115 in the second quarter of fiscal 2009. Veritas revenue growth in fiscal 2010 was primarily driven by incremental sales into the domestic hernia, reconstructive and general surgery markets. Additionally, late in the fourth quarter of fiscal 2009, we received CE Mark approval for the use of Veritas in hernia and breast reconstruction and commenced selling Veritas to our European distributors. Higher average net selling prices also contributed to the revenue increase in the second quarter of fiscal 2010. Veritas is an extremely strong and conformable biomaterial which acts as a “scaffold” that enables rapid repopulation and revascularization by the surrounding host tissue.
Worldwide net revenue from Peri-Strips was $4,623 in the second quarter of fiscal 2010, a decrease of 7% from $4,969 in the second quarter of fiscal 2009. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery.
The current quarter decrease in Peri-Strips revenue was due to the impact of increasing competition within the buttressing market. Covidien, one of the two primary companies which offer surgical staplers on which our Peri-Strips products are used, launched a buttress product in mid-fiscal 2009 supplied integral with their stapler cartridges. During the second quarter of fiscal 2010, worldwide revenue from Peri-Strips products which are used with Covidien staplers decreased 42% from the second quarter of fiscal 2009 and 6% from the first quarter of fiscal 2010. This was partially offset by revenue for Peri-Strips products used with another stapler manufacturer’s products increasing 19% from the second quarter of fiscal 2009 and 8% from the first quarter of fiscal 2010. We are addressing the Covidien competitive threat by highlighting the clinical history and product performance of Peri-Strips through our expanded direct sales force, efforts to convert additional non-buttressing surgeons and continuing research activities to highlight the benefits of Peri-Strips compared to other buttress products.
Revenue from Tissue-Guard patch products was $4,265 in the second quarter of fiscal 2010, an increase of 4% from $4,084 in the second quarter of fiscal 2009. Higher average net selling prices were the primary driver of the increase. Our Tissue-Guard family of products is used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurologic procedures.
Revenue from Microsurgery was $2,663 in the second quarter of fiscal 2010, an increase of $562 or 27% from $2,101 in the year-ago period. The revenue growth was primarily driven by the fiscal 2009 expansion of our sales force, which resulted in a 25% increase in Coupler unit sales in the current year quarter. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results. During the second quarter of fiscal 2010, we received Food and Drug Administration 510(k) marketing clearance for our next generation Coupler product, the Flow Coupler®, and conducted a limited release user

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
validation. Following favorable and instructive feedback during the user validation, full U.S. release of the Flow Coupler occurred on the first day of our fiscal 2010 third quarter. The Flow Coupler enhances our Microsurgery product offerings by combining our existing Coupler with Doppler technology, enabling physicians to verify and monitor blood flow.
Revenue from our newly acquired Ortho and Wound products was $446 in the second quarter of fiscal 2010, which reflected growth of 181% sequentially from revenue of $159 in the first quarter of fiscal 2010. During the current quarter, we hired an experienced director of sales and marketing to lead our eight U.S. direct sales representatives and to support the sales activities of our independent distributors. Our Ortho and Wound sales representatives are presently developing their sales territories and customer base by establishing relationships with pre-acquisition customers as well as prospecting for new customers.
Our gross margin increased one percentage point to 73% in the second quarter of fiscal 2010 from 72% during the second quarter of fiscal 2009. The margin increase was due primarily to sales mix (product and geographic) and higher average net selling prices, partially offset by lower manufacturing utilization in the current year. Factors which affect gross margin include sales mix among geographies and product lines, volume and other production activities. Accordingly, our gross margins may fluctuate from period to period based on variations in these factors.
Selling, general and administrative (“SG&A”) expense during the second quarter of fiscal 2010 was $9,858, an increase of $2,866 or 41% from SG&A expense of $6,992 in the second quarter of fiscal 2009. As a percentage of net revenue, SG&A expense was 56% in the second quarter of fiscal 2010 as compared to 47% in the prior-year quarter. The current quarter SG&A increase was due to $1,517 of SG&A expenses related to our Ortho & Wound business, which was acquired in July 2009, as well as approximately $1,300 of incremental expense related to the expansion of our direct sales force to 65 sales representatives in the second half of fiscal 2009. Additionally, stock-based compensation expense was $374 in the current quarter, up from $246 in the second quarter of fiscal 2009.
In fiscal 2010, we expect to incur significant additional SG&A expense as compared to fiscal 2009 due to a full year of expense related to our expanded sales force. In addition, we will incur a full year of Ortho & Wound operating activity as compared to three and a half months of operating activity in fiscal 2009.
Research and development (“R&D”) expense totaled $1,126 during the second quarter of fiscal 2010, an increase of $213 or 23% from R&D expense of $913 in the prior-year quarter, driven by $218 of R&D from our Ortho & Wound business. In fiscal 2010, we expect R&D expense to increase compared to fiscal 2009 due to several activities, including research to potentially expand the indications of our Veritas product into new markets, providing research and clinical data to support the use of Veritas in various surgical procedures, exploring process improvements and product enhancements for our proprietary tissue products, comparing PSD performance to its competition, advancing the technology of the Coupler and further development of an orthopedic product and related instrumentation. R&D expense fluctuates from year to year based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.
We recorded operating income of $1,878 in the second quarter of fiscal 2010, as compared to operating income of $2,774 in the second quarter of fiscal 2009. The decrease in operating income in the second quarter of fiscal 2010 as compared to the prior-year period was primarily due to the aforementioned expense related to investments in our Ortho & Wound business and the expansion of our domestic sales force, partially offset by higher revenues and associated gross margin. Interest income was $68 in the second quarter of fiscal 2010 compared with $237 in the second quarter of fiscal 2009, primarily due to significantly lower investment yields and lower investment balances in the current period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
We recorded a provision for income taxes in the second quarter of fiscal 2010 of $701 at an effective tax rate of 36%, the rate we presently expect for the full fiscal year. In the prior-year, our tax rate benefitted from federal R&D credits, but as the federal laws governing R&D credits expired at December 31, 2009 and have not been reinstated, our fiscal 2010 estimated tax rate incorporates only minimal expected benefit from these R&D credits. Our effective tax rate in fiscal 2010 is expected to be highly sensitive to the level of pretax income, R&D credits and other permanent items relative to pre-tax income. In the second quarter of fiscal 2009, we recorded income tax expense of $929 at an effective rate of 31%.
Comparison of the Six Months Ended April 30, 2010 with the Six Months Ended April 30, 2009 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the first six months of fiscal 2010 and fiscal 2009:

	For the six months ended For the six months ended
	April 30, 2010		April 30, 2009		Change
	$	%	$	%	$	%
Net revenue	$32,812	100.0%	$28,169	100.0%	$4,643	16.5%
Cost of revenue	9,098	27.7	8,049	28.6	1,049	13.0

Gross margin	23,714	72.3	20,120	71.4	3,594	17.9

Selling, general and administrative	18,715	57.0	13,339	47.3	5,376	40.3
Research and development	2,201	6.7	1,767	6.3	434	24.6

Operating expenses	20,916	63.7	15,106	53.6	5,810	38.5

Operating income	$2,798	8.6%	$5,014	17.8%	$(2,216)	(44.2%)

We generated net revenue of $32,812 in the first half of fiscal 2010, an increase of $4,643 or 16% from $28,169 in the year-ago period. The following table summarizes net revenue by product group and geography:

		For the six months ended
		April 30,
	2010	%	2009	%
Veritas®	$7,093	22%	$3,650	13%
Peri-Strips®	9,131	28%	9,844	35%
Tissue-Guard	8,024	24%	7,820	28%
Microsurgery	5,178	16%	3,886	14%
Ortho and Wound	605	2%	—	0%
Surgical tools and other	2,781	8%	2,969	10%

Total	$32,812	100%	$28,169	100%

Domestic	$27,648	84%	$23,667	84%
International	5,164	16%	4,502	16%

Total	$32,812	100%	$28,169	100%

The increase in net revenue in the first half of fiscal 2010 compared to the prior-year period was primarily due to the following:
•	Incremental worldwide units sold increased revenue approximately $3,100;

•	Ortho and Wound products, acquired in an acquisition, increased revenue $605; and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
•	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $950.
The increase in worldwide units sold was primarily attributable to the expansion of our direct sales force, increased market acceptance of Veritas into the worldwide hernia and general surgery markets and increased market penetration of our microsurgery products.
Revenue from Veritas patch products was $7,093 in the first six months of fiscal 2010, an increase of $3,443 or 94% from $3,650 in the first six months of fiscal 2009. Veritas revenue growth in fiscal 2010 was primarily driven by incremental sales into the domestic hernia, reconstructive and general surgery markets. Additionally, late in the fourth quarter of fiscal 2009, we received CE Mark approval for the use of Veritas in hernia and breast reconstruction and commenced selling Veritas to our European distributors. Higher average net selling prices also contributed to the revenue increase in the first half of fiscal 2010.
Worldwide net revenue from Peri-Strips was $9,131 in the first half of fiscal 2010, a decrease of 7% from $9,844 in the first half of fiscal 2009. The current year decrease in Peri-Strips revenue was due to the impact of increasing competition within the buttressing market. Covidien, one of the two primary companies which offer surgical staplers on which our Peri-Strips products are used, launched a buttress product in mid-fiscal 2009 supplied integral with their stapler cartridges. During the first half of fiscal 2010, worldwide revenue from Peri-Strips products which are used with Covidien staplers decreased 41% from the first half of fiscal 2009. This was partially offset by revenue for Peri-Strips products used with another stapler manufacturer’s products increasing 17% from the first half of fiscal 2009. We are addressing the Covidien competitive threat by highlighting the clinical history and product performance of Peri-Strips through our expanded direct sales force, efforts to convert additional non-buttressing surgeons and continuing research activities to highlight the benefits of Peri-Strips compared to other buttress products.
Revenue from Tissue-Guard patch products was $8,024 in the first six months of fiscal 2010, an increase of 3% from $7,820 in the first six months of fiscal 2009. Higher average net selling prices due to increases in worldwide hospital list prices was the primary driver of the increase.
Revenue from Microsurgery was $5,178 in the first half of fiscal 2010, an increase of $1,292 or 33% from $3,886 in the year-ago period. The revenue growth was primarily driven by the fiscal 2009 expansion of our sales force, resulting in increased Coupler unit sales in the current year quarter. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.
Revenue from our newly acquired Ortho & Wound products was $605 in the first two quarters of fiscal 2010. As of April 30, 2010, we have hired an experienced director of sales and marketing to lead our eight U.S. direct sales representatives and to support the sales activities of our independent distributors. Our Ortho & Wound sales representatives are presently developing their sales territories and customer base by establishing relationships with pre-acquisition customers as well as prospecting for new customers.
Our gross margin increased one percentage point to 72% in the first two quarters of fiscal 2010 from 71% during the comparative period of fiscal 2009. The margin increase was due primarily to sales mix (product and geographic) and higher average net selling prices, partially offset by lower manufacturing utilization in the current year.
SG&A expense during the first two quarters of fiscal 2010 was $18,715, an increase of $5,376 or 40% from SG&A expense of $13,339 in the first two quarters of fiscal 2009. As a percentage of net revenue, SG&A expense was 57% in the first half of fiscal 2010 as compared to 47% in the comparative period of fiscal 2009. The current-year SG&A increase was due to $2,663 of SG&A expenses related to our Ortho & Wound business, which was acquired in July 2009, as well as approximately $2,600 of incremental expense related to the expansion of our direct sales

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
force to 65 sales representatives in the second half of fiscal 2009. Additionally, stock-based compensation expense was $749 in the first two quarters of fiscal 2010, an increase from $440 in the first two quarters of fiscal 2009.
R&D expense totaled $2,201 during the first half of fiscal 2010, an increase of $434 or 25% from R&D expense of $1,767 in the prior-year period, driven by $308 in R&D expense from our Ortho & Wound business and increased project activity during the current-year period.
We recorded operating income of $2,798 in the first two quarters of fiscal 2010, as compared to operating income of $5,014 in the first two quarters of fiscal 2009. The decrease in operating income in the first six months of fiscal 2010 as compared to the prior-year period was primarily due to the aforementioned expense related to investments in our Ortho & Wound business and the expansion of our domestic sales force, partially offset by higher revenues and associated gross margin. Interest income was $152 in the first six months of fiscal 2010 compared with $576 in the first six months of fiscal 2009, primarily due to significantly lower investment yields and lower investment balances in the current period.
We recorded a provision for income taxes in the first two quarters of fiscal 2010 of $1,062 at an effective tax rate of 36%, the rate we presently expect for the full fiscal year. In the prior-year, our tax rate benefitted from federal R&D credits, but as the federal laws governing R&D credits expired at December 31, 2009 and have not been reinstated, our fiscal 2010 estimated tax rate incorporates only minimal expected benefit from these R&D credits. Our effective tax rate in fiscal 2010 is expected to be highly sensitive to the level of pretax income, R&D credits and other permanent items relative to pre-tax income. In the first two quarters of fiscal 2009, we recorded income tax expense of $1,845 at an effective rate of 33%.
Liquidity and Capital Resources
Cash, cash equivalents and investments totaled $59,315 as of April 30, 2010, a decrease of $1,434 from $60,749 as of October 31, 2009. Included in the above, we have $5,957 of investments classified as non-current as of April 30, 2010. Working capital at April 30, 2010 and October 31, 2009 was $65,532 and $63,885, respectively. We have no long-term debt. We currently expect our cash and investments on hand, along with funds from operations to be sufficient to cover both our short- and long-term operating requirements, subject however, to numerous variables, including acquisition opportunities and the growth and profitability of the business.
The decrease in cash, cash equivalents and investments was primarily due to the use of cash of $2,552 to repurchase 213,377 shares of our common stock in the first six months of fiscal 2010, partially offset by $1,343 of cash provided by operating activities.
Operating activities provided cash of $1,343 in the first six months of fiscal 2010, as compared to providing cash of $2,595 during the first six months of fiscal 2009. During the current-year period, working capital requirements used cash of $3,112, primarily for accounts receivable and inventory to support higher revenue levels. Partially offsetting the use of cash for working capital was net income of $1,888 and non cash items of $2,567.
Investing activities used cash of $4,886 during the first six months of fiscal 2010 compared to cash used of $18,980 during the first six months of fiscal 2009. In fiscal 2010, we used net cash of $4,522 to purchase short- and long-term municipal bonds as part of our investment strategy. In the first six months of fiscal 2009 we used net cash of $18,191 to purchase investments. We also recorded $342 in purchases of property, plant and equipment in the first six months of fiscal 2010, compared to purchases of $609 in the first six months of fiscal 2009.
Financing activities used cash of $1,474 in the first six months of fiscal 2010 and used cash of $8,016 in the first six months of fiscal 2009, both primarily due to stock repurchases. Proceeds from stock-based compensation plans totaled $1,036 in the first half of fiscal 2010, as compared to $101 in the first half of fiscal 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
In October 2009, we sold our auction rate securities (“ARS”), which had a par value of $9,000, for $7,650, recording a loss on sale of $1,350. Should a regulatory or other settlement occur during the 24 months subsequent to the date of ARS sale in which the Company would have otherwise been eligible to tender any of its ARS, the Company will be entitled to an additional payment of the amount the Company would have received in such settlement that is in excess of the amount of sales proceeds received by the Company up to the securities par value. We are presently not aware of any regulatory or other settlement involving ARS in which we would be eligible to participate, nor do we expect any such settlement in the future.
Critical Accounting Policies
Investments: Our investments consist of tax-exempt municipal bond investments. Our investment policy seeks to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. We account for all of our investments as “available-for-sale” and report these investments at fair value, with unrealized gains and losses excluded from earnings and reported in “Accumulated Other Comprehensive Income (Loss),” a component of shareholders’ equity. At April 30, 2010 and October 31, 2009, we recorded an unrealized (loss)/gain on investments of ($5) and $92, respectively, which was reflected as accumulated other comprehensive income in shareholder’s equity.
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
Indefinite-lived Intangible Assets: Our indefinite-lived intangible assets consist of goodwill, which is carried at cost. We account for goodwill under Accounting Standards Codification (“ASC”) 350, Intangibles, Goodwill and Other (“ASC 350”), which prohibits the amortization of indefinite-lived intangible assets, and requires that these assets are reviewed annually for impairment, and between annual test dates in certain circumstances. We typically perform our annual impairment test for goodwill in the fourth quarter of each fiscal year, or more often as circumstances require. In assessing the recoverability of goodwill, estimates of market capitalization and other factors are made to determine the fair value of the respective assets. If these estimates change in the future, we may be required to record impairment charges for these assets. ASC 350 requires us to compare the fair value of the Company to its carrying amount to determine if there is potential impairment. If the fair value of the Company is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the Company is less than their carrying value. If the carrying amount of the goodwill exceeds their fair value, an impairment loss is recognized.
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
New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued and established its Accounting Standards Codification (“ASC”) as the exclusive authoritative reference for nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretative releases, which are also authoritative for SEC registrants. Accordingly, the Company has adopted the ASC effective for its fourth quarter 2009 financial reporting. All references in this Quarterly Report on Form 10-Q to GAAP principles have been changed to reference the relevant topic from the FASB ASC. The adoption did not have a material impact on the Company’s consolidated condensed financial statements.
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
In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), which provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. ASC 855 is not expected to significantly change practice because its guidance is similar to that in U.S. auditing literature, which the Company relied on previously for guidance on assessing and disclosing subsequent events. ASC 855 is effective for the Company for interim periods and fiscal years beginning after May 1, 2009. The Company has evaluated its financial statements as of the date of issuance, and is not aware of any subsequent events that would require recognition or disclosure in the financial statements.
In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, that amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which the financial statements are issued. This standard became effective for the Company in the second quarter of fiscal 2010. The adoption of this standard did not have a material impact on the Company’s consolidated condensed financial statements.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 clarifies and improves disclosure requirements related to fair value measurements. ASU 2010-06 is effective for the Company for interim periods and fiscal years beginning after February 1, 2010. The adoption of ASU 2010-06 by the Company did not have a material impact on the Company’s financial condition or results of operations.
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
electronic or paper copies of our SEC filings (excluding exhibits) to any person free of charge upon receipt of a written request for such filing. All requests for our SEC filings should be sent to the attention of the Chief Financial Officer at Synovis Life Technologies, Inc., 2575 University Ave. W., St. Paul, Minnesota 55114.
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
ITEM 1A. RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended October 31, 2009 under the heading “Part I — Item 1A. Risk Factors,” which could materially adversely affect our business, financial condition or operating results. There has been no material changes in the risk factors other than the risk factor entitled “Healthcare reform legislation could adversely affect our revenue and financial condition,” which has been replaced by the following risk factor.
Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by the recently adopted legislation reforming the United States healthcare system and if other administration and legislative proposals are enacted into law.
On March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Bill”) was signed into law by President Obama. The Reconciliation Bill amended the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010. Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012. Various healthcare reform proposals also have emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the state level or the exact effect newly enacted laws or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. In addition, the enacted excise tax on medical devices could materially and adversely affect our operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares repurchased during the three months ended April 30, 2010, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the maximum number of shares that may be purchased at the end of the applicable fiscal period pursuant to our stock repurchase program:

			Total number
			of Shares	Maximum Number
			Purchased	of Shares that
			as Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs (1)	or Programs
February 1, 2010 — February 28, 2010	—	$—	—	66,219
March 1, 2010 — March 31, 2010	—	$—	—	1,066,219
April 1, 2010 — April 30, 2010	—	$—	—	1,066,219
Total	—	$—	—	1,066,219

(1)	In September 2009, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock. The program has no expiration date and may be terminated by the Company’s Board of Directors at any time. As of April 30, 2010, the Company had completed the repurchase of an aggregate of 433,781 shares of its common stock for aggregate consideration of $5,445,000. In March 2010, the Company’s Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s common stock. No repurchases have occurred to date under this authorization.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
10.1	Amended and Restated Employee Stock Purchase Plan, as amended March 4, 2010 (filed herewith electronically).

10.2	Separation agreement dated May 25, 2010 between the Company and David A. Buche (incorporated by Reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated May 27, 2010 (File No. 0- 13907)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (filed herewith electronically).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SYNOVIS LIFE TECHNOLOGIES, INC.
Dated: June 2, 2010	/s/ Brett Reynolds
Brett Reynolds
Vice President of Finance, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS
10.1	Amended and Restated Employee Stock Purchase Plan, as amended March 4, 2010 (filed herewith electronically).

10.2	Separation agreement dated May 25, 2010 between the Company and David A. Buche (incorporated by Reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated May 27, 2010 (File No. 0-13907)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (filed herewith electronically).