Form 10-Q
period 2010-07-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2010-09-02
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended July 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
On August 27, 2010, there were 11,324,241 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Net revenue	$17,637	$15,032	$50,449	$43,201
Cost of revenue	4,901	4,257	13,999	12,306

Gross margin	12,736	10,775	36,450	30,895

Operating expenses:
Selling, general and administrative	9,543	7,384	28,258	20,723
Research and development	896	945	3,097	2,712
Other	—	4,100	—	4,100

Operating expenses	10,439	12,429	31,355	27,535

Operating income (loss)	2,297	(1,654)	5,095	3,360

Other income (expense):
Interest income	59	190	211	766
Impairment of investments	—	(4,100)	—	(4,100)

Other income (expense)	59	(3,910)	211	(3,334)

Income before provision for (benefit from) income taxes	2,356	(5,564)	5,306	26
Provision for (benefit from) income taxes	848	(690)	1,910	1,155

Net income (loss)	$1,508	$(4,874)	$3,396	$(1,129)

Basic earnings (loss) per share	$0.13	$(0.42)	$0.30	$(0.10)

Diluted earnings (loss) per share	$0.13	$(0.42)	$0.30	$(0.10)

Weighted average common shares outstanding:
— Basic	11,312	11,549	11,255	11,601
— Diluted	11,484	11,549	11,433	11,601
The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JULY 31, 2010 (Unaudited) AND OCTOBER 31, 2009
(in thousands, except share and per share data)

	July 31,	October 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$9,935	$15,863
Short-term investments	44,299	38,960
Accounts receivable, net	8,455	6,925
Inventories	9,246	7,724
Deferred income tax assets, net	421	367
Other current assets	1,840	1,755

Total current assets	74,196	71,594

Investments	6,759	5,926
Property, plant and equipment, net	3,334	3,719
Goodwill	3,620	3,618
Other intangible assets, net	6,319	6,841
Deferred income tax assets, net	1,844	2,022

Total assets	$96,072	$93,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,165	$1,962
Accrued expenses	5,510	5,747

Total current liabilities	6,675	7,709

Total liabilities	6,675	7,709

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of July 31, 2010 and October 31, 2009	—	—
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 11,324,241 and 11,398,874 as of July 31, 2010 and October 31, 2009, respectively	113	114
Additional paid-in capital	63,165	63,132
Accumulated other comprehensive income	50	92
Retained earnings	26,069	22,673

Total shareholders’ equity	89,397	86,011

Total liabilities and shareholders’ equity	$96,072	$93,720

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009
(in thousands)

	Nine Months Ended
	July 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,396	$(1,129)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	935	726
Amortization of intangible assets	591	330
Amortization of investment premium, net	1,213	683
Stock-based compensation	1,112	687
Tax benefit from stock option exercises	146	14
Deferred income taxes	124	(2,263)
Loss on disposition of property, plant and equipment	192	—
Impairment of investments	—	4,100
Acquired in-process research and development expense	—	3,500
Impairment of intangible assets	—	600

Change in operating assets and liabilities:
Accounts receivable	(1,530)	(1,117)
Inventories	(1,522)	56
Other current assets	(85)	942
Accounts payable	(797)	179
Accrued expenses	(237)	(341)

Net cash provided by operating activities	3,538	6,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(742)	(921)
Investments in patents, trademarks and licenses	(69)	(101)
Purchases of investments	(67,085)	(27,426)
Proceeds from the maturity or sale of investments	59,658	8,070
Purchase of assets of Pegasus Biologics, Inc.	—	(12,319)
Decrease in restricted cash	—	2,950
Other	(2)	(292)

Net cash used in investing activities	(8,240)	(30,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to stock-based compensation plans	1,262	439
Repurchase of the Company’s common stock	(2,552)	(8,126)
Excess tax benefit from stock option exercises	64	130

Net cash used in financing activities	(1,226)	(7,557)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,928)	(30,629)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,863	46,895

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,935	$16,266

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)
(1) BASIS OF PRESENTATION:
The accompanying condensed balance sheet of Synovis Life Technologies, Inc. (“Synovis” or the “Company”) as of October 31, 2009 has been derived from audited financial statements. The unaudited interim consolidated condensed financial statements as of July 31, 2010 and for the three and nine months ended July 31, 2010 and 2009, have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States (“GAAP”) for interim financial information and with the instructions to quarterly reports on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.
In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included. Operating results and cash flows for the three and nine months ended July 31, 2010 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the fiscal year ending October 31, 2010.
On July 17, 2009, the Company, through its newly formed and wholly-owned subsidiary Synovis Orthopedic and Woundcare, Inc., acquired substantially all of the assets of Pegasus Biologics, Inc., a Delaware corporation (“Pegasus”), located in Irvine, California. In accordance with ASC 805, Business Combinations (“ASC 805”), results of Synovis Orthopedic and Woundcare, Inc. (“Ortho & Wound”) are included in the Consolidated Condensed Financial Statements as of and for the three and nine months ended July 31, 2010 and in the Consolidated Condensed Balance Sheets as of July 31, 2010 and October 31, 2009. Operating results for Ortho & Wound from July 17, 2009 to July 31, 2009 are included in the Consolidated Condensed Statement of Operations for the three and nine months ended July 31, 2009.
All amounts included in the Notes to Consolidated Condensed Financial Statements are in thousands, except for share and per share data, and as specified otherwise.
(2) ACQUISITION OF BUSINESS:
On July 17, 2009, the Company, through its wholly-owned subsidiary Ortho & Wound completed the acquisition of substantially all of the assets of Pegasus from Comerica Bank (“Comerica”) pursuant to a Foreclosure Sale Agreement with Comerica dated as of July 2, 2009 (the “Foreclosure Sale Agreement”). The acquisition resulted from a sealed bid auction process after Pegasus effectively ceased operations when attempts to raise additional operating capital were unsuccessful. Pegasus, a privately held medical device company based in Irvine, California, focused on the development of advanced biological solutions for soft tissue repair.
Synovis paid $12,100 in cash to Comerica for the assets transferred. Synovis purchased the assets on an “as is,” “where is” basis and without recourse, subject to the representations and warranties provided for in the Foreclosure Sale Agreement.
Operating results for Ortho & Wound are included in the Consolidated Condensed Statements of Operations and cash flows for the three and nine months ended July 31, 2010. Operating results for Ortho & Wound from July 17, 2009 to July 31, 2009 are included in the Consolidated Condensed Statement of Operations for the three and nine months ended July 31, 2009. The assets acquired in the transaction are included in the Company’s consolidated condensed balance sheets as of July 31, 2010 and October 31, 2009.
The Company accounted for the acquisition of the assets of Pegasus under the purchase method of accounting. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired based on the Company’s determination of fair value at the acquisition date, and are consolidated with those of the Company. The purchase

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
price allocation was based upon estimates of the fair value of the assets acquired. Determination of fair value required the use of significant assumptions and estimates, including but not limited to, expected utilization of acquired inventory, future expected cash flows and applicable discount rates. The Company used the income approach to determine the fair value of the acquired intangible assets.
The following provides further information on the purchase price allocation:
Purchase Price

Cash payment	$12,100
Acquisition related costs	219

Total consideration	$12,319

Purchase Price Allocation

Accounts receivable	$50
Inventory	2,053
Other current assets	42
Property and equipment	674
Identifiable intangible assets
— Developed technology	6,000
— Acquired in-process research and development	3,500

Assets acquired	$12,319

In accordance with GAAP, the Company expensed the acquired in-process research and development costs of $3,500 in the third quarter of fiscal 2009. The Company assigned an eleven year weighted average amortization period to the identifiable developed technology assets. As the Company assigned the entire purchase price to tangible and identifiable intangible assets, none of the purchase price was allocated to goodwill.
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
The following provides unaudited pro forma financial information for the three and nine months ended July 31, 2009, assuming the Company consummated the purchase of the assets of Pegasus as of November 1, 2008:

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

	Three months ended	Nine months ended
	July 31, 2009	July 31, 2009

Net revenue	$15,581	$48,466

Net loss	$(2,809)	$(4,581)

Net loss per share — basic and diluted	$($0.24)	$($0.39)

(3) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

	July 31,	October 31,
	2010	2009
Inventories consist of the following:
Finished goods	$2,741	$2,793
Work in process	5,266	3,573
Raw materials	1,239	1,358

	$9,246	$7,724

	July 31,	October 31,
	2010	2009
Accrued expenses consist of the following:
Accrued employee compensation and related taxes	$3,757	$3,081
Accrued income taxes	642	1,128
Other accrued expenses	1,111	1,538

	$5,510	$5,747

(4) INVESTMENTS:
The following table summarizes the Company’s cash, cash equivalents and investments at July 31, 2010 and October 31, 2009:

	July 31, 2010
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value

Cash	$6,530	$—	$6,530
Money Market Funds	3,405	—	3,405
Commercial Paper	2,990	—	2,990
Treasury and Agency Notes	3,001	—	3,001
Municipal Bonds	35,577	36	35,613
Corporate Bonds	9,440	14	9,454

Total	$60,943	$50	$60,993

Cash and cash equivalents	$9,935	$—	$9,935
Short-term investments	44,263	36	44,299

Long-term investments	6,745	14	6,759

Total	$60,943	$50	$60,993

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

	October 31, 2009
	Amortized Cost	Unrealized Gain	Estimated Fair Value

Cash	$1,752	$—	$1,752
Money Market Funds	14,111	—	14,111
Municipal Bonds	44,794	92	44,886

Total	$60,657	$92	$60,749

Cash and cash equivalents	$15,863	$—	$15,863
Short-term investments	38,879	81	38,960
Long-term investments	5,915	11	5,926

Total	$60,657	$92	$60,749

At July 31, 2010, the Company’s long-term investments have varying maturities through fiscal 2012.
The Company recorded an unrealized gain on investments of $50 and $92 at July 31, 2010 and October 31, 2009, respectively, which was reflected as accumulated other comprehensive income.
During the three- and nine-months ended July 31, 2009, the Company recorded an other-than-temporary impairment of $4,100 related to its auction rate securities (“ARS investments”) due to a change by management in their intent and uncertainty regarding their ability to hold such ARS investments until a complete and full recovery of the investment’s par value. The other-than-temporary ARS impairment expense was reflected in the Company’s Consolidated Condensed Statements of Operations as a non-operating charge for the three- and nine-months ended July 31, 2009. During the fourth quarter of fiscal 2009, the Company sold its ARS investments, which had a par value of $9,000, for $7,650, realizing a loss on sale of $1,350.
(5) FAIR VALUE MEASUREMENTS:
The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of inputs that may be used to measure fair value are as follows:
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

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
The fair value estimates provided by the pricing service for the Company’s municipal bond investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for the Company’s investments were determined based on Level 2 inputs at July 31, 2010 and October 31, 2009.
(6) GOODWILL AND OTHER INTANGIBLE ASSETS:
The following table summarizes the Company’s amortized intangible assets:

	As of July 31,		As of October 31,
	2010		2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents and trademarks	$1,256	$638	$1,187	$600
Developed technology	7,418	1,816	7,418	1,283
Non-compete and other	634	626	634	612
Licenses	100	9	100	3

Total	$9,408	$3,089	$9,339	$2,498

Amortization expense was $591 and $330 for the nine months ended July 31, 2010 and 2009, respectively. The estimated amortization expense for each of the next five years is approximately $800 per year based on the current amortizable intangible assets owned by the Company.
The Company had goodwill of $3,620 at July 31, 2010 and $3,618 at October 31, 2009. No impairment losses of goodwill and other intangible assets were incurred during the three and nine months ended July 31, 2010. In the three and nine months ended July 31, 2009, the Company recorded an impairment charge of $600 related to identifiable intangible assets from its fiscal 2007 acquisition of the 4Closure™ Surgical Fascia Closure System. This expense is recorded as “other” operating expense in the Consolidated Condensed Statement of Operations.
(7) INCOME TAXES:
Significant judgment is required in evaluating tax positions and determining the Company’s provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that the tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
The Company is subject to income taxes in the U.S. Federal jurisdiction, Minnesota, Puerto Rico and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the fiscal years ended before October 31, 2007. The Company was recently under examination for the years ended October 31, 2008 and 2007 by the Internal Revenue Service. The examination concluded in February 2010 and did not have a significant impact on the recognition of unrecognized tax benefits.
(8) STOCK-BASED COMPENSATION:
The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) permits the Company to grant incentive stock options, non-qualified stock options and share awards to eligible recipients.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). Total stock-based compensation expense included in the Consolidated Condensed Statements of Operations for the three months ended July 31, 2010 and 2009, was $363 ($252, net of tax) and $252 ($218, net of tax), respectively. Total stock-based compensation expense included in the Consolidated Condensed Statements of Operations for the nine months ended July 31, 2010 and 2009, was $1,112 ($789, net of tax) and $687 ($591, net of tax), respectively. Stock-based compensation expense is presently expected to be approximately $375 in the fourth quarter of fiscal 2010.
During the nine months ended July 31, 2010, the Company granted 683,300 stock options at a weighted average exercise price per share of $12.07. During the nine months ended July 31, 2009, the Company granted 161,880 stock options at a weighted average exercise price per share of $15.24. The Black-Scholes option valuation assumptions used were as follows:

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
(9) EARNINGS PER SHARE (“EPS”):
The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Denominator for basic earnings per share — weighted-average common shares	11,312,025	11,548,669	11,254,964	11,600,967

Shares associated with option plans	171,628	—	178,515	—

Denominator for diluted earnings per share — weighted-average common shares and dilutive potential common shares	11,483,653	11,548,669	11,433,479	11,600,967

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) — (continued)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Options excluded from EPS calculation because the option’s exercise price and unamortized expense are greater than the average market price of the Company’s common stock	811,911	180,619	857,102	173,560

(10) SHAREHOLDERS’ EQUITY:
During the nine months ended July 31, 2010, options to purchase 130,571 shares of the Company’s common stock were exercised at prices between $6.00 and $10.75 per share. During the nine months ended July 31, 2009, options to purchase 43,776 shares of the Company’s common stock were exercised at prices between $7.50 and $16.43 per share.
(11) REPURCHASE OF COMMON SHARES:
In September 2009, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock. The Company repurchased 213,377 shares under this authorization during the nine months ended July 31, 2010, at an average purchase price of $11.96 per share. As of July 31, 2010, the Company had repurchased an aggregate of 433,781 shares of its common stock for aggregate consideration of $5,445 under this repurchase program. In May 2008, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. This repurchase authorization was completed in the first half of fiscal 2009, during which the Company repurchased 496,000 shares at an average purchase price of $16.39 per share. In March 2010, the Company’s Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s common stock. No repurchases have occurred to date under this authorization.
(12) COMPREHENSIVE INCOME:
The following table summarizes the components of comprehensive income:

	Three Months Ended		Nine months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Net income (loss)	$1,508	$(4,874)	$3,396	$(1,129)

Changes in unrealized gain/(loss):
Unrealized gain/(loss) on auction rate securities	—	3,633	—	2,429
Unrealized gain/(loss) on investments	55	(57)	(42)	130

Other comprehensive income (loss)	55	3,576	(42)	2,559

Comprehensive income (loss)	$1,563	$(1,298)	$3,354	$1,430

(13) NEW ACCOUNTING PRONOUNCEMENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements:
The disclosures in this Quarterly Report on Form 10-Q include “forward-looking statements” made under the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “should”, “could”, “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, the ability of our sales force to grow revenues, the impact of increased competition in various markets we serve, our ability to re-establish the Ortho & Wound products in the marketplace, outcomes of clinical and marketing studies as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, any operational or financial impact from the current global economic downturn, the impact of recently enacted healthcare reform legislation, as well as other factors found in our filings with the SEC, such as the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and in subsequent quarterly reports on Form 10-Q.
Business Overview
Synovis Life Technologies, Inc., a diversified medical device company, develops, manufactures and markets biological and mechanical products used by several surgical specialties to facilitate the repair and reconstruction of soft tissue damaged or destroyed by disease or injury. Our products include implantable biomaterials for soft tissue repair, devices for microsurgery and surgical tools — all designed to reduce risks and/or facilitate critical surgeries, improve patient outcomes and reduce healthcare costs.
On July 17, 2009, the Company, through its wholly-owned subsidiary Synovis Orthopedic and Woundcare, Inc., (“Ortho & Wound”) acquired substantially all of the assets of Pegasus Biologics, Inc., a Delaware corporation (“Pegasus”). The acquisition resulted from a sealed bid auction process after Pegasus effectively ceased operations when attempts to raise additional operating capital were unsuccessful. Our Ortho & Wound business is focused on developing advanced biological solutions for soft tissue repair, primarily within the orthopedic and wound care markets. We paid $12,100 in cash to Comerica Bank for the assets transferred. See Note 2 to the consolidated condensed financial statements included in this report on Form 10-Q for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Results of Operations
Comparison of the Three Months Ended July 31, 2010 with the Three Months Ended July 31, 2009 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the third quarter of fiscal 2010 and fiscal 2009:

	For the quarter ended		For the quarter ended
	July 31, 2010		July 31, 2009		Change
	$	%	$	%	$	%

Net revenue	$17,637	100.0%	$15,032	100.0%	$2,605	17.3%
Cost of revenue	4,901	27.8	4,257	28.3	644	15.1

Gross margin	12,736	72.2	10,775	71.7	1,961	18.2

Selling, general and administrative	9,543	54.1	7,384	49.1	2,159	29.2
Research and development	896	5.1	945	6.3	(49)	(5.2)
Other	—	—	4,100	27.3	(4,100)	(100.0)

Operating expenses	10,439	59.2	12,429	82.7	(1,990)	(16.0)

Operating income (loss)	$2,297	13.0%	$(1,654)	(11.0%)	$3,951	n.m.

We generated net revenue of $17,637 in the third quarter of fiscal 2010, an increase of $2,605 or 17% from $15,032 in the year-ago quarter. The following table summarizes net revenue by product group and geography:

	For the quarter ended
	July 31,
	2010	%	2009	%

Veritas®	$3,614	21%	$2,328	16%
Peri-Strips®	5,130	29%	4,833	32%
Tissue-Guard	4,303	25%	4,067	27%
Microsurgery	2,719	15%	2,414	16%
Ortho and Wound	588	3%	—	0%
Surgical tools and other	1,283	7%	1,390	9%

Total	$17,637	100%	$15,032	100%

Domestic	$14,805	84%	$12,705	84%
International	2,832	16%	2,327	16%

Total	$17,637	100%	$15,032	100%

The increase in net revenue in the third quarter of fiscal 2010 compared to the prior-year quarter was primarily due to the following:
•	Incremental worldwide units sold increased revenue approximately $1,383;

•	Ortho and Wound products, acquired in an acquisition, increased revenue $588; and

•	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $634.
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
representatives for our Ortho and Wound products. As of July 31, 2010, we have a total of 73 direct sales representatives in the U.S. 56 direct sales representatives sell our Veritas, Peri-Strips, Tissue-Guard and Surgical tools and other products, nine direct sales representatives sell our microsurgery products and eight direct sales representatives sell our Ortho & Wound products.
For our Ortho and Wound products, we are in the process of establishing a hybrid sales model in the U.S. comprised of both direct sales representatives and independent distributors. In the U.S., we have completed the hiring and training of eight direct sales representatives and have signed contracts with 12 independent distributors (each with multiple sales representatives) as of July 31, 2010. This structure presently provides sales coverage to approximately two-thirds of the U.S. population. We expect to appoint additional independent distributors in the future to complete our coverage in the U.S. Internationally, we have three independent distributors serving Italy, Spain and Germany, and are presently seeking to expand our European coverage through the appointment of additional independent distributors.
The increase in worldwide units sold was primarily attributable to the expansion of our direct sales force, increased market acceptance of Veritas into the worldwide hernia and general surgery markets and increased market penetration of our microsurgery products.
Revenue from Veritas patch products was $3,614 in the third quarter of fiscal 2010, an increase of $1,286 or 55% from $2,328 in the third quarter of fiscal 2009. Veritas revenue growth in fiscal 2010 was primarily driven by incremental sales into the domestic hernia, reconstructive and general surgery markets. Additionally, late in the fourth quarter of fiscal 2009, we received CE Mark approval for the use of Veritas in hernia and breast reconstruction and commenced selling Veritas to our European distributors. Higher average net selling prices also contributed to the revenue increase in the third quarter of fiscal 2010. Veritas is an extremely strong and conformable biomaterial which acts as a “scaffold” that enables rapid repopulation and revascularization by the surrounding host tissue.
Worldwide net revenue from Peri-Strips was $5,130 in the third quarter of fiscal 2010, an increase of 6% from $4,833 in the third quarter of fiscal 2009. The increase was driven by higher average net selling prices and higher units sold in the current quarter. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery.
During the third quarter of fiscal 2010, worldwide revenue from Peri-Strips products which are used with Ethicon staplers increased 22% from the third quarter of fiscal 2009 and also increased 12% from the second quarter of fiscal 2010. This was partially offset by revenue for Peri-Strips products used with Covidien staplers decreasing 19% from the third quarter of fiscal 2009, but increasing 9% from the second quarter of fiscal 2010. Covidien launched a buttress product supplied integral with their stapler cartridges in mid fiscal 2009. We are addressing the Covidien competitive threat by highlighting the clinical history and product performance of Peri-Strips through our expanded direct sales force, efforts to convert additional non-buttressing surgeons and continuing research activities to highlight the benefits of Peri-Strips compared to other buttress products.
Revenue from Tissue-Guard patch products was $4,303 in the third quarter of fiscal 2010, an increase of 6% from $4,067 in the third quarter of fiscal 2009. Higher average net selling prices and higher units sold in the current period were the primary drivers of the increase. Our Tissue-Guard family of products is used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurologic procedures.
Revenue from Microsurgery was $2,719 in the third quarter of fiscal 2010, an increase of $305 or 13% from $2,414 in the year-ago period. The revenue growth was primarily driven by increased units sold in the current period, largely attributable to our fiscal 2009 expansion of our sales force. Additionally in the third quarter of fiscal 2010, we initiated our full U.S. market launch of the Flow Coupler®. The Flow Coupler enhances our Microsurgery

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
product offerings by combining our existing Coupler with Doppler technology, enabling physicians to verify and monitor blood flow.
Revenue from Ortho and Wound products was $588 in the third quarter of fiscal 2010, which reflected growth of 32% sequentially from revenue of $446 in the second quarter of fiscal 2010. Approximately two-thirds of Ortho and Wound’s third quarter revenues resulted from sales of our Unite Biomatrix, which is used to treat chronic wounds primarily caused by diabetic and venous foot and leg ulcers. The remaining one-third of Ortho & Wound revenues were from OrthAdapt, a biomaterial used in a variety of tendon repairs, most notably rotator cuff, Achilles and peroneal tendons. Our Ortho and Wound sales representatives are presently developing their sales territories and customer base by establishing relationships with pre-acquisition customers as well as prospecting for new customers.
Our gross margin was 72.2% in the third quarter of fiscal 2010, up slightly from the third quarter of fiscal 2009. The margin was primarily impacted by favorable sales mix (product and geographic) and higher average net selling prices, offset by lower gross margins associated with our Ortho & Wound products. Factors which affect gross margin include sales mix among geographies and product lines, volume and other production activities. Accordingly, our gross margins may fluctuate from period to period based on variations in these factors.
Selling, general and administrative (“SG&A”) expense during the third quarter of fiscal 2010 was $9,543, an increase of $2,159 or 29% from SG&A expense of $7,384 in the third quarter of fiscal 2009. As a percentage of net revenue, SG&A expense was 54% in the third quarter of fiscal 2010 as compared to 49% in the prior-year quarter. The current quarter SG&A increase was due to $1,138 of incremental SG&A expenses related to our Ortho & Wound business, which was acquired in July 2009, as well as approximately $900 of incremental expense related to the expansion of our direct sales force to 65 sales representatives in the second half of fiscal 2009. Additionally, stock-based compensation expense was $363 in the current quarter, up from $252 in the third quarter of fiscal 2009.
In fiscal 2010, we expect to incur significant additional SG&A expense as compared to fiscal 2009 due to a full year of expense related to our expanded sales force. In addition, we will incur a full year of Ortho & Wound operating activity as compared to three and a half months of operating activity in fiscal 2009.
Research and development (“R&D”) expense totaled $896 during the third quarter of fiscal 2010, a decrease of $49 or 5% from R&D expense of $945 in the prior-year quarter, driven by the timing of internal and external project-related research activities. In the third quarter of fiscal 2010, our research and development activities focused on, among others, research to potentially expand the indications of our Veritas product into new markets, providing research and clinical data to support the use of Veritas in various surgical procedures, exploring process improvements and product enhancements for our proprietary tissue products and further development of an orthopedic product and related instrumentation. R&D expense fluctuates from period to period based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.
In the third quarter of fiscal 2009, we recorded other operating expenses of $4,100. First, we expensed acquired in-process R&D costs of $3,500 related to our acquisition of the assets of Pegasus, as it was determined the related projects had not achieved technological feasibility. Second, we recorded an impairment charge of $600 related to identifiable intangible assets related to our fiscal 2007 acquisition of the 4Closure™ Surgical Fascia Closure System following an impairment analysis. This analysis was performed as a result of a delay in the expected third quarter of fiscal 2009 re-launch and re-brand of the product, combined with actual revenues since acquisition not meeting projected expectations. No such other operating expenses were recorded in the third quarter of fiscal 2010.
We recorded operating income of $2,297 in the third quarter of fiscal 2010, as compared to an operating loss of $1,654 in the third quarter of fiscal 2009. The increase in operating income in the third quarter of fiscal 2010 as

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
compared to the loss in the prior-year period was driven by the aforementioned third quarter of fiscal 2009 other operating charges of acquired in-process R&D expense of $3,500 and identifiable intangible asset impairment of $600, as well as by higher revenues and associated gross margin contribution in the current-year period. This was partially offset by the aforementioned expense related to investments in our Ortho & Wound business and the expansion of our domestic sales force. Interest income was $59 in the third quarter of fiscal 2010 compared with $190 in the third quarter of fiscal 2009, primarily due to significantly lower investment yields and lower investment balances in the current period. Additionally in the third quarter of fiscal 2009, we recorded an impairment of $4,100 related to an other-than-temporary write-down of our auction rate securities (“ARS”) due to a change in our intent and ability to hold these investments until a complete recovery of par value.
We recorded a provision for income taxes in the third quarter of fiscal 2010 of $848 at an effective tax rate of 36%, the rate we presently expect for the full fiscal year. In the prior-year, our tax rate benefitted from federal R&D credits, but as the federal laws governing R&D credits expired at December 31, 2009 and have not been reinstated, our fiscal 2010 estimated tax rate incorporates only minimal expected benefit from these R&D credits. Our effective tax rate in fiscal 2010 is expected to be sensitive to the level of pretax income, R&D credits and other permanent items relative to pre-tax income. In the third quarter of fiscal 2009, we recorded a benefit from income taxes in the third quarter of fiscal 2009 of $690. This benefit is at an effective tax rate of 47% of pretax income excluding the $4,100 impairment of ARS. The $4,100 impairment represented a capital loss, however, we did not record any tax benefit in the third quarter of fiscal 2009 related to the ARS impairment as we were uncertain as to when the capital loss would be realized for tax purposes, and if realized, whether we would have sufficient capital gains to offset such loss.
Comparison of the Nine months Ended July 31, 2010 with the Nine months Ended July 31, 2009 (in thousands except per share data)
The following table summarizes our consolidated condensed operating results for the first nine months of fiscal 2010 and fiscal 2009:

	For the nine months ended		For the nine months ended
	July 31, 2010		July 31, 2009		Change
	$	%	$	%	$	%

Net revenue	$50,449	100.0%	$43,201	100.0%	$7,248	16.8%
Cost of revenue	13,999	27.7	12,306	28.5	1,693	13.8

Gross margin	36,450	72.3	30,895	71.5	5,555	18.0

Selling, general and administrative	28,258	56.0	20,723	47.9	7,535	36.4
Research and development	3,097	6.2	2,712	6.3	385	14.2
Other	—	—	4,100	9.5	(4,100)	(100.0)

Operating expenses	31,355	62.2	27,535	63.7	3,820	13.9

Operating income	$5,095	10.1%	$3,360	7.8%	$1,735	51.6%

We generated net revenue of $50,449 in the first three quarters of fiscal 2010, an increase of $7,248 or 17% from $43,201 in the year-ago period. The following table summarizes net revenue by product group and geography:

	For the nine months ended
	July 31,
	2010	%	2009	%

Veritas®	$10,707	22%	$5,979	14%
Peri-Strips®	14,261	28%	14,677	34%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

	For the nine months ended
	July 31,
	2010	%	2009	%

Tissue-Guard	12,328	24%	11,886	27%
Microsurgery	7,897	16%	6,300	15%
Ortho and Wound	1,193	2%	—	0%
Surgical tools and other	4,063	8%	4,359	10%

Total	$50,449	100%	$43,201	100%

Domestic	$42,453	84%	$36,372	84%
International	7,996	16%	6,829	16%

Total	$50,449	100%	$43,201	100%

The increase in net revenue in the first three quarters of fiscal 2010 compared to the prior-year period was primarily due to the following:
•	Incremental worldwide units sold increased revenue approximately $4,470;

•	Ortho and Wound products, acquired in an acquisition, increased revenue $1,193; and

•	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $1,585.
The increase in worldwide units sold was primarily attributable to the expansion of our direct sales force, increased market acceptance of Veritas into the worldwide hernia and general surgery markets and increased market penetration of our microsurgery products.
Revenue from Veritas patch products was $10,707 in the first nine months of fiscal 2010, an increase of $4,728 or 79% from $5,979 in the first nine months of fiscal 2009. Veritas revenue growth in fiscal 2010 was primarily driven by incremental sales into the domestic hernia, reconstructive and general surgery markets. Additionally, late in the fourth quarter of fiscal 2009, we received CE Mark approval for the use of Veritas in hernia and breast reconstruction and commenced selling Veritas to our European distributors. Higher average net selling prices also contributed to the revenue increase in the first three quarters of fiscal 2010.
Worldwide net revenue from Peri-Strips was $14,261 in the first three quarters of fiscal 2010, a decrease of 3% from $14,677 in the first three quarters of fiscal 2009. The current year decrease in Peri-Strips revenue was due to the impact of increasing competition within the buttressing market. Covidien, one of the two primary companies which offer surgical staplers on which our Peri-Strips products are used, launched a buttress product in mid-fiscal 2009 supplied integral with their stapler cartridges. During the first three quarters of fiscal 2010, worldwide revenue from Peri-Strips products which are used with Covidien staplers decreased 34% from the first three quarters of fiscal 2009. This was partially offset by revenue for Peri-Strips products used with Ethicon staplers increasing 19% from the first three quarters of fiscal 2009. We are addressing the Covidien competitive threat by highlighting the clinical history and product performance of Peri-Strips through our expanded direct sales force, efforts to convert additional non-buttressing surgeons and continuing research activities to highlight the benefits of Peri-Strips compared to other buttress products.
Revenue from Tissue-Guard patch products was $12,328 in the first nine months of fiscal 2010, an increase of 4% from $11,886 in the first nine months of fiscal 2009. Higher average net selling prices due to increases in worldwide hospital list prices was the primary driver of the increase.
Revenue from Microsurgery was $7,897 in the first three quarters of fiscal 2010, an increase of $1,597 or 25% from $6,300 in the year-ago period. The revenue growth was primarily driven by the fiscal 2009 expansion of our sales force as well as the third quarter domestic market launch of the Flow Coupler, resulting in a 23% increase in Coupler unit sales in the current year period. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Revenue from Ortho & Wound products was $1,193 in the first three quarters of fiscal 2010. Revenues from Unite Biomatrix and OrthAdapt accounted for 56% and 44% of Ortho and Wound’s revenues for the first nine months of fiscal 2010, respectively. Our Ortho & Wound sales representatives are presently developing their sales territories and customer base by establishing relationships with pre-acquisition customers as well as prospecting for new customers.
Our gross margin increased nearly one percentage point to 72.3% in the first three quarters of fiscal 2010 from 71.5% during the comparative period of fiscal 2009. The margin increase was due primarily to sales mix (product and geographic) and higher average net selling prices, partially offset by lower manufacturing utilization in the current year.
SG&A expense during the first three quarters of fiscal 2010 was $28,258, an increase of $7,535 or 36% from SG&A expense of $20,723 in the first three quarters of fiscal 2009. As a percentage of net revenue, SG&A expense was 56% in the first three quarters of fiscal 2010 as compared to 48% in the comparative period of fiscal 2009. The current-year SG&A increase was due to $3,801 of incremental SG&A expenses related to our Ortho & Wound business, which was acquired in July 2009, as well as approximately $3,500 of incremental expense related to the expansion of our direct sales force to 65 sales representatives in the second half of fiscal 2009. Additionally, stock-based compensation expense was $1,112 in the first three quarters of fiscal 2010, an increase from $687 in the first three quarters of fiscal 2009.
R&D expense totaled $3,097 during the first three quarters of fiscal 2010, an increase of $385 or 14% from R&D expense of $2,712 in the prior-year period, driven by $479 in R&D expense from our Ortho & Wound business. In fiscal 2010, we expect R&D expense to increase compared to fiscal 2009 due to several activities, including research to potentially expand the indications of our Veritas product into new markets, providing research and clinical data to support the use of Veritas in various surgical procedures, exploring process improvements and product enhancements for our proprietary tissue products, comparing PSD performance to its competition, advancing the technology of the Coupler and further development of an orthopedic product and related instrumentation. R&D expense fluctuates from year to year based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.
In the first three quarters of fiscal 2009, we recorded other operating expenses of $4,100. First, we expensed acquired in-process R&D costs of $3,500 related to our acquisition of the assets of Pegasus, as it was determined the related projects had not achieved technological feasibility. Second, we recorded an impairment charge of $600 on identifiable intangible assets related to our fiscal 2007 acquisition of 4Closure following an impairment analysis. This analysis was performed as a result of a delay in the expected third quarter of fiscal 2009 re-launch and re-brand of the product, combined with actual revenues since acquisition not meeting projected expectations. No such other operating expenses were recorded in the first three quarters of fiscal 2010.
We recorded operating income of $5,095 in the first three quarters of fiscal 2010, as compared to operating income of $3,360 in the first three quarters of fiscal 2009. The increase in operating income in the first three quarters of fiscal 2010 as compared to the prior-year period was driven by the aforementioned third quarter of fiscal 2009 other operating charges of acquired in-process R&D expense of $3,500 and identifiable intangible asset impairment of $600, as well as by higher revenues and associated gross margin in the current-year period. This was partially offset by the aforementioned expense related to investments in our Ortho & Wound business and the expansion of our domestic sales force. Interest income was $211 in the first nine months of fiscal 2010 compared with $766 in the first nine months of fiscal 2009, primarily due to significantly lower investment yields and lower investment balances in the current period. Additionally in the first three quarters of fiscal 2009, we recorded an impairment of $4,100 related to an other-than-temporary write-down of our ARS due to a change in our intent and ability to hold these investments until a complete recovery of par value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
We recorded a provision for income taxes in the first three quarters of fiscal 2010 of $1,910 at an effective tax rate of 36%, the rate we presently expect for the full fiscal year. In the prior-year, our tax rate benefitted from federal R&D credits, but as the federal laws governing R&D credits expired at December 31, 2009 and have not been reinstated, our fiscal 2010 estimated tax rate incorporates only minimal expected benefit from these R&D credits. Our effective tax rate in fiscal 2010 is expected to be highly sensitive to the level of pretax income, R&D credits and other permanent items relative to pre-tax income. In the first three quarters of fiscal 2009, we recorded income tax expense of $1,155. This expense is at an effective tax rate of 28% of pretax income excluding the $4,100 impairment of ARS. The $4,100 impairment represented a capital loss, however, we did not record any tax benefit in the first three quarters of fiscal 2009 related to the ARS impairment as we were uncertain as to when the capital loss would be realized for tax purposes, and if realized, whether we would have sufficient capital gains to offset such loss.
Liquidity and Capital Resources
Cash, cash equivalents and investments totaled $60,993 as of July 31, 2010, an increase of $244 from $60,749 as of October 31, 2009. Included in the above, we have $6,759 of investments classified as non-current as of July 31, 2010. Working capital at July 31, 2010 and October 31, 2009 was $67,521 and $63,885, respectively. We have no long-term debt. We currently expect our cash and investments on hand, along with funds from operations to be sufficient to cover both our short- and long-term operating requirements, subject however, to numerous variables, including acquisition opportunities and the growth and profitability of the business.
The increase in cash, cash equivalents and investments was primarily due to cash provided by net income and non cash items, as well as proceeds from stock-based compensation programs of $1,326, largely offset by the use of cash of $2,552 to repurchase 213,377 shares of our common stock in the first nine months of fiscal 2010 and $4,171 of cash used for working capital to support higher revenue levels.
Operating activities provided cash of $3,538 in the first nine months of fiscal 2010, as compared to providing cash of $6,967 during the first nine months of fiscal 2009. During the current-year period, working capital requirements used cash of $4,171, primarily for accounts receivable and inventory to support higher revenue levels. Partially offsetting the use of cash for working capital was net income of $3,396 and non cash items of $4,313. In the first three quarters of fiscal 2009, we had non-cash charges items which increased cash by a total of $8,377. The most significant of these non-cash items were $4,100 in ARS impairment, $3,500 in acquired in-process R&D expenses and $600 impairment to identifiable intangible assets.
Investing activities used cash of $8,240 during the first nine months of fiscal 2010 compared to cash used of $30,039 during the first nine months of fiscal 2009. In fiscal 2010, we used net cash of $7,427 to purchase short- and long-term municipal bonds as part of our investment strategy. In the first nine months of fiscal 2009 we used net cash of $19,356 to purchase investments. Additionally in the first three quarters of fiscal 2009, we used cash of $12,319 for the acquisition of the assets of Pegasus. We also recorded $742 in purchases of property, plant and equipment in the first nine months of fiscal 2010, compared to purchases of $921 in the first nine months of fiscal 2009.
Financing activities used cash of $1,226 in the first nine months of fiscal 2010 and used cash of $7,557 in the first nine months of fiscal 2009, both primarily due to stock repurchases. Cash provided from stock-based compensation plans totaled $1,326 in the first three quarters of fiscal 2010, as compared to $569 in the first three quarters of fiscal 2009.
In October 2009, we sold our auction rate securities (“ARS”), which had a par value of $9,000, for $7,650, recording a loss on sale of $1,350. Should a regulatory or other settlement occur during the 24 months subsequent to the date of ARS sale in which we would have otherwise been eligible to tender any of our ARS, we will be entitled to an additional payment of the amount we would have received in such settlement that is in excess of the amount of sales

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
proceeds received by us up to the securities par value. We are presently not aware of any regulatory or other settlement involving ARS in which we would be eligible to participate, nor do we expect any such settlement in the future.
Critical Accounting Policies
Investments: Our investments consist of taxable and tax-exempt commercial paper, treasury and agency securities, corporate bond and municipal bond investments. Our investment policy seeks to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. We account for all of our investments as “available-for-sale” and report these investments at fair value, with unrealized gains and losses excluded from earnings and reported in “Accumulated Other Comprehensive Income (Loss),” a component of shareholders’ equity. At July 31, 2010 and October 31, 2009, we recorded an unrealized gain on investments of $50 and $92, respectively, which was reflected as accumulated other comprehensive income in shareholder’s equity.
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
New Accounting Standards
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 clarifies and improves disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim periods and fiscal years beginning after February 1, 2010. The adoption of ASU 2010-06 did not have a material impact on our financial condition or results of operations.
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
ITEM 1A. RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended October 31, 2009 under the heading “Part I — Item 1A. Risk Factors,” and in our subsequent quarterly reports on Form 10-Q under the heading “Part II — Item 1A. Risk Factors” which could materially adversely affect our business, financial condition or operating results. There has been no material changes in the risk factors.
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

SYNOVIS LIFE TECHNOLOGIES, INC.
Dated: September 2, 2010	/s/ Brett Reynolds
Brett Reynolds
Vice President of Finance, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (filed herewith electronically).