Form 10-K
period 2010-10-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2011-01-05
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

As of April 30, 2010, the last business day of the registrant’s second quarter of fiscal 2010, 11,298,157 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the registrant’s outstanding Common Stock (based upon the closing price of the Common Stock on that date as reported by the Nasdaq Global Market), excluding outstanding shares owned beneficially by executive officers, directors and affiliates, was approximately $160,085,000.

As of December 20, 2010, 11,258,033 shares of the registrant’s Common Stock were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference (to the extent specific sections are referred to herein) information from the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held March 3, 2011 (the “2011 Proxy Statement”).

Except where the context otherwise requires, references in this Annual Report on Form 10-K to “Synovis”, “Company”, “we”, and “our” are to Synovis Life Technologies, Inc. and its subsidiaries collectively.

Registered Trademarks:

APEX processing®, Dura-Guard®, Flo-Rester®, Flo-Thru Flo-Rester®, Flo-thru Intraluminal Shunt®, Flow Coupler®, Neurotube®, OrthAdapt®, Peri-Guard®, Peri-Strips®, Peri-Strips Dry®, Supple Peri-Guard®, Synovis®, Ultifix®, Ultister®, Unite®, Vascu-Guard® and Veritas®, are registered trademarks of the Company.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are “forward — looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “should”, “will”, “expect”, “believe”, “anticipate”, “estimate,” “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors set forth under the heading “Risk Factors” beginning in Part I, Item 1A on this Form 10-K.

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

In January 2008, we sold substantially all of the assets of our former interventional business to Heraeus Vadnais, Inc. and its related entities. Our interventional business developed and manufactured metal and polymer components and assemblies used in or with implantable or minimally invasive devices for cardiac rhythm management, neurostimulation, vascular and other procedures. Operating results pertaining to our former interventional business for the fiscal year ended October 31, 2008 has been reclassified and presented as discontinued operations. Unless otherwise indicated, the following description of our business refers only to our continuing operations.

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

(b)	Financial Information about Industry Segments

We operate as three segments but these segments have similar economic characteristics and are similar in the nature of products sold, types of customers, methods used to sell our products and regulatory environment. Accordingly, management believes that we meet the criteria for aggregating our operating segments of our operations into a singular reporting segment.

(c)	Narrative Description of Business

The table below summarizes the revenue contributed by our significant products or product lines for the periods indicated.

	Years Ended October 31,
	2010		2009		2008
	$	%	$	%	$	%
	($ in thousands)

Net Revenue:
Veritas®	$14,368	21%	$8,757	15%	$4,468	9%
Peri-Strips®	19,414	28%	19,384	33%	17,653	35%
Tissue-Guard	16,550	24%	15,806	27%	14,477	29%
Microsurgery	11,020	16%	8,668	15%	7,749	16%
Surgical Tools and other	5,335	8%	5,531	10%	5,453	11%
Orthopedic and Wound	1,878	3%	65	0%	—	0%

Total Net Revenue	$68,565	100%	$58,211	100%	$49,800	100%

Domestic	$57,700	84%	$49,290	85%	$42,190	85%
International	10,865	16%	8,921	15%	7,610	15%

Worldwide	$68,565	100%	$58,211	100%	$49,800	100%

Products, Markets and Competition

Business Description

We are a diversified medical device company which develops, manufactures and markets biological and mechanical products used by several surgical specialties to facilitate the repair and reconstruction of soft tissue damaged or destroyed by disease or injury. Our products include implantable biomaterials for soft tissue repair, devices for microsurgery and surgical tools — all designed to reduce risks and/or facilitate critical surgeries, improve patient outcomes and reduce healthcare costs.

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

We process pericardium using proprietary and patented technologies to create three distinct product platforms:

•	Our Veritas tissue processing results in an extremely strong and conformable biomaterial. Once implanted, Veritas acts as a scaffold that is rapidly revascularized and repopulated by the patient’s surrounding tissue. Animal studies have demonstrated the formation of new blood vessels (angiogenesis) and cell in-growth with Veritas as early as 28 days post-implant. The Veritas tissue format is used to manufacture our Veritas Collagen Matrix, Peri-Strips Veritas and Peri-Strips Veritas Circular products.

•	Our Apex tissue processing creates a permanent patch or buttress that provides enduring strength and reinforcement to a repair site or staple line. Apex processing is used to manufacture our Tissue-Guard and Peri-Strips Apex products.

•	Our flexible cross-linking technologies are based on proprietary stabilization and sterilization processes, resulting in a safe, sterile, structurally sound, biologic scaffold of highly organized collagen for soft tissue repair. We have exclusive worldwide licenses for these processes for use in orthopedic, oral/dental, spinal and neurological, abdominal and thoracic, breast and wound applications and such licenses are used to manufacture our Ortho & Wound OrthADAPT® Bioimplant and Unite® Biomatrix products.

Veritas.  Veritas is used in surgery to repair soft tissue. Veritas accounted for 21% of our revenue in fiscal 2010, compared with 15% in fiscal 2009. We launched Veritas into the complex ventral hernia repair market in the U.S. during fiscal 2007, following our 510(k) market clearance which indicated Veritas as having minimal tissue attachment. We launched Veritas into the breast reconstruction market in the U.S. in fiscal 2008. Veritas has been used by surgeons in a broad range of procedures since launch, including breast reconstruction, chest wall repair and repair of complex ventral, hiatal, and parastomal hernias. Overall surgical results and experience with Veritas in these applications have been favorable. In the fourth quarter of fiscal 2009, we launched Veritas in Europe after obtaining CE Mark approval for soft tissue repair of breast reconstruction, chest wall repair and a variety of hernia indications.

Peri-Strips.  Peri-Strips (“PSD”) is a biomaterial stapling buttress used as reinforcement at a surgical staple line to reduce the risk of potentially fatal leaks, most significantly in bariatric surgery, a treatment for morbid obesity, as well as in certain thoracic procedures. Peri-Strips accounted for 28% of our revenue in fiscal 2010, compared to 33% in fiscal 2009.

In bariatric surgery, Peri-Strips are proven to reduce the incidence of gastric leaks and to reduce bleeding at the staple line. Because of the clean visual field provided by the improved hemostasis and the atraumatic tissue manipulation provided by Peri-Strips, it can also facilitate a quicker and safer surgical procedure. Peri-Strips is typically applied during the formation of the gastric pouch in a Roux-en-Y gastric bypass procedure. Peri-Strips may also be applied to other gastric stapling sites such as the J-J anastomosis of the

Roux-en-Y procedure and the gastric sleeve staple line of the sleeve gastrectomy procedure. Peri-Strips are also utilized in certain thoracic surgeries (blebectomies, bullectomies, wedge resections, segmentectomies, and lobectomies) and are proven to reduce bleeding and air leaks at the staple line during lung resection procedures.

Tissue-Guard.  Our Tissue-Guard family of products is used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurologic procedures. Apex Processing, used to manufacture Tissue-Guard products, is designed to retain the intrinsic nature of bovine pericardial collagen with improved biocompatibility, performance and safety. Tissue-Guard products accounted for 24% of our revenue in fiscal 2010, compared to 27% in fiscal 2009. Tissue-Guard products offer exceptional strength and durability, resistance to leakage, autologous-like handling characteristics and proven clinical performance. Since their introduction, Tissue-Guard products have been used in over 950,000 procedures, including use for pericardial closure, intracardiac defect repair, peripheral vascular repair and reconstruction, dural closure and soft tissue repairs.

Ortho & Wound.  Our Ortho & Wound products include the OrthADAPT Bioimplant and Unite Biomatrix products. OrthADAPT Bioimplant received FDA marketing clearance in fiscal 2005 and is used in numerous orthopedic applications, including rotator cuff and Achilles tendon repair, where there is a clinical need to reinforce the repair. Unite Biomatrix received FDA marketing clearance in fiscal 2006 and offers treatment for chronic wounds, such as diabetic foot ulcers and pressure ulcers. Unite Biomatrix provides a durable, collagen structure that can be applied to the wound easily and maintains its integrity while promoting wound healing.

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

Competition for our biomaterial products is primarily from products comprised of synthetic materials, other xenograft tissues and human cadaveric tissue. The ability of these products to compete with our biomaterial products varies based on each such product’s indications for use, relative features and benefits and surgeon preference. We believe that the collagen characteristics exclusive to pericardial tissue, the strength of the multi-directional fibers of the pericardial substrate, the proprietary tissue-treatment process and the purification process we employ offer significant benefits in product performance over competitive cadaveric tissue and synthetic materials.

Currently, we believe the major competitors to Veritas include KCI Corporation, Covidien, Ltd., Ethicon, Inc., C.R. Bard, Inc., and Cook Group, Inc. We believe the major competitors to our Tissue-Guard products include Cook Group, Inc., Integra Lifesciences Corporation, and Getinge AB. We believe the major competitors to our Ortho & Wound products include Wright Medical Group, Inc., Integra Lifesciences Corporation, Advanced BioHealing, Inc. and Organogenesis.

At the beginning of fiscal 2009, there were two primary companies, W.L. Gore & Associates, Inc. and Cook Group, Inc., which offered buttress products that competed with Peri-Strips. In the second quarter of fiscal 2009, Covidien Ltd., one of the two primary companies which offer surgical staplers on which our Peri-Strips products are used, launched a buttress product supplied integral with their stapler cartridges. We are addressing the Covidien competitive threat by highlighting the clinical history of Peri-Strips through our expanded direct sales force, the development of product enhancements and strengthened efforts to convert additional non-buttressing surgeons.

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

Within our microsurgical products, our Coupler faces indirect forms of competition, primarily hand suturing as an alternative surgical technique. Competition to our Flow Coupler includes blood flow monitoring products from Cook Group and ViOptix Inc.

Intellectual Property

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patent, trademark, confidentiality, trade secret and other intellectual property rights and measures to aggressively protect intellectual property we deem important to our business.

We have developed a patent portfolio internally, as well as through acquisitions, that cover many aspects of our product offerings. As of October 31, 2010, we owned or licensed approximately 98 U.S. and foreign patents and 54 U.S. and foreign pending patent applications. The expiration dates of our material patents range from fiscal 2014 to fiscal 2024.

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

In the U.S., we utilize a direct sales model for all products except for our Ortho & Wound products. As of October 31, 2010, we have 56 direct sales representatives selling our Peri-Strips, Veritas, Tissue-Guard and Surgical tools and other products. Additionally, we have 9 direct sales representatives selling our microsurgery products. Internationally, we utilize an independent distributor sales network to sell these products.

For our Ortho and Wound products, we utilize a hybrid sales model in the U.S. comprised of both direct sales representatives and independent representative groups. As of October 31, 2010, we have eight direct sales representatives and 15 independent representative groups (each with multiple sales representatives) in the U.S. This structure presently provides sales coverage to approximately three-quarters of the U.S. population. We expect to appoint additional independent distributors in the future to complete our coverage in the U.S. Internationally, we have three independent distributors serving Italy, Spain and Germany, and are presently seeking to expand our European coverage through the appointment of additional independent distributors.

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

Research and Development

As a component of our business strategy, we continue to make a significant investment in research and development (“R&D”) as well as new product design and engineering. R&D expense for fiscal 2010, 2009 and 2008 was $4,393,000, $3,798,000 and $3,248,000, respectively.

The R&D activities we expect to advance in fiscal 2011 include expanding the size offerings and indications for use of our Veritas product into new markets, providing research and clinical data to support the use of Veritas in various surgical procedures, exploring other process improvements and product enhancements for our proprietary biomaterial products, advancing the size offerings and technology of the Flow Coupler and providing research and clinical data to support the launch of the ProCuff product, an arthroscopically delivered augmentation device for rotator cuff repair.

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

Our microsurgery instruments and the Lap Assist Fascia Closure System are Class I medical devices. The rest of our products are classified as Class II medical devices and have received 510(k) marketing clearance from the FDA. Our manufacturing operations are subject to periodic inspections by the FDA, whose primary purpose is to audit the Company’s compliance with the Quality System Regulations published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. We believe that our manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations.

Recent concerns have been raised by the public, internal FDA staffers and Congress whether the current FDA 510(k) program achieves its goals of making safe and effective devices available to the public while also fostering innovation. In August 2010, the FDA Center for Devices and Radiological Health (“CDRH”) released two major FDA reports recommending changes to be taken by CDRH. The first report provides recommendations on how to strengthen the 510(k) program and the second on how to incorporate new scientific information into regulatory decision making. The recommendations are preliminary and the FDA is presently soliciting public input on these recommendations. If recommendations are adopted from these evaluations, any newly developed products or new indications for use for our existing products may be subjected to a more rigorous premarket review process. In addition, the FDA has requested the Institute of Medicine conduct an independent study of the 510(k) program on whether legislative, regulatory or administrative changes are needed. A final report is expected in the summer of 2011.

International Regulation

International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax. Many of these regulations are similar to those of the FDA. With the exception of the European Union (“EU”), Canada and Australia, we typically rely on our independent distributors covering a given country to comply with the foreign regulatory requirements, including registration of our devices with the appropriate governmental authorities. We believe we are in compliance with the regulatory requirements in the foreign countries in which our medical devices are marketed. We do, however, face certain regulatory risks in international markets related to our bovine tissue products, which are discussed in Part I, Item 1A of this report.

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

Employees

On October 31, 2010, we employed approximately 310 full-time and part-time individuals. Our employees are not represented by a union, and we consider our relationship with our employees to be good.

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

We have achieved notable revenue growth over the past several years. Our business has increased revenue 18% in fiscal 2010, 17% in fiscal 2009 and 32% in fiscal 2008. There can be no assurance that we can manage the significant challenges that accompany such growth, including management of an increasingly diverse product portfolio and provision of necessary infrastructure. In addition, there can be no assurance that we will be able to identify and successfully consummate and integrate acquisitions or develop new products to sustain rates of revenue growth and profitability in future periods comparable to those experienced over the past several years.

Sales growth of our Ortho and Wound products in the marketplace is uncertain and we expect to incur significant operating losses from this business unit in the future.

While we achieved revenues of $1,878,000 from our Ortho and Wound products during fiscal 2010, we incurred an operating loss of $5,850,000 in this business unit during the year. We plan to invest significantly in this business unit in the future to drive revenue growth, and we expect to incur significant operating losses until a return on these investments is achieved. There can be no assurance, however, that our investments will result in our desired sales levels or that our Ortho and Wound business unit will be able to achieve such break-even operating performance. If long-term profitable operating results are not achieved, we may be required to record an impairment of Ortho and Wound’s identifiable intangible assets that could be material to our results of operations.

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

From time to time, we may become involved in litigation which is ordinary, routine litigation incidental to its business. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. Management believes that our risk management practices, including our insurance coverage, are reasonably adequate to protect against potential material liability losses.

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

ADVAMED, the principal U.S. trade association for the medical device industry, has put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products. We have policies and procedures in place for compliance that we believe are consistent with those set forth in the ADVAMED Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, recent federal and state legislation require detailed disclosure of gifts and other remuneration made to health care professionals. In addition, prosecutorial scrutiny and governmental oversight, on the state and federal levels, over some major device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants. We have in place policies to govern how we may retain healthcare professionals as consultants that reflect the current climate on this issue and provide training on these policies. Finally, various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices such as gifts and business meals.

Quality issues with our processes, goods and services could harm our reputation for producing high quality products and erode our competitive advantage.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our products. If our products fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality products could be harmed, our competitive advantage could be damaged, we could lose customers and market share, and our revenues and results of operations could decline.

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

In 2004, the EU enacted medical device regulations that require product specific evaluation of bovine-based products for potential BSE patient health risks. All bovine-based medical products currently sold in the EU are subject to this evaluation. Our bovine-based products have been evaluated and have obtained approval, although our Dura-Guard product has not been approved for sale in France. Currently, none of our bovine-based products are approved for sale in Japan or Taiwan. In August 2006, the government of China began prohibiting the sale of U.S. bovine-based products. We understand that regulatory approvals will not be granted in the present environment within those countries for products derived from bovine pericardium, unless we source bovine pericardium from countries which they consider at no risk for BSE (e.g. New Zealand and Australia). Total international sales of our bovine-based products accounted for 11.3% and 11.5% of our consolidated net sales for the fiscal years ended October 31, 2010 and 2009, respectively, and increased 15% in fiscal 2010. Any prohibition by certain other countries of U.S. bovine pericardium products as a result of concerns related to BSE could have an adverse effect on our ability to maintain or grow international sales of these products.

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

On March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Bill”) was signed into law by President Obama. The Reconciliation Bill amended the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010. Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012. This enacted excise tax on medical devices could materially and adversely affect our operating results.

Other elements in the Reconciliation Bill, such as comparative effectiveness research, an independent payment advisory board and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact our business.

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

A significant portion of our product sales are used in medical procedures are covered by patient health insurance. Additionally, a notable percentage of medical procedures utilizing our products may be considered elective by the patient. The current global economic downturn may have a meaningful impact on availability to or affordability of health insurance, or may impact patient decisions to have an elective medical procedure performed. This may in turn also impact the financial condition of our customers. Accordingly, a pronounced and sustained economic downturn could have a material, adverse effect on our business, financial condition and results of operations.

We depend on highly specialized equipment to manufacture our products and loss of or damage to one of our manufacturing facilities could result in reduced revenues and significant losses.

We presently have two manufacturing facilities: our Irvine, California facility which manufactures our Ortho & Wound products, and our St. Paul, Minnesota facility which manufactures substantially all of our other products. The loss of or damage to either of our manufacturing facilities due to natural disaster, equipment failure or other difficulty could result in significant delays in production. In the event of such disaster, re-starting manufacturing activity at our other location, or locating third-party manufacturers to manufacture our products in any such event would likely be difficult given the specialized equipment and processes necessary to produce those products. Although we maintain business interruption insurance to mitigate the financial impact on our business, any sustained period of suspended production would likely have a material adverse effect on our business, financial condition and results of operations.

We cannot predict the outcome of our clinical studies.

In fiscal 2011, we expect to perform several post-clearance marketing clinical studies for certain of our products, which are designed to document the comparative strengths of our products versus competitive products, and also to more fully understand the role implant techniques and other factors may affect clinical outcomes. We expect these clinical studies will require significant investment and may span several years. We cannot predict the outcome of our clinical studies, nor what impact, if any, they may have in the marketplace.

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

We lease approximately 14,830 square feet for our Ortho & Wound facility at 4 and 6 Jenner Drive, Irvine, CA. The lease expires August 31, 2012, and the base rent is currently $232,000 annually.

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

Item 4 —	[RESERVED]

Executive Officers of the Registrant

Our executive officers, their ages, and the offices they held and certain biographical information, as of December 1, 2010, are as follows:

Name	Age	Title

Richard W. Kramp	65	President and Chief Executive Officer
Michael K. Campbell	59	President of Synovis Micro Companies Alliance, Inc.
Timothy F. Floeder	52	Vice President of Corporate Development
Mary L. Frick	57	Vice President of Regulatory/Clinical/Quality Affairs
Daniel L. Mooradian	52	Vice President of Research and Development
Brett A. Reynolds	42	Chief Financial Officer, Vice President of Finance and Corporate Secretary

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

Daniel L. Mooradian, Ph.D.  Dr. Mooradian has served as Vice President of Research and Development since December 2008. From May 2006 to November 2008, Dr. Mooradian held various positions at Boston Scientific, including Director of Preclinical Sciences and Director of the Research and Technology Center. From January 2005 to April 2006, Dr. Mooradian served as Vice President of Research and Development for QuestStar Medical, Inc. From January 2001 to December 2004, Dr. Mooradian held various positions at Synovis Life Technologies, Inc., including Director of Research and Development and Principal Scientist. From September 1987 to December 2000, Dr. Mooradian held various positions at the University of Minnesota.

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

PART II

Item 5 —	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range

Our common stock is currently traded on the Nasdaq Global Market under the symbol “SYNO.” The following table sets forth, for each of the fiscal periods indicated, the range of high and low closing sale prices per share as reported by the Nasdaq Global Market.

	2010		2009
Fiscal Quarter Ended:	High	Low	High	Low

January 31	$13.30	$11.54	$18.74	$11.62
April 30	15.78	12.47	18.10	11.60
July 31	16.28	13.61	21.45	12.90
October 31	16.26	13.80	16.05	12.06

Dividends

We have not declared or paid any cash dividends on our common stock since inception, and our Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future.

Shareholders

As of November 30, 2010, there were approximately 5,500 beneficial owners and 900 registered shareholders of our common stock.

Sales of Unregistered Securities

None.

Purchases of Equity Securities

On September 29, 2009, we announced that our Board of Directors had authorized the repurchase of up to 500,000 shares of its common stock. On March 4, 2010, the Board of Directors increased the number of shares we are authorized to repurchase by an incremental 1,000,000 shares of our common stock, for a total of 1,500,000 shares to be repurchased. The share repurchases are to be funded using our existing cash balances and may occur either in the open market or through private transactions from time to time, in accordance with SEC regulations. The timing and extent to which we may buy back shares depends upon market conditions and other corporate considerations. The repurchase plan does not have an expiration date.

From inception of the program on September 29, 2009 through October 31, 2010, we used $7,994,000 to repurchase 606,240 shares at an average price of $13.19 per share. The following table presents the total number of shares repurchased from August 1, 2010 through October 31, 2010, the average price paid per share and the number of shares that were purchased and the maximum number of shares that may yet be purchased at October 31, 2010, pursuant to our stock repurchase program:

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plan or	Under the Plan
Period	Purchased	Paid per Share	Program	or Program

August 1, 2010 — August 31, 2010	—	—	—	1,066,219
September 1, 2010 — September 30, 2010	99,559	14.61	99,559	966,660
October 1, 2010 — October 31, 2010	72,900	15.02	172,459	893,760

Total	172,459	$14.78

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

	Date
	10/31/05	10/31/06	10/31/07	10/31/08	10/31/09	10/31/10
Company Index	100.0	81.9	265.0	194.1	133.9	166.5

Nasdaq Market Index	100.0	112.1	133.3	82.5	77.3	95.7

Nasdaq Surgical and Medical Instruments and Supplies Index	100.0	109.7	151.8	87.4	95.7	107.4

Item 6 —	Selected Financial Data

Summary Statement of Operations Data

	For the Year Ended October 31,
	2010	2009	2008	2007	2006
	(In thousands except per share data)

Net revenue	$68,565	$58,211	$49,800	$37,691	$27,743
Gross margin	49,540	41,767	34,144	24,370	16,435
Operating income (loss)	7,335	4,002	7,194	2,468	(3,226)
Net income (loss) from continuing operations	4,876	2,706	6,165	3,292	(862)
Gain on sale of discontinued operations	—	—	5,340	—	—
Income (loss) from discontinued operations	—	—	(20)	518	(619)

Net income (loss)	$4,876	$2,706	$11,485	$3,810	$(1,481)

Basic earnings (loss) per share
Continuing operations	$0.43	$0.23	$0.50	$0.27	$(0.07)
Discontinued operations	0.00	0.00	0.43	0.04	(0.05)

Net income (loss)	$0.43	$0.23	$0.93	$0.31	$(0.12)

Diluted earnings (loss) per share
Continuing operations	$0.43	$0.23	$0.48	$0.26	$(0.07)
Discontinued operations	0.00	0.00	0.42	0.04	(0.05)

Net income (loss)	$0.43	$0.23	$0.90	$0.30	$(0.12)

Weighted average shares outstanding
Basic	11,262	11,588	12,395	12,225	12,004
Diluted	11,441	11,827	12,721	12,528	12,004

Summary Balance Sheet Data

	At October 31,
	2010	2009	2008	2007	2006
	(In thousands)

Working capital	$66,271	$63,885	$62,097	$66,616	$50,253
Total assets	97,482	93,720	97,401	94,677	80,540
Shareholders’ equity	89,467	86,011	89,861	86,953	77,049

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operating Results — Fiscal 2010 ($ in thousands except per share data)

Net revenue increased 18% during fiscal 2010 to $68,565 from $58,211 in fiscal 2009. Our operating income was $7,335 in fiscal 2010, compared to $4,002 in the prior year. Net income for fiscal 2010 was $4,876, or 43 cents per diluted share, compared to $2,706, or 23 cents per diluted share during fiscal 2009.

In July 2009, we acquired substantially all of the assets of Pegasus Biologics, Inc., a company located in Irvine, California focused on developing advanced biological solutions for soft tissue repair, primarily within the orthopedic and woundcare markets. See Note 2 to the consolidated financial statements included in this report on Form 10-K for additional information.

The following table summarizes our net revenue by product group and geography for fiscal 2010 and fiscal 2009:

	2010		2009

Veritas	$14,368	21%	$8,757	15%
Peri-Strips	19,414	28%	19,384	33%
Tissue-Guard	16,550	24%	15,806	27%
Microsurgery	11,020	16%	8,668	15%
Surgical Tools and other	5,335	8%	5,531	10%
Orthopedic and Wound	1,878	3%	65	0%

Total Net Revenue	$68,565	100%	$58,211	100%

Domestic	$57,700	84%	$49,290	85%
International	10,865	16%	8,921	15%

Worldwide	$68,565	100%	$58,211	100%

The increase in net revenue in fiscal 2010 compared to the prior-year was primarily due to the following:

•	Incremental worldwide units sold increased revenue approximately $6,291;

•	Ortho & Wound products increased revenue $1,813; and

•	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $2,250.

The increase in worldwide units sold was primarily attributable to the expansion of our direct sales force in the second half of fiscal 2009, increased market acceptance of Veritas into the worldwide hernia and general surgery markets and increased market penetration of our microsurgery products.

We believe the expansion of our domestic direct sales force is a key element of our long-term strategy to increase revenues. In fiscal 2009, we expanded our direct sales force by 22 sales representatives for a total of 65 sales representatives at the end of fiscal 2009. In the first quarter of fiscal 2010, we added eight direct sales representatives for our Ortho & Wound products. As of October 31, 2010, we have a total of 73 direct sales representatives in the U.S: 56 direct sales representatives sell our Veritas, Peri-Strips, Tissue-Guard and Surgical tools and other products, nine direct sales representatives sell our Microsurgery products and eight direct sales representatives sell our Ortho & Wound products.

In addition, for our Ortho & Wound products, we have contracted with 16 independent representative groups (each with multiple sales representatives) as of October 31, 2010. This hybrid sales model of direct and independent sales representatives presently provides sales coverage for approximately three-fourths of the U.S. population. We expect to appoint additional independent distributors in the future to complete our coverage in the U.S. Internationally, we have three independent distributors serving Italy, Spain and Germany, and are presently seeking to expand our European coverage through the appointment of additional independent distributors.

We cannot fully assess the impact the current economic downturn may have had on our results of operations during fiscal 2010. We believe, however, that the volume of certain surgical procedures in which our products are used, particularly those which may be considered elective, has been impacted by the current economic downturn. In addition, we believe the financial condition of certain of our hospital customers have been negatively impacted by the economic downturn. These notable items, as well as other factors, may have had an impact on our results of operations.

Revenue from Veritas patch products was $14,368 in fiscal 2010, an increase of $5,611 or 64% from $8,757 in fiscal 2009. Veritas revenue growth in fiscal 2010 was primarily driven by incremental worldwide sales into the plastic and reconstructive and general surgery markets. Additionally, late in the fourth quarter of fiscal 2009, we received CE Mark approval for the use of Veritas in hernia and breast reconstruction and commenced selling Veritas to our European distributors. Higher average net selling prices also contributed to the revenue increase in fiscal 2010. Veritas is an extremely strong and conformable biomaterial which acts as a “scaffold” that enables rapid repopulation and revascularization by the surrounding host tissue.

Worldwide net revenue from Peri-Strips was $19,414 in fiscal 2010, essentially flat as compared to revenue of $19,384 in fiscal 2009. Increased average net selling prices were offset by slightly lower units sold in fiscal 2010 as compared to fiscal 2009. Fiscal 2010 Peri-Strips revenue was also affected by the impact of increased competition within the buttressing market. Covidien, one of the two primary companies which offer surgical staplers on which our Peri-Strips products are used, launched a buttress product in mid-fiscal 2009 supplied integral with their stapler cartridges. During fiscal 2010, worldwide revenue from Peri-Strips products which are used with Covidien staplers decreased 30% from fiscal 2009. This was offset by fiscal 2010 revenue for Peri-Strips products used with Ethicon staplers increasing 20% from fiscal 2009. We are addressing the Covidien competitive threat by highlighting the clinical history and product performance of Peri-Strips through our expanded direct sales force, seeking to convert additional non-buttressing surgeons and continuing research activities to demonstrate the benefits of Peri-Strips compared to other buttress products. Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant procedure being gastric bypass surgery.

Revenue from Tissue-Guard patch products was $16,550 in fiscal 2010, an increase of $744 or 5% from $15,806 in fiscal 2009. The fiscal 2010 increase was driven by a 3% increase in units sold worldwide, in addition to slightly higher average selling prices in the current year. Our Tissue-Guard family of products is used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurologic procedures.

Revenue from Microsurgery was $11,020 in fiscal 2010, an increase of $2,352 or 27% from $8,668 in fiscal 2009. The revenue growth was primarily driven by the fiscal 2009 expansion of our sales force, increased market acceptance of the Coupler, as well as the domestic market launch of the Flow Coupler® in the third quarter of fiscal 2010, resulting in a 24% increase in Coupler unit sales in fiscal 2010. The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results. The Flow Coupler enhances our Microsurgery product offerings by combining our existing Coupler with Doppler technology, enabling physicians to verify and monitor blood flow.

Revenue from Ortho & Wound products was $1,878 in fiscal 2010 as compared to $65 from July to October 2009. Since acquiring Ortho & Wound in July 2009, revenue from our Ortho & Wound products has grown in each successive quarter, primarily due to increased sales coverage in the U.S. market. Our U.S. coverage has increased from approximately 10% at the beginning of fiscal 2010 to approximately 75% at the end of fiscal 2010, and our Ortho & Wound hybrid sales force continue to develop their sales territories and customer base by establishing relationships with pre-acquisition customers as well as prospecting for new customers. Our Ortho & Wound products include the OrthADAPT Bioimplact and the Unite Biomatrix. The OrthADAPT Bioimplant is used in numerous orthopedic applications, including rotator cuff and Achilles tendon repair, where there is a clinical need to reinforce the repair. Unite Biomatrix provides a durable, collagen structure that need be applied only once to a wound and maintains its integrity while promoting wound healing.

Our gross margin increased by one-half of a percentage point to 72.3% in fiscal 2010 from 71.8% during fiscal 2009, due primarily to increased sales from Veritas and higher average list selling prices for certain of our products in fiscal 2010, partially offset increased revenue from our Ortho & Wound products, which have a lower gross margin than our other products as well as lower manufacturing utilization in the current year.

Factors which may affect the gross margin include product and geographic mix of products sold, volume, product acquisitions and disposals, and other production activities. Accordingly, our gross margin may fluctuate from period to period based on variations in these factors.

Selling, general and administrative (“SG&A”) expense during fiscal 2010 was $37,812, an increase of $7,945 or 27% from SG&A expense of $29,867 in fiscal 2009. As a percentage of net revenue, SG&A expense was 55% in fiscal 2010 as compared to 51% in the prior year. The SG&A expense increase was due to $3,766 of incremental costs related to our Ortho & Wound business, which was acquired in July 2009, as well as approximately $3,500 of incremental expense related to the expansion of our direct sales force in the second half of fiscal 2009. Additionally, stock-based compensation expense was $1,455 (9 cents per diluted share) in fiscal 2010, up from $937 (7 cents per diluted share) in fiscal 2009.

In fiscal 2011, we expect to incur higher SG&A expense as compared to fiscal 2010 due to incremental investments we believe are necessary to drive near and long-term revenue growth. Such investments include increased sales and marketing costs, higher clinical study activities and increased investment in support of our Ortho & Wound business.

Research and development (“R&D”) expense totaled $4,393 during fiscal 2010, an increase of $595 or 16% from $3,798 in fiscal 2009. Fiscal 2010 activity focused on several activities, including research to potentially expand the indications of our Veritas product into new markets, providing research and clinical data to support the use of Veritas in various surgical procedures, exploring process improvements and product enhancements for our proprietary tissue products, comparative studies involving Peri-Strips and its competition, advancing the technology of the Coupler and further development of an orthopedic product and related instrumentation.

In fiscal 2011, we expect R&D expense to increase compared to fiscal 2010 due to several activities, including research to expand the size offerings and indications for use of our Veritas product into new and existing markets, providing research and clinical data to support the use of Veritas in various surgical procedures, exploring additional process improvements and product enhancements for our proprietary biomaterial products, advancing the size offerings and technology of the Flow Coupler and providing research and clinical data to support the launch of the ProCuff product, an arthroscopically delivered augmentation device for tendon repair, including rotator cuff repair.

In fiscal 2009, we recorded other operating expenses of $4,100. We expensed acquired in-process R&D costs of $3,500 related to our acquisition of the assets of Pegasus, as it was determined the related projects had no alternative future use. We also recorded an impairment charge of $600 related to identifiable intangible assets related to our fiscal 2007 acquisition of the 4Closuretm Surgical Fascia Closure System (“4Closure”) following an impairment analysis. This analysis was performed as a result of a delay in the fiscal 2009 re-launch and re-brand of the product, combined with actual revenues since acquisition not meeting projected expectations. No other operating expenses were recorded in fiscal 2010.

We recorded operating income of $7,335, an increase of $3,333 as compared to operating income of $4,002 in fiscal 2009. The increase in operating income in fiscal 2010 as compared to the prior year was primarily driven by a reduction of other operating costs of $4,100 (zero of these costs incurred in fiscal 2010 while $4,100 incurred in fiscal 2009). In addition, the operating loss related to our Ortho & Wound business was approximately $4,100 higher in fiscal 2010 compared to fiscal 2009 given a full year of operations in fiscal 2010, with this higher operating loss largely offset by higher operating profitability in our other operations. Interest income was $284 in fiscal 2010 compared with $920 in fiscal 2009, primarily due to significantly lower investment yields and lower investment balances in the current year. Additionally in fiscal 2009, we sold our auction rate securities (“ARS”), which had a par value of $9,000, for $7,650, realizing a loss on sale of $1,350.

We recorded a provision for income taxes in fiscal 2010 of $2,743 at an effective tax rate of 36%. We recorded income tax expense of $866 in fiscal 2009 at an effective rate of 24.2% of pretax income. Our fiscal 2009 effective tax rate was comprised of a tax rate of 27.3% on operations and interest income and a 35.3% tax benefit on the capital loss of $1,350 incurred upon the sale of our ARS. Our fiscal 2009 effective tax rate on operations and interest income was lower than fiscal 2010 due to lower pretax income in fiscal 2009 as compared to fiscal 2010, higher permanent differences that reduce taxes, and a lower overall rate for state taxes. As of October 31, 2010, we recorded $367 in net current deferred income tax assets and $2,139 in net long-term deferred income tax assets.

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

The following table summarizes our net revenue by product group and geography for fiscal 2009 and fiscal 2008:

	2009		2008
	$	%	$	%

Veritas	$8,757	15%	$4,468	9%
Peri-Strips	19,384	33%	17,653	35%
Tissue-Guard	15,806	27%	14,477	29%
Microsurgery	8,668	15%	7,749	16%
Surgical Tools and other	5,531	10%	5,453	11%
Orthopedic and Wound	65	0%	—	0%

Total Net Revenue	$58,211	100%	$49,800	100%

Domestic	$49,290	85%	$42,190	85%
International	8,921	15%	7,610	15%

Worldwide	$58,211	100%	$49,800	100%

The increase in net revenue in fiscal 2009 compared to the prior year was primarily due to the following:

•	Incremental worldwide units sold (inclusive of new product introductions) and product mix changes increased revenue approximately $6,700; and

•	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenues by approximately $1,700.

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

Revenue from Veritas patch products was $8,757 in fiscal 2009, an increase of $4,289 or 96% from $4,468 in fiscal 2008. Veritas revenue growth in fiscal 2009 was primarily driven by incremental sales into the domestic plastic, reconstructive and general surgery markets. Additionally, late in the fourth quarter of fiscal 2009, we received CE Mark approval for the use of Veritas in hernia and breast reconstruction.

Revenue from Tissue-Guard patch products was $15,806 in fiscal 2009, an increase of $1,329 or 9% from $14,477 in fiscal 2008. The fiscal 2009 increase was driven by an 8% increase in units sold worldwide.

Revenue from Microsurgery was $8,668 in fiscal 2009, an increase of $919 or 12% from $7,749 in fiscal 2008. This revenue growth was driven by Coupler unit sales growth in fiscal 2009 as well as list price increases to the Coupler in late fiscal 2008.

Our gross margin increased three percentage points to 72% in fiscal 2009 from 69% during fiscal 2008, due primarily to the following factors:

•	Favorable sales mix (both product and geographic) benefited the fiscal 2009 gross margin by nearly two percentage points.

•	Improved utilization of production resources in fiscal 2009 benefited the fiscal 2009 gross margin by nearly one percentage point.

•	Higher average list selling prices for certain of our products benefited the fiscal 2009 gross margin by approximately one-half of one percentage point.

SG&A expense during fiscal 2009 was $29,867, an increase of $6,165 or 26% from SG&A expense of $23,702 in fiscal 2008. As a percentage of net revenue, SG&A expense was 51% in fiscal 2009 as compared to 48% in the prior year. The SG&A expense increase was due to the aforementioned expansion of our direct sales force in fiscal 2009, $1,840 of operating expenses related to the start-up of our newly acquired Ortho & Wound business, increased legal expense as well as general and administrative investments in new business development, clinical personnel and information technology. Additionally, stock-based compensation expense was $937 (7 cents per diluted share) in fiscal 2009, up from $509 (3 cents per diluted share) in fiscal 2008.

R&D expense totaled $3,798 during fiscal 2009, an increase of $550 or 17% from the prior year, driven by increased project activity during the current year. Fiscal 2009 activity focused on several areas, including research to support current indications for use of Veritas, exploring potential opportunities for further expanding the indications for use of Veritas, improving the delivery system for our Peri-Strips products and advancing the technology of the Coupler, among others.

In fiscal 2009, we recorded other operating expenses of $4,100. We expensed acquired in-process R&D costs of $3,500 related to our acquisition of the assets of Pegasus, as it was determined the related projects had no alternative future use. We also recorded an impairment charge of $600 related to identifiable intangible assets related to our fiscal 2007 acquisition of 4Closure following an impairment analysis. This analysis was performed as a result of a delay in the fiscal 2009 re-launch and re-brand of the product, combined with actual revenues since acquisition not meeting projected expectations. No such other operating expenses were recorded in fiscal 2008.

We recorded operating income from continuing operations of $4,002 in fiscal 2009, a decrease of $3,192 compared to operating income of $7,194 in fiscal 2008. Interest income was $920 in fiscal 2009 compared with $2,077 in fiscal 2008, with the fiscal 2009 decrease primarily due to lower investment yields. Additionally in fiscal 2009, we sold our auction rate securities (“ARS”), which had a par value of $9,000, for $7,650, realizing a loss on sale of $1,350.

We recorded income tax expense of $866 in fiscal 2009 at an effective rate of 24.2% of pretax income. Our fiscal 2009 effective tax rate was comprised of a tax rate of 27.3% on operations and interest income and a 35.3% tax benefit on the capital loss of $1,350 incurred upon the sale of our ARS. In fiscal 2008, we recorded income tax expense of $3,106 at an effective rate of 33.5% on continuing operations. Our fiscal 2009 effective tax rate on operations and interest income was lower than the prior-year due to a decrease in pretax income in fiscal 2009 as compared to fiscal 2008, higher permanent differences that reduce taxes, and a lower overall rate for state taxes. The lower state tax rate was primarily due to a change in state apportionment factors caused by the current expected mix of our product sales by state. As of October 31, 2009, we recorded $367 in net current deferred income tax assets and $2,022 in net long-term deferred income tax assets.

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

Liquidity and Capital Resources ($ in thousands)

Cash, cash equivalents and investments totaled $61,924 as of October 31, 2010, an increase of $1,175 as compared to cash, cash equivalents, investments and restricted cash of $60,749 as of October 31, 2009. Included in the above, we have $7,854 of investments classified as non-current as of October 31, 2010. Working capital at October 31, 2010 and 2009 was $66,271 and $63,885, respectively. We have no long-term debt. We currently expect our cash on hand and cash from operations to be sufficient to cover both our short- and long-term operating requirements, subject however, to numerous variables, including acquisition opportunities, research and development priorities and the growth and profitability of the business.

The increase in cash, cash equivalents and investments in fiscal 2010 was primarily due to cash provided by operating activities of $7,115 in fiscal 2010. This was partially offset by the use of $5,101 to repurchase 385,836 shares of our common stock in fiscal 2010.

Operating activities provided cash of $7,115 in fiscal 2010, as compared to providing cash of $9,794 during fiscal 2009. The fiscal 2010 cash provided by operating activities was driven by net income of $4,876 and $5,565 in non-cash expenses. Working capital changes used cash of $3,326 in fiscal 2010, driven by $1,963 cash used for increased accounts receivable and $1,709 cash used for increased inventories to support higher revenue levels. The fiscal 2009 cash provided by operating activities was driven by net income of $2,706, which included $6,986 in non-cash expenses, with the most significant of these non-cash items being $3,500 in acquired in-process R&D expense and the $1,350 loss on ARS sale. Working capital changes provided cash of $102 in fiscal 2009, driven by increased accrued income taxes of $2,085, partially offset by $953 in cash used for increased accounts receivable to support higher revenue levels.

Investing activities used cash of $7,006 during fiscal 2010, due primarily to using cash of $5,779 towards the net purchase of short- and long-term investments during the year. We also used $1,102 for purchases of property, plant and equipment in fiscal 2010. Investing activities used cash of $30,786 during fiscal 2009, as we used $19,821 towards the net purchase of short- and long-term investments, $12,319 for the acquisition of substantially all of the assets of Pegasus Biologics, Inc., and $1,156 for the purchase of property, plant and equipment.

Financing activities used cash of $3,021 during fiscal 2010, as compared to using cash of $10,040 in fiscal 2009. In fiscal 2010, $5,101 of cash was used to repurchase 385,836 shares of common stock, partially offset by $2,080 of proceeds from equity-based compensation plans. During fiscal 2009, $11,018 of cash was used to repurchase 716,237 shares of common stock, partially offset by $978 of proceeds from equity-based compensation plans.

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

The following table summarizes our contractual obligations and operating leases. For more information, see Note 9 to our Consolidated Financial Statements. Our commitments under these obligations are as follows for the fiscal year ending October 31:

	< 1 Year	1-3 Years	3-5 Years	5 < Years	Total

Operating leases	$1,020	$1,720	$121	$—	$2,861

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

Accounts Receivable:  Credit is extended based on evaluation of a customer’s financial condition, historical sales and payment history. Generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Indefinite-lived Intangible Assets:  Our indefinite-lived intangible assets consist of goodwill, which is carried at cost. Indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill in the fourth quarter of each fiscal year, or more often as circumstances require. In assessing the recoverability of goodwill, estimates of market capitalization and other factors are made to determine the fair value of the respective assets. If these estimates change in the future, we may be required to record impairment charges for these assets. Recoverability is assessed by comparison of the fair value of the Company to its carrying amount to determine if there is potential impairment. If the fair value of the Company is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the Company is less than its carrying value. If the carrying amount of the goodwill exceeds their fair value, an impairment loss is recognized.

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

Revenue Recognition:  We recognize revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance have occurred, the price and terms of sale are fixed and collection of the receivable is expected. Less than five percent of our revenue is derived from consigned inventory, for which we recognize revenue upon customer use and receipt of proper purchase order and/or purchase requisition documentation. All amounts billed to customers in a sales transaction related to shipping and handling are classified as revenue. Our sales policy does not allow sales returns.

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

Stock-Based Compensation:  We recognize stock-based compensation based on certain assumptions within the Black-Scholes Model. These assumptions are used to determine an estimated fair value of stock based payment awards on the date of grant and require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. We assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation on a regular basis. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination.

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

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Synovis Life Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Synovis Life Technologies, Inc. and Subsidiaries (the “Company”) as of October 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synovis Life Technologies, Inc. and Subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synovis Life Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 5, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Grant Thornton
Minneapolis, Minnesota
January 5, 2011

Board of Directors and Shareholders
Synovis Life Technologies, Inc.

We have audited Synovis Life Technologies, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Synovis Life Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synovis Life Technologies, Inc. and Subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows and financial statement schedule for each of the three years in the period ended October 31, 2010, and our report dated January 5, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  Grant Thornton
Minneapolis, Minnesota
January 5, 2011

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Fiscal Years Ended October 31,
	2010	2009	2008
	(In thousands, except
	per share data)

Net revenue	$68,565	$58,211	$49,800
Cost of revenue	19,025	16,444	15,656

Gross margin	49,540	41,767	34,144

Operating expenses:
Selling, general and administrative	37,812	29,867	23,702
Research and development	4,393	3,798	3,248
Other	—	4,100	—

Operating expenses	42,205	37,765	26,950

Operating income	7,335	4,002	7,194
Interest income	284	920	2,077
Loss on sale of investments	—	(1,350)	—

Income from continuing operations before provision for income taxes	7,619	3,572	9,271
Provision for income taxes	2,743	866	3,106

Net income from continuing operations	4,876	2,706	6,165

Discontinued operations:
Loss from operations of discontinued business, net of tax benefit of $10	—	—	(20)
Gain on sale of discontinued operations, net of taxes of $6,083	—	—	5,340

Net income	$4,876	$2,706	$11,485

Basic earnings per share:
— Continuing operations	$0.43	$0.23	$0.50
— Discontinued operations	—	—	0.43

Basic earnings per share	$0.43	$0.23	$0.93

Diluted earnings per share:
— Continuing operations	$0.43	$0.23	$0.48
— Discontinued operations	—	—	0.42

Diluted earnings per share	$0.43	$0.23	$0.90

Weighted average common shares outstanding:
— Basic	11,262	11,588	12,395
— Diluted	11,441	11,827	12,721

The accompanying notes are an integral part of these consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2010	2009
	(In thousands, except share and per
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$12,951	$15,863
Short-term investments	41,119	38,960
Accounts receivable, net	8,701	6,925
Inventories	9,433	7,724
Deferred income tax asset, net	367	367
Other current assets	1,715	1,755

Total current assets	74,286	71,594

Investments, net	7,854	5,926
Property, plant and equipment, net	3,401	3,719
Goodwill	3,620	3,618
Other intangible assets, net	6,182	6,841
Deferred income tax asset, net	2,139	2,022

Total assets	$97,482	$93,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,644	$1,962
Accrued expenses	6,371	5,747

Total current liabilities	8,015	7,709

Total liabilities	8,015	7,709

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of October 31, 2010 and 2009	—	—
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 11,228,654 and 11,398,874 as of October 31, 2010 and 2009, respectively	112	114
Additional paid-in capital	61,780	63,132
Accumulated other comprehensive income	26	92
Retained earnings	27,549	22,673

Total shareholders’ equity	89,467	86,011

Total liabilities and shareholders’ equity	$97,482	$93,720

The accompanying notes are an integral part of these consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Par Value	Capital	Income (Loss)	Earnings	Total
	(In thousands, except share data)

Balance as of October 31, 2007	12,359,302	$124	$78,347	$—	$8,482	$86,953
Stock option exercises, including tax benefit	158,635	1	1,789	—	—	1,790
Employee Stock Purchase Plan activity	4,900	—	80	—	—	80
Repurchase of the Company’s common stock	(504,167)	(5)	(8,544)	—	—	(8,549)
Stock-based compensation expense	—	—	509	—	—	509
Comprehensive Income:
Net unrealized loss on investments	—	—	—	(2,407)	—	(2,407)
Net income	—	—	—	—	11,485	11,485

Comprehensive income	—	—	—	—	—	9,078

Balance as of October 31, 2008	12,018,670	120	72,181	(2,407)	19,967	89,861
Stock option exercises, including tax benefit	89,376	1	927	—	—	928
Employee Stock Purchase Plan activity	7,065	—	98	—	—	98
Repurchase of the Company’s common stock	(716,237)	(7)	(11,011)	—	—	(11,018)
Stock-based compensation expense	—	—	937	—	—	937
Comprehensive Income:
Net unrealized gain on investments	—	—	—	2,499	—	2,499
Net income	—	—	—	—	2,706	2,706

Comprehensive income	—	—	—	—	—	5,205

Balance as of October 31, 2009	11,398,874	114	63,132	92	22,673	86,011
Stock option exercises, including tax benefit	204,807	2	2,140	—	—	2,142
Employee Stock Purchase Plan activity	10,809	—	150	—	—	150
Repurchase of the Company’s common stock	(385,836)	(4)	(5,097)	—	—	(5,101)
Stock-based compensation expense	—	—	1,455	—	—	1,455
Comprehensive Income:
Net unrealized loss on investments	—	—	—	(66)	—	(66)
Net income	—	—	—	—	4,876	4,876

Comprehensive income	—	—	—	—	—	4,810

Balance as of October 31, 2010	11,228,654	$112	$61,780	$26	$27,549	$89,467

The accompanying notes are an integral part of these consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	October 31,
	2010	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,876	$2,706	$11,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,228	1,017	1,897
Amortization of intangible assets	782	539	462
Amortization of investment premium, net	1,626	1,027	187
Loss on sale or disposal of property, plant and equipment	192	25	10
Provision for uncollectible accounts	204	149	134
Stock-based compensation	1,455	937	509
Tax benefit from stock option exercises	212	48	145
Gain on sale of interventional business	—	—	(5,340)
Acquired in-process research and development expense	—	3,500	—
Loss on sale of investments	—	1,350	—
Impairment of intangible assets	—	600	—
Deferred income taxes	(117)	(2,206)	644

Changes in operating assets and liabilities:
Accounts receivable	(1,980)	(953)	(627)
Inventories	(1,709)	62	(634)
Other current assets	40	677	(1,447)
Accounts payable	(318)	637	(381)
Accrued expenses	624	(321)	(5,623)

Net cash provided by operating activities	7,115	9,794	1,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,102)	(1,156)	(990)
Investments in identifiable intangible assets	(123)	(105)	(46)
Purchase of assets of Pegasus Biologics, Inc.	—	(12,319)	—
Purchases of investments	(79,397)	(43,226)	(60,019)
Redemptions of investments	73,618	23,405	76,582
Proceeds from sale of interventional business	—	—	30,440
Decrease (increase) in restricted cash	—	2,950	(2,950)
Other	(2)	(335)	(297)

Net cash (used in) provided by investing activities	(7,006)	(30,786)	42,720

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans	1,996	823	1,429
Repurchase of the Company’s common stock	(5,101)	(11,018)	(8,549)
Excess tax benefit of stock option exercises	84	155	296

Net cash used in financing activities	(3,021)	(10,040)	(6,824)

Net change in cash and cash equivalents	(2,912)	(31,032)	37,317
Cash and cash equivalents at beginning of year	15,863	46,895	9,578

Cash and cash equivalents at end of year	$12,951	$15,863	$46,895

The accompanying notes are an integral part of these consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Description and Summary of Significant Accounting Policies (in thousands):

Synovis Life Technologies, Inc. develops, manufactures and markets biological and mechanical products used by several surgical specialties for the repair of soft tissue damaged or destroyed by disease or injury. Our products are designed to reduce risks and/or facilitate critical surgeries, improve patient outcomes and reduce healthcare costs. Our products serve a wide array of medical markets, including general surgery, bariatric, vascular, cardiac, thoracic, neurological, microsurgery, orthopedic and woundcare.

As discussed in Note 3 to our consolidated financial statements, we completed the sale of substantially all of the assets of our interventional business on January 31, 2008. The pre-tax gain on the sale totaled $11,423. Income taxes recorded on the gain were $6,083, resulting in a net gain of $5,340. We also recorded a net loss related to the operation of discontinued operations in fiscal 2008 of $20.

Basis of Consolidation:  The consolidated financial statements include the accounts of Synovis Life Technologies, Inc. and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

Use of Estimates:  The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Accounts Receivable:  Credit is extended based on evaluation of a customer’s financial condition, historical sales and payment history. Generally, collateral is not required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realizable value is established on a quarterly basis through review of inventory on hand and assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Furniture, fixtures and computer equipment are depreciated over a 3 to 7 year life, and manufacturing equipment is depreciated over a 5 to 10 year life. Amortization of leasehold improvements is recorded on a straight-line basis over the life of the related facility leases or the estimated useful life of the assets, whichever is shorter. Major replacements and improvements are capitalized and maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are charged to operations. The asset and related accumulated depreciation or amortization accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the Consolidated Statements of Income at the time of disposal. Our long-lived depreciable assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Impairment losses are recorded whenever the fair value of the asset is determined to be lower than its carrying amount.

Indefinite-lived Intangible Assets:  Our indefinite-lived intangible assets consist of goodwill, which is carried at cost. Indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill in the fourth quarter of each fiscal year, or more often as circumstances require. In assessing the recoverability of goodwill, estimates of market capitalization and other factors are made to determine the fair value of the respective assets. If these estimates change in the future, we may be required to record impairment charges for these assets. Recoverability is assessed by comparison of the fair value of the Company to its carrying amount to determine if there is potential impairment. If the fair value of the Company is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the Company is less than its carrying value. If the carrying amount of the goodwill exceeds their fair value, an impairment loss is recognized.

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

Revenue Recognition:  We recognize revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance have occurred, the price and terms of sale are fixed and collection of the receivable is expected. Less than five percent of our revenue is derived from consigned inventory, for which we recognize revenue upon customer use and receipt of proper purchase order and/or purchase requisition documentation. All amounts billed to customers in a sales transaction related to shipping and handling are classified as revenue. Our sales policy does not allow sales returns.

Shipping and Handling:  We record all amounts billed to customers in a sales transaction related to shipping and handling as net revenue. We record costs related to shipping and handling in cost of revenue.

Research and Development:  Research and development costs are expensed as incurred.

Stock-Based Compensation:  We recognize stock-based compensation based on certain assumptions within the Black-Scholes Model. These assumptions are used to determine an estimated fair value of stock based payment awards on the date of grant and require subjective judgment. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options. We assess the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation on a regular basis. Circumstances may change

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination.

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

Net Earnings (Loss) Per Share:  Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding, while diluted EPS is computed based on the weighted average number of common shares outstanding adjusted by the weighted average number of additional shares that would have been outstanding had the potential dilutive common shares been issued. Potential dilutive shares of common stock include stock options and other stock-based awards granted under the Company’s stock-based compensation plans, when their impact is not anti-dilutive. See Note 11 for additional earnings per share information.

Reclassifications:  Certain reclassifications have been made to the fiscal 2008 and fiscal 2009 consolidated financial statements to conform with the fiscal 2010 presentation. These reclassifications had no effect on net income or earnings per share.

2.	Acquisition of Business (in thousands):

On July 17, 2009, we, through our wholly-owned subsidiary Ortho & Wound, completed the acquisition of substantially all of the assets of Pegasus Biologics, Inc. (“Pegasus”) from Comerica Bank (“Comerica”) pursuant to a Foreclosure Sale Agreement with Comerica dated as of July 2, 2009 (the “Foreclosure Sale Agreement”). The acquisition resulted from a sealed bid auction process after Pegasus effectively ceased operations when attempts to raise additional operating capital were unsuccessful. Pegasus, a privately held medical device company based in Irvine, California, focused on the development of advanced biological solutions for soft tissue repair.

We paid $12,100 in cash to Comerica for the assets transferred. We purchased the assets on an “as is,” “where is” basis and without recourse, subject to the representations and warranties provided for in the Foreclosure Sale Agreement.

Operating results for Ortho & Wound from November 1, 2009 to October 31, 2010 are included in the Consolidated Condensed Statements of Income and Cash Flows for the fiscal year ended October 31, 2010. Operating results for Ortho & Wound from July 17, 2009 to October 31, 2009 are included in the Consolidated Condensed Statement of Income for the fiscal year ended October 31, 2009. The assets acquired in the transaction are included in the Company’s Consolidated Condensed Balance Sheet as of October 31, 2009.

We accounted for the acquisition of the assets of Pegasus under the purchase method of accounting. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired based on our determination of fair value at the acquisition date, and are consolidated with those of the Company. The purchase price allocation was based upon estimates of the fair value of the assets acquired. Determination of fair value required the use of significant assumptions and estimates, including but not limited to, expected utilization of acquired inventory, future expected cash flows and applicable discount rates. We used the income approach to determine the fair value of the acquired intangible assets.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides further information on the purchase price allocations:

Purchase Price

Cash payment	$12,100
Acquisition related costs	219

Total consideration	$12,319

Purchase Price Allocation

Accounts receivable	$50
Inventory	2,053
Other current assets	42
Property and equipment	674
Identifiable intangible assets
— Developed technology	6,000
— Acquired in-process research and development	3,500

Assets acquired	$12,319

In accordance with GAAP, we expensed the acquired in-process research and development costs of $3,500 in fiscal 2009. This expense was recorded as “other” operating expense in the Consolidated Statement of Income for fiscal 2009. We assigned an eleven year weighted average amortization period to the identifiable developed technology assets. As we assigned the entire purchase price to tangible and identifiable intangible assets, none of the preliminary purchase price was allocated to goodwill.

Pro Forma Results of Operations:

The following unaudited pro forma financial information presents a summary of our consolidated results of operations as if the acquisition of the assets of Pegasus had occurred at the beginning of the earliest period presented. The unaudited pro forma results presented below assume the in-process research and development expense of $3,500 occurred as of November 1, 2007. Annual amortization expense of $545 related to acquired developed technology is reflected on a pro rata basis in each of the periods presented. The historical consolidated financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisition and are factually supportable. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project our future financial position or operating results after completion of the acquisition.

The following provides unaudited pro forma financial information for the fiscal years ended October 31, 2009 and 2008, assuming we consummated the purchase of the assets from Pegasus as of November 1, 2007:

	Fiscal Year	Fiscal Year
	Ended	Ended
	October 31,	October 31,
	2009	2008

Net revenue	$61,853	$58,924

Net income (loss)	$(1,886)	$(135)

Net income (loss) per share — basic	$(0.16)	$(0.01)

Net income (loss) per share — diluted	$(0.16)	$(0.01)

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Discontinued Operations (in thousands):

On January 31, 2008, we sold substantially all of the assets of Synovis’ interventional business to Heraeus Vadnais, Inc. and its related entities (“Heraeus”), pursuant to an Asset Purchase Agreement dated January 8, 2008. Our interventional business developed and manufactured metal and polymer components and assemblies used in or with implantable or minimally invasive devices for cardiac rhythm management, neurostimulation, vascular and other procedures, and had facilities located in Lino Lakes, Minnesota and Dorado, Puerto Rico. The decision to sell the interventional business resulted from our determination to focus our attention and resources on opportunities in our surgical markets.

The primary terms of the sale included the following:

•	Heraeus paid Synovis $30,440 in cash (the “Purchase Price”) for substantially all of the assets (including receivables, inventory, fixed assets and intellectual property) and assumed certain operating liabilities of the interventional business. This was comprised of an initial payment of $29,500 on January 31, 2008, plus a working capital adjustment payment of $940, which we received during our second quarter of fiscal 2008.

•	$2,950 of the Purchase Price was placed in escrow until July 31, 2009 to cover certain post-closing covenants and potential indemnification obligations. The escrow amount was included in our net gain from the sale, and recorded as restricted cash on our balance sheet as of October 31, 2008.

We recorded a pretax gain of $11,423 and a provision for income taxes of $6,083, resulting in a net gain on sale of $5,340. The net gain was computed as follows:

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

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating results related to the divested operations for fiscal 2008 have been reclassified and are presented in our consolidated Statement of Income as discontinued operations, as summarized below:

For the Fiscal Year Ended
October 31,
2008

Net revenue	$7,907
Cost of revenue	6,361

Gross margin	1,546
Operating expenses	1,576

Operating loss from discontinued operations	(30)
Benefit from income taxes	(10)

Net loss from discontinued operations	$(20)

4.	Supplemental Financial Statement Information (in thousands):

As a developer, manufacturer and seller of medical devices, we have a single reporting segment.

	As of October 31,
	2010	2009

Accounts receivable, net:
Trade receivables	$9,104	$7,269
Allowance for doubtful accounts	(403)	(344)

	$8,701	$6,925

Inventories:
Finished goods	$4,524	$2,793
Work in process	3,533	3,573
Raw materials	1,376	1,358

	$9,433	$7,724

Property, plant and equipment, net:
Furniture, fixtures, and computer equipment	$3,035	$3,180
Manufacturing equipment	5,701	5,071
Leasehold improvements	3,162	3,110
Equipment in process	534	697
Accumulated depreciation and amortization	(9,031)	(8,339)

	$3,401	$3,719

Accrued expenses:
Payroll, employee benefits and related taxes	$4,191	$3,081
Accrued income taxes	628	1,128
Accrued stock repurchases	75	198
Other accrued expenses	1,477	1,340

	$6,371	$5,747

Supplemental Cash Flow Information:  Our income tax payments totaled $3,054, $850 and $8,599 for the years ended October 31, 2010, 2009 and 2008, respectively. Our income tax refunds received totaled $4, $118 and $95 for the years ended October 31, 2010, 2009 and 2008, respectively.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our amortizable intangible assets as of:

	October 31, 2010
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period

Patents and trademarks	$1,310	$649	13	.7 years
Developed technology	7,418	1,993	10	.8 years
Non-competes and other	634	628	5	.7 years
Licenses	100	10	11	.0 years

Total	$9,462	$3,280

	October 31, 2009
			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period

Patents and trademarks	$1,187	$600	13	.9 years
Developed technology	7,418	1,283	10	.8 years
Non-competes and other	634	612	5	.7 years
Licenses	100	3	11	.0 years

Total	$9,339	$2,498

In fiscal 2009, we recorded $6,000 in developed technology related to the acquisition of the assets of Pegasus. Subsequent to the acquisition, we paid cash consideration of $100 for license rights related to acquired product manufacturing processes.

In fiscal 2009, we recorded an impairment charge of $600 as an other operating expense related to identifiable intangible assets related to our fiscal 2007 acquisition of the 4Closuretm Surgical Fascia Closure System (“4Closure”) following an impairment analysis. A discounted cash flows impairment analysis was performed as a result of a delay in the expected third quarter of fiscal 2009 re-launch and re-brand of the product, combined with actual revenues since acquisition not meeting expectations.

Amortization expense for the intangible assets listed above was $782, $539 and $437 in fiscal 2010, 2009 and 2008, respectively. Our estimated amortization expense for each of the next five years is expected to be approximately $800 per year based on the current amortizable intangible assets owned by the Company.

5.	Supplemental Net Revenue Information (in thousands):

The following table summarizes net revenues by product line for the fiscal years ended October 31:

Net Revenues by Product Line:	2010	2009	2008

Veritas	$14,368	$8,757	$4,468
Peri-Strips	19,414	19,384	17,653
Tissue-Guard	16,550	15,806	14,477
Microsurgery	11,020	8,668	7,749
Orthopedic and Wound	1,878	65	—
Surgical Tools and Other	5,335	5,531	5,453

Total	$68,565	$58,211	$49,800

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all of our international net revenues are negotiated, invoiced and paid in U.S. dollars. The following table summarizes net revenues by geographic area for the years ended October 31:

Net Revenues by Geographic Area:	2010	2009	2008

United States	$57,700	$49,290	$42,190
Europe	7,652	6,094	5,346
Asia and Pacific region	1,325	963	1,019
Canada	874	817	699
Other	1,014	1,047	546

Total	$68,565	$58,211	$49,800

6.	Investments (in thousands):

The following table summarizes our cash, cash equivalents and investments at October 31, 2010 and 2009:

	October 31, 2010
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value

Cash	$7,416	$—	$7,416
Money Market Funds	5,535	—	5,535
Municipal Bonds	30,864	(8)	30,856
Commercial Paper	1,994	3	1,997
Corporate Bonds	15,089	30	15,119
Treasuries and Agencies	1,000	1	1,001

Total	$61,898	$26	$61,924

Cash and cash equivalents	$12,951	—	$12,951
Short-term investments	41,079	40	41,119
Long-term investments	7,868	(14)	7,854

Total	$61,898	$26	$61,924

	October 31, 2009
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value

Cash	$1,752	$—	$1,752
Money Market Funds	14,111	—	14,111
Municipal Bonds	44,794	92	44,886

Total	$60,657	$92	$60,749

Cash and cash equivalents	$15,863	—	$15,863
Short-term investments	38,879	81	38,960
Long-term investments	5,915	11	5,926

Total	$60,657	$92	$60,749

At October 31, 2010, our long-term investments mature in fiscal 2012.

In fiscal 2009, we sold our auction rate securities (“ARS”), which had a par value of $9,000, for $7,650, realizing a loss on sale of $1,350.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Fair Value Measurements (in thousands):

The following table provides our investment assets carried at fair value measured on a recurring basis as of October 31, 2010 and 2009:

		Fair Value Measurements at October 31, 2010 Using
			Significant Other
	Total Carrying	Quoted Price in	Observable	Significant
	Value at	Active Markets	Inputs	Unobservable Inputs
	October 31, 2010	(Level 1)	(Level 2)	(Level 3)

Investments:
Municipal Bonds	30,856	—	30,856	—
Commercial Paper	1,997	—	1,997	—
Corporate Bonds	15,119	—	15,119	—
Treasuries and Agencies	1,001	—	1,001	—

Total investments	$48,973	$—	$48,973	$—

		Fair Value Measurements at October 31, 2009 Using
			Significant Other
	Total Carrying	Quoted Price in	Observable	Significant
	Value At	Active Markets	Inputs	Unobservable Inputs
	October 31, 2009	(Level 1)	(Level 2)	(Level 3)

Investments:
Municipal Bonds	44,886	—	44,886	—

Total investments	$44,886	$—	$44,886	$—

We utilize a pricing service to estimate fair value measurements for our short- and long-term investments. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.

The fair value estimates provided by the pricing service for our investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for our investments were determined based on Level 2 inputs at October 31, 2010 and 2009, respectively.

8.	Income Taxes (in thousands):

The components of our provision for (benefit from) income taxes are as follows:

	For the Fiscal Years Ended
	October 31,
	2010	2009	2008

Current:
Federal	$2,218	$2,752	$2,509
State	642	320	96

	2,860	3,072	2,605

Deferred:
Federal	(108)	(2,016)	351
State	(9)	(190)	150

	(117)	(2,206)	501

Total	$2,743	$866	$3,106

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of effective income tax rate:

	For the Fiscal Years Ended
	October 31,
	2010	2009	2008

Income before income taxes	$7,619	$3,572	$9,271

Statutory federal rate	2,591	1,215	3,245
State taxes, net of federal benefit	410	112	228
Tax exempt interest	(54)	(169)	(147)
Other permanent differences	(109)	(117)	(45)
Research and development credits	(95)	(175)	(175)

Provision for income taxes	$2,743	$866	$3,106

Components of deferred income tax assets and liabilities:

	As of October 31,
	2010	2009

Inventory	$316	$273
Other, net	51	94

Net current deferred income tax assets	367	367
Depreciation	(26)	253
Stock-based compensation expense	768	360
Intangible asset amortization	1,397	1,382
Other, net	—	27

Net long-term deferred income tax assets	2,139	2,022

Net deferred income tax assets	$2,506	$2,389

A net income tax payable of $628 was recorded at October 31, 2010, as compared to $1,128 at October 31, 2009. A tax benefit of $296, $203 and $441 related to the exercise of stock options was recorded to additional paid-in capital in fiscal 2010, 2009 and 2008, respectively.

Significant judgment is required in evaluating our uncertain tax positions. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

We are subject to income taxes in the U.S. Federal jurisdiction, Minnesota and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the fiscal years ended before October 31, 2007. We were recently under examination for the years ended October 31, 2008 and 2007 by the Internal Revenue Service. The examination concluded in February 2010 and did not have a significant impact on the recognition of unrecognized tax benefits.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertain tax positions:

At October 31, 2010, we had unrecognized tax benefits of $393. If recognized, these benefits would favorably impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Fiscal Years Ended October 31,	2010	2009

Beginning balance	$435	$387
Increases for current period tax positions	185	48
Decreases for lapses in applicable statute of limitations	(227)	—

Ending balance	$393	$435

Our policy is to include interest and penalties related to our tax contingencies in income tax expense.

9.	Commitments and Contingencies (in thousands):

Operating Leases:  We are committed under non-cancelable operating leases for our office and production facilities. At October 31, 2010, the remaining terms on the leases range from one to four years. In addition to base rent charges, we also pay apportioned real estate taxes and common costs on our St. Paul, MN and Irvine, CA leased facilities. We have an option to renew our St. Paul, MN lease prior to December 31, 2013 for an additional three or five years at fair market value. Total facilities rent expense, including real estate taxes and common costs, was $1,464, $1,200 and $1,038 for the fiscal years ended October 31, 2010, 2009 and 2008, respectively.

As of October 31, 2010, future minimum lease payments, excluding real estate taxes and common costs, due under existing non-cancelable operating leases are as follows:

Fiscal Years Ended October 31,

2011	$1,020
2012	982
2013	738
2014	121

$2,861

Royalties:  We incurred royalty expense, primarily related to revenue from Peri-Strips and our Ortho & Wound products, of approximately $827, $753 and $696 for the years ended October 31, 2010, 2009 and 2008, respectively, which is included in cost of revenue. Fiscal 2010 royalty expense included minimum royalties we are obligated to pay on sales of our Ortho & Wound products, which totaled $101 for the year.

10.	Shareholders’ Equity (in thousands except share and per share data):

Authorized Shares:  Our authorized capital stock consists of 20,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

Shareholder Rights Agreement:  On June 1, 2006, our board of directors declared a dividend distribution of one common stock purchase right for each outstanding share of our common stock, payable to shareholders of record at the close of business on June 11, 2006. The description and terms of the rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of June 1, 2006, between us and American Stock Transfer & Trust Company, as Rights Agent. The Rights Agreement was approved by the shareholders at our 2007 Annual Meeting of Shareholders.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon certain acquisition events set forth in the Rights Agreement, each holder of a right other than certain “acquiring persons,” will have the right to receive upon exercise for a purchase price equal to ten times the purchase price of the right, shares of our common stock (or in certain circumstances, cash, property or other securities) having a market value equal to 20 times the purchase price.

Stock-Based Compensation:  Our current stock-based compensation plans consist of our 2006 Stock Incentive Plan, as amended (the “2006 Plan”), and an Employee Stock Purchase Plan (“ESPP”). Under the 2006 Plan, we are authorized to issue up to 1,500,000 shares of our common stock, plus certain shares becoming available under our prior 1995 Stock Incentive Plan or issued or assumed by us in certain merger or acquisition transactions, pursuant to incentive awards granted under the plan. At October 31, 2010, 346,686 shares remained available for grant under the 2006 Plan. Under the ESPP, we are authorized to sell and issue up to 400,000 shares of our common stock to our employees. At October 31, 2010, a total of 101,521 shares remained available for issuance under the ESPP.

The 2006 Plan was approved by our shareholders in February 2006, and an increase in the number of shares available for issuance was approved by our shareholders in March 2009. The 2006 Plan permits us to grant incentive stock options, non-qualified stock options and other share-based awards to eligible recipients for up to 1,500,000 shares of our common stock, plus the number of shares or awards outstanding under our prior 1995 Stock Incentive Plan as of its expiration which are subsequently cancelled or forfeited. The grant price of an option under the 2006 Plan may not be less than the fair market value of the common stock subject to the option as of the grant date. The term of any options granted under the 2006 Plan may not exceed seven years from the date of grant. As of October 31, 2010, 1,452,938 stock options have been granted under the 2006 Plan.

We recognized compensation expense for stock-based compensation awards on a straight-line basis over the requisite service period of all stock-based compensation awards granted to, but not yet vested. Total stock-based compensation expense included in our Statements of Income for the years ended October 31, 2010, 2009 and 2008 was $1,455 ($1,013, net of tax), $937 ($804, net of tax) and $509 ($405, net of tax), respectively.

We estimated the fair values of our stock options using the Black-Scholes option-pricing model. The Black-Scholes option valuation weighted average assumptions used in the valuation of stock options for the fiscal years ended October 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Risk-free rate(1)	1.9%	1.1%	2.7%
Expected dividend yield	None	None	None
Expected stock volatility(2)	54%	50%	46%
Expected life of stock options(3)	4.0 years	3.0 years	2.8 years
Fair value per option	$5.11 — $6.93	$4.30 — $7.41	$5.21 — $6.39
Forfeiture rate	10%	8%	8%

(1)	Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.

(2)	Expected stock price volatility is based on our historical volatility over a period generally consistent with the expected term of our stock options.

(3)	Expected life of stock options is estimated based on historical experience.

As of October 31, 2010, there was $2,444 of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of approximately two years.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options:  The exercise price of each stock option equals 100% of the market price of our common stock on the date of grant and has a maximum term ranging from 7 to 10 years. Stock options granted to non-employee directors and employees generally vest ratably over two or three years. A summary of the status of our stock options for the years ended October 31 is as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	736,376	$10.48	689,761	$9.32	906,538	$8.84
Granted	728,116	12.24	161,880	15.24	28,682	18.75
Exercised	(204,807)	9.01	(89,376)	8.12	(158,635)	8.50
Cancelled	(72,707)	12.91	(25,889)	17.39	(86,824)	8.93

Outstanding at end of year	1,186,978	$11.67	736,376	$10.48	689,761	$9.32

Options exercisable at end of year	722,211	$11.23	661,201	$9.95	513,625	$9.56

The total intrinsic value of options exercised during the fiscal year ended October 31, 2010, 2009 and 2008 was $4,140, $737 and $1,631, respectively. The aggregate intrinsic value of options outstanding and exercisable as of October 31, 2010 was $2,883. The weighted-average remaining contractual term of options outstanding and exercisable as of October 31, 2010 was 2.6 years.

The following table summarizes information about stock options outstanding at October 31, 2010:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining		Exercise
	Number of	Average	Contractual	Number of	Price of
	Options	Exercise	Life	Options	Exercisable
Range of Prices	Outstanding	Price	(Years)	Exercisable	Options

$ 7.50 – $11.81	325,600	$8.15	1.59	323,600	$8.13
12.00 – 12.00	604,900	12.00	4.96	201,633	12.00
12.16 – 21.45	256,478	15.35	3.47	196,978	15.54

$ 7.50 – $21.45	1,186,978	$11.67	3.71	722,211	$11.23

Employee Stock Purchase Plan:  We sponsor an ESPP under which 400,000 shares of common stock were reserved for future issuance. The ESPP was established to enable our employees to invest in our common stock through payroll deductions. Shares are available to employees to purchase shares of stock at a price equal to 95% of the fair market value of the stock on the last day of each offering period. There were 10,809, 7,065 and 4,900 shares purchased through the ESPP in fiscal 2010, 2009 and 2008, respectively.

Repurchase of Common Shares:  On May 28, 2008, we announced that its Board of Directors had authorized the repurchase up to 1,000,000 shares of our common stock. This program was completed on January 9, 2009. The share repurchase was funded using our existing cash balances and occurred in the open market in accordance with SEC regulations. The timing and extent to which we bought back shares depended upon market conditions and other corporate considerations.

From inception of the program on May 28, 2008 through its completion on January 9, 2009, we used $16,675 to repurchase 1,000,000 shares at an average price of $16.68 per share. The following table presents

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the total number of shares repurchased from May 28, 2008 through January 9, 2009, the average price paid per share and the number of shares that were purchased.

			Total Number	Maximum
			of Shares	Number
			Purchased	of Shares That
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plan or	Plan
Period	Purchased	Share	Program	or Program

May 1, 2008 — May 31, 2008	—	$—	—	1,000,000
June 1, 2008 — June 30, 2008	87,585	17.82	87,585	912,415
October 1, 2008 — October 31, 2008	416,582	16.77	504,167	495,833
November 1, 2008 — November 30, 2008	145,833	16.67	650,000	350,000
December 1, 2008 — December 31, 2008	294,801	16.02	944,801	55,199
January 1, 2009 — January 31, 2009	55,199	17.61	1,000,000	—

Total	1,000,000	$16.68

On September 29, 2009, we announced that our Board of Directors had authorized the repurchase of up to 500,000 shares of our common stock. On March 4, 2010, the Board of Directors increased the number of shares we are authorized to repurchase by an incremental 1,000,000 shares of our common stock, for a total of 1,500,000 shares to be repurchased. The share repurchase is funded using our existing cash balances and may occur either in the open market or through private transactions from time to time, in accordance with SEC regulations. The timing and extent to which we may buy back shares depends upon market conditions and other corporate considerations. The repurchase plan does not have an expiration date.

From inception of the program on September 29, 2009 through October 31, 2010, we used $7,994 to repurchase 606,240 shares at an average price of $13.19 per share. The following table presents the total number of shares repurchased from September 29, 2009 through October 31, 2010, the average price paid per share and the number of shares that were purchased and the maximum number of shares that may yet be purchased at October 31, 2010, pursuant to our stock repurchase program:

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plan or	Plan
Period	Purchased	Share	Program	or Program

September 29, 2009 — September 30, 2009	43,968	$13.75	43,968	456,032
October 1, 2009 — October 31, 2009	176,436	12.97	220,404	279,596
November 1, 2009 — November 30, 2009	213,377	11.96	433,781	66,219
December 1, 2009 — December 31, 2009	—	—	433,781	66,219
January 1, 2010 — January 31, 2010	—	—	433,781	66,219
February 1, 2010 — February 28, 2010	—	—	433,781	66,219
March 1, 2010 — March 31, 2010	—	—	433,781	1,066,219
April 1, 2010 — April 30, 2010	—	—	433,781	1,066,219
May 1, 2010 — May 31, 2010	—	—	433,781	1,066,219
June 1, 2010 — June 30, 2010	—	—	433,781	1,066,219
July 1, 2010 — July 31, 2010	—	—	433,781	1,066,219
August 1, 2010 — August 31, 2010	—	—	433,781	1,066,219
September 1, 2010 — September 30, 2010	99,559	14.61	533,340	966,660
October 1, 2010 — October 31, 2010	72,900	15.02	606,240	893,760

Total	606,240	$13.19

11.	Earnings per Share (in thousands):

The following table sets forth the computation of basic and diluted shares outstanding for the fiscal years ended October 31:

	2010	2009	2008

Numerator:
Net income from continuing operations	$4,876	$2,706	$6,165

Denominator:
Denominator for basic earnings per share — weighted average common shares	11,262	11,588	12,395
Effect of dilutive securities:
Shares associated with option plans	179	239	326

Dilutive potential common shares	179	239	326

Denominator for diluted earnings per share — weighted average common shares and dilutive potential common shares	11,441	11,827	12,721

Stock options outstanding which were anti-dilutive totaled 827, 178 and 33 options for fiscal years ended October 31, 2010, 2009 and 2008, respectively.

SYNOVIS LIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Employee Benefit Plan (in thousands):

Salary Reduction Plan:  We sponsor a salary reduction plan for all eligible U.S. employees who qualify under Section 401(k) of the Internal Revenue Code. Employees may contribute up to 100% of their annual compensation, subject to annual limitations. At its discretion, we may make matching contributions equal to a percentage of the salary reduction or other discretionary amount for each plan. In fiscal 2010, 2009 and 2008, we made discretionary matching contributions to employee participants in the plan of $241, $164 and $131, respectively.

13.	Comprehensive Income (in thousands):

The following table summarizes the components of comprehensive income for the fiscal years ended October 31, 2010, 2009 and 2008.

	2010	2009	2008

Net income	$4,876	$2,706	$11,485
Unrealized gain (loss) on investments	(66)	70	22
Unrealized gain (loss) on ARS	—	2,429	(2,429)

Other accumulated comprehensive gain (loss)	(66)	2,499	(2,407)
Comprehensive income	$4,810	$5,205	$9,078

14.	Quarterly Information (in thousands except per share data):

	First	Second	Third	Fourth
Fiscal 2010 (unaudited)	Quarter	Quarter	Quarter	Quarter

Net revenue	$15,212	$17,600	$17,637	$18,116
Gross margin	10,852	12,862	12,736	13,090
Operating income	920	1,878	2,297	2,240
Net income	$643	$1,245	$1,508	$1,480

Basic earnings per share:	$0.06	$0.11	$0.13	$0.13

Diluted earnings per share:	$0.06	$0.11	$0.13	$0.13

	First	Second	Third	Fourth
Fiscal 2009 (unaudited)	Quarter	Quarter	Quarter	Quarter

Net revenue	$13,414	$14,755	$15,032	$15,010
Gross margin	9,441	10,679	10,775	10,872
Operating income (loss)	2,240	2,774	(1,654)	642
Net income (loss)	$1,663	$2,082	$(4,874)	$3,835

Basic earnings (loss) per share:	$0.14	$0.18	$(0.42)	$0.33

Diluted earnings (loss) per share:	$0.14	$0.18	$(0.42)	$0.33

Quarterly calculations of net earnings per share are made independently during the fiscal year.

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A —	Controls and Procedures

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

There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of October 31, 2010. Grant Thornton LLP, our independent registered public accounting firm, has issued a report, included herein, on our internal control over financial reporting.

ITEM 9B —	Other information

None.

PART III

Item 10 —	Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant:

The information under the captions “Election of Directors — Information About Nominees” and “Election of Directors — Other Information About Nominees” in the Registrant’s 2011 Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant:

Information concerning Executive Officers of the Company is included under the caption “Executive Officers of the Registrant” in Item 4A in this report.

(c) Compliance with Section 16(a) of the Exchange Act:

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s 2011 Proxy Statement is incorporated herein by reference.

(d) Audit Committee and Audit Committee Financial Expert:

The information under the caption “Election of Directors — Board Committees” in the Registrant’s 2011 Proxy Statement is incorporated herein by reference.

(e) Code of Ethics:

We have adopted a Code of Ethics that applies to our Chief Executive Officer and all senior financial officers. A copy of the Code of Ethics has been posted on our website at www.synovislife.com.

(f) Policy for Nominees:

The Company’s policy for nominating Board candidates is discussed under the caption “Election of Directors — Board Committees” in the Registrant’s 2011 Proxy Statement and is incorporated herein by reference. No material changes to the nominating process have occurred.

Item 11 —	Executive Compensation

The information under the captions “Compensation Committee Report,” “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Registrant’s 2011 Proxy Statement is incorporated herein by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 1, 2010 with respect to our compensation plans under which equity securities are authorized for issuance.

C
Number of
Securities
	A		Remaining Available
	Number of		for Future Issuance
	Securities to be	B	Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	A)(1)

Equity compensation Plans approved by the Company’s shareholders	1,185,778	$11.68	449,407
Equity compensation Plans not approved by the Company’s shareholders	—	$—	—
Total	1,185,778	$11.68	449,407

(1)	Included in the securities remaining available for issuance (Column C) are 347,886 shares associated with our 2006 Stock Incentive Plan and our prior 1995 Stock Incentive Plan and 101,521 shares associated with the Company’s Employee Stock Purchase Plan. The table does not include the proposed additional shares to be reserved for issuance under the Employee Stock Purchase Plan.

Stock Ownership

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Registrant’s 2011 Proxy Statement is incorporated herein by reference.

Item 13 —	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Person Relationships and Transactions,” “Election of Directors — Other Information About Nominees”, “Election of Directors — Director Independence” and “Election of Directors — Board Committees” in the Registrant’s 2011 Proxy Statement is incorporated herein by reference.

Item 14 —	Principal Accountant Fees and Services

(a) Audit Fees:

The information under the caption “Fees of Independent Auditors — Audit Fees” in the Registrant’s 2011 Proxy Statement is incorporated herein by reference.

(b) Audit-Related Fees:

The information under the caption “Fees of Independent Auditors — Audit-Related Fees” in the Registrant’s 2011 Proxy Statement is incorporated herein by reference.

(c) Tax Fees:

The information under the caption “Fees of Independent Auditors — Tax Fees” in the Registrant’s 2011 Proxy Statement is incorporated herein by reference.

(d) All Other Fees:

The information under the caption “Fees of Independent Auditors — All Other Fees” in the Registrant’s 2011 Proxy Statement is incorporated herein by reference.

(e) Fees of Independent Auditors — Pre-Approval Policies:

The information under the caption “Fees of Independent Auditors — Pre-Approval Policies” in the Registrant’s 2011 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 —	Exhibits, Financial Statement Schedule

(a) List of documents filed as part of this Report:

1) Financial Statements, Related Notes and Report of Independent Registered Public Accounting Firm:

The following financial statements are included in this report on the pages indicated:

Page

• Reports of Grant Thornton LLP	28-29
• Consolidated Statements of Income for the years ended October 31, 2010, 2009 and 2008	30
• Consolidated Balance Sheets as of October 31, 2010 and 2009	31
• Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2010, 2009 and 2008	32
• Consolidated Statements of Cash Flows for the years ended October 31, 2010, 2009 and 2008	33
• Notes to Consolidated Financial Statements	34-49

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

B. Employee Stock Purchase Plan, as amended December 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2010 (File No. 0-13907)).

C. Form of Change in control agreement dated December 12, 2008 between the           Company and Richard Kramp, Brett Reynolds, Michael Campbell, Timothy Floeder, Mary Frick and Daniel Mooradian (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 17, 2008 (File No. 0-13907)).

D. Summary of fiscal 2011 Non-Employee Director Compensation (filed herewith           electronically).

E. Summary of fiscal 2011 Named Executive Officer Compensation (filed herewith electronically).

F. 2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended April 30, 2004 (File No. 0-13907)).

G. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended April 30, 2009 (File No. 0-13907)).

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

SCHEDULE II

SYNOVIS LIFE TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance
	Beginning	Cost and		at End of
Description	of Period	Expenses	Deductions	Period

Allowance for doubtful accounts:
Year ended October 31, 2010	$344,000	$204,000	$145,000	$403,000
Year ended October 31, 2009	270,000	149,000	75,000	344,000
Year ended October 31, 2008	173,000	133,000	36,000	270,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synovis Life Technologies, Inc.

By	/s/ Richard W. Kramp
Richard W. Kramp,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 5, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 5, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Richard W. Kramp Richard W. Kramp	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brett A. Reynolds Brett A. Reynolds	Vice President of Finance, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ John D. Seaberg John D. Seaberg	Chairman, Board of Directors

/s/ William G. Kobi William G. Kobi	Director

/s/ Karen Gilles Larson Karen Gilles Larson	Director

/s/ Mark F. Palma Mark F. Palma	Director

/s/ Richard W. Perkins Richard W. Perkins	Director

/s/ Timothy M. Scanlan Timothy M. Scanlan	Director

/s/ Sven A. Wehrwein Sven A. Wehrwein	Director

SYNOVIS LIFE TECHNOLOGIES, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended October 31, 2010

2.1	Asset Purchase Agreement among Heraeus Vadnais, Inc., Heraeus Materials Caribe, Inc., and Heraeus Materials S.A., as Buyers, and Synovis Interventional Solutions, Inc., Synovis Caribe, Inc. and Synovis Life Technologies, Inc., as Seller Parties, dated as of January 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 8, 2008 (File No. 0-13907)).
2.2	Foreclosure Sale Agreement by and between Comerica Bank and Synovis Surgical Sales, Inc., a wholly-owned subsidiary of Synovis Life Technologies, Inc., dated as of July 2, 2009 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated July 2, 2009 (File No. 0-13907)) (Schedules and Exhibits have been omitted; however copies thereof will be furnished to the Securities and Exchange Commission upon request).
3.1	Restated Articles of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No. 0-13907)).
3.2	Amendment to Restated Articles of Incorporation of the Company, as amended, dated March 20, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No. 0-13907)).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 5, 2007 (File No. 0-13907)).
3.4	Amendment to Restated Articles of Incorporation, effective May 1, 2002, regarding the Company name Change from ‘Bio-Vascular, Inc.’ to ‘Synovis Life Technologies, Inc.’ (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (File No. 0-13907)).
4.1	Form of common stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form 10 (File No. 0-13907)).
4.2	Rights Agreement, dated as of June 1, 2006, between Synovis Life Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated June 1, 2006 (File No. 0-13907)).
4.3	Restated Articles of Incorporation of the Company, as amended (see Exhibit 3.1).
4.4	Amendment to Restated Articles of Incorporation of the Company, as amended, dated March 20, 1997 (see Exhibit 3.2).
4.5	Amended and Restated Bylaws of the Company (see Exhibit 3.3).
4.6	Amendment to Restated Articles of Incorporation, effective May 1, 2002 (see Exhibit 3.4).
10.1	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report of Form 10-K for the year ended October 31, 1998 (File No. 0-13907)).
10.2	Employee Stock Purchase Plan, as amended December 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2010 (File No. 0- 13907)).
10.3	Change in control agreement dated December 12, 2008 between the Company and Richard Kramp, Brett Reynolds, Michael Campbell, Timothy Floeder, Mary Frick and Daniel Mooradian (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 17, 2008 (File No. 0-13907)).
10.4	Acquisition Agreement and Plan of Reorganization by and among the Company, MCA Acquisition, Inc., Medical Companies Alliance, Inc. and Michael K. Campbell, dated July 6, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2001 (File No. 0-13907)).
10.5	Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

E-1

10.6	First Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated September 19, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2002 (File No. 0-13907)).
10.7	Second Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated January 1, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 (File No. 0-13907)).
10.8	Third Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated August 1, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report in Form 10-K for the period ended October 31, 2005 (file No. 0-13907)).
10.9	2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended April 30, 2004 (File No. 0-13907)).
10.10	Summary of fiscal 2011 Non-Employee Director Compensation (filed herewith electronically).
10.11	Summary of fiscal 2011 Named Executive Officer Compensation (filed herewith electronically).
10.12	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 0-13907)).
10.13	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).
10.14	Form of Non-Statutory Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).
10.15	Fourth Amendment to Lease Agreement effective August 1, 1995 between Company and CSM Investors, Inc., dated August 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 5, 2008 (File No. 0-13907)).
10.16	Lease agreement effective July 17, 2009 between the Company and the Irvine Company LLC (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 (File No. 0-13907)).
21.1	List of Subsidiaries of the Company (filed herewith electronically).
23.1	Consent of Grant Thornton LLP (filed herewith electronically).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

E-2