Form 10-Q
period 2011-01-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2011-03-03
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended January 31, 2011
OR
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
          Telephone Number: (651) 796-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (do not check if a smaller reporting company)   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

On February 24, 2011, there were 11,338,936 shares of the registrant's common stock, par value $.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME  (Unaudited)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(in thousands, except per share data)

	Three Months Ended January 31,
	2011	2010

Net revenue	$19,477	$15,212
Cost of revenue	5,292	4,360
Gross margin	14,185	10,852

Operating expenses:
Selling, general and administrative	10,509	8,857
Research and development	1,300	1,075
Operating expenses	11,809	9,932

Operating income	2,376	920
Interest income	74	84

Income before provision for income taxes	2,450	1,004
Provision for income taxes	652	361

Net income	$1,798	$643

Basic earnings per share	$0.16	$0.06

Diluted earnings per share	$0.16	$0.06

Weighted average common shares outstanding:
- Basic	11,270	11,213
- Diluted	11,456	11,368

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JANUARY 31, 2011 (UNAUDITED) AND OCTOBER 31, 2010

(in thousands, except share and per share data)

	January 31, 2011	October 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$18,346	$12,951
Short-term investments	31,217	41,119
Accounts receivable, net	9,600	8,701
Inventories	9,146	9,433
Deferred income tax asset, net	367	367
Other current assets	2,515	1,715
Total current assets	71,191	74,286

Investments, net	11,958	7,854
Property, plant and equipment, net	3,636	3,401
Goodwill	3,620	3,620
Other intangible assets, net	6,058	6,182
Deferred income tax asset, net	2,095	2,139
Total assets	$98,558	$97,482

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,810	$1,644
Accrued expenses	4,149	6,371
Total current liabilities	5,959	8,015

Total liabilities	5,959	8,015

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value;none issued or outstanding as of January 31, 2011 and October 31, 2010	-	-
Common stock: authorized 20,000,000 shares of $0.01 par value;issued and outstanding, 11,336,920 and 11,228,654 as of January 31, 2011 and October 31, 2010, respectively	113	112
Additional paid-in capital	63,150	61,780
Accumulated other comprehensive (loss) income	(11)	26
Retained earnings	29,347	27,549
Total shareholders' equity	92,599	89,467
Total liabilities and shareholders' equity	$98,558	$97,482

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(in thousands)

	Three Months Ended January 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,798	$643

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	307	348
Amortization of intangible assets	191	204
Amortization of investment premium, net	101	426
Stock-based compensation	309	375
Tax benefit from stock option exercises	156	-
Deferred income taxes	44	(169)

Changes in operating assets and liabilities:
Accounts receivable	(899)	(173)
Inventories	287	(707)
Other current assets	(800)	(1)
Accounts payable	166	(680)
Accrued expenses	(2,222)	(1,423)

Net cash used in operating activities	(562)	(1,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(542)	(128)
Investments in patents and trademarks	(67)	(14)
Purchases of investments	(6,000)	(19,273)
Proceeds from the maturity or sale of investments	11,660	18,650
Other	-	(2)

Net cash provided by (used in) investing activities	5,051	(767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans	1,014	51
Repurchase of the Company's common stock	(126)	(2,552)
Excess tax benefit from stock option exercises	18	1

Net cash provided by (used in) financing activities	906	(2,500)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,395	(4,424)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,951	15,863

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,346	$11,439

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(1)  BASIS OF PRESENTATION:

The accompanying condensed balance sheet of Synovis Life Technologies, Inc. (“Synovis” or the “Company”) as of October 31, 2010 has been derived from audited financial statements, and the unaudited interim condensed financial statements for the three months ended January 31, 2011 and 2010 and as of January 31, 2011, have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included.  Operating results and cash flows for the three months ended January 31, 2011 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the fiscal year ending October 31, 2011.

All amounts included in the Notes to Consolidated Condensed Financial Statements are in thousands, except for share and per share data, and as specified otherwise.

(2)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

	January 31, 2011	October 31, 2010
Inventories consist of the following:
Finished goods	$2,868	$4,524
Work in process	4,880	3,533
Raw materials	1,398	1,376
	$9,146	$9,433

	January 31, 2011	October 31, 2010
Accrued expenses consist of the following:
Accrued employee compensation and related taxes	$2,770	$4,191
Accrued income taxes	-	628
Other accrued expenses	1,379	1,552
	$4,149	$6,371

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) - (continued)

(3)  INVESTMENTS:

The following tables summarize our cash, cash equivalents and investments at January 31, 2011 and October 31, 2010:

	January 31, 2011
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Cash	$6,927	$-	$6,927
Money Market Funds	11,419	-	11,419
Municipal Bonds	22,633	(25)	22,608
Commercial Paper	1,998	1	1,999
Corporate Bonds	15,556	14	15,570
Treasuries and Agencies	2,999	(1)	2,998
Total	$61,532	$(11)	$61,521

Cash and cash equivalents	$18,346	-	$18,346
Short-term investments	31,195	22	31,217
Long-term investments	11,991	(33)	11,958
Total	$61,532	$(11)	$61,521

	October 31, 2010
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Cash	$7,416	$-	$7,416
Money Market Funds	5,535	-	5,535
Municipal Bonds	30,864	(8)	30,856
Commercial Paper	1,994	3	1,997
Corporate Bonds	15,089	30	15,119
Treasuries and Agencies	1,000	1	1,001
Total	$61,898	$26	$61,924

Cash and cash equivalents	$12,951	-	$12,951
Short-term investments	41,079	40	41,119
Long-term investments	7,868	(14)	7,854
Total	$61,898	$26	$61,924

At January 31, 2011, our long-term investments mature in fiscal 2012.

At January 31, 2011, the Company recorded an unrealized loss on investments of $11, which was reflected as net accumulated other comprehensive loss of $11.  At October 31, 2010, the Company recorded an unrealized gain on investments of $26, which was reflected as net accumulated other comprehensive income of $26.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) - (continued)

(4)  FAIR VALUE MEASUREMENTS:

The following tables summarize our investment assets carried at fair value measured on a recurring basis as of January 31, 2011 and October 31, 2010:

		Fair Value Measurements at January 31, 2011 Using
	Total Carrying Value at January 31, 2011	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments:
Municipal Bonds	22,608	—	22,608	—
Commercial Paper	1,999	—	1,999	—
Corporate Bonds	15,570	—	15,570	—
Treasuries and Agencies	2,998	—	2,998	—
Total investments	$43,175	$—	$43,175	$—

		Fair Value Measurements at October 31, 2010 Using
	Total Carrying Value at October 31, 2010	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments:
Municipal Bonds	30,856	—	30,856	—
Commercial Paper	1,997	—	1,997	—
Corporate Bonds	15,119	—	15,119	—
Treasuries and Agencies	1,001	—	1,001	—
Total investments	$48,973	$—	$48,973	$—

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

The fair value estimates provided by the pricing service for our investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for our investments were determined based on Level 2 inputs at January 31, 2011 and October 31, 2010.

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS:

The following table summarizes the Company’s amortized intangible assets:
	As of January 31, 2011		As of October 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and trademarks	$1,377	$661	$1,310	$649
Developed technology	7,418	2,168	7,418	1,993
Non-competes and other	634	629	634	628
Licenses	100	13	100	10
Total	$9,529	$3,471	$9,462	$3,280

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) - (continued)

Amortization expense was $191 and $204 for the three months ended January 31, 2011 and 2010, respectively.  The estimated amortization expense for each of the next five years is approximately $800 per year based on the current amortizable intangible assets owned by the Company.

The Company had goodwill of $3,620 at both January 31, 2011 and October 31, 2010.  No impairment losses of goodwill and other intangible assets were incurred during the three months ended January 31, 2011 or 2010.

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

The Company is subject to income taxes in the U.S. Federal jurisdiction, Minnesota and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the fiscal years ended before October 31, 2007.  The Company was audited for the years ended October 31, 2008 and 2007 by the Internal Revenue Service.  The audit concluded in February 2010 and did not have a significant impact on the recognition of unrecognized tax benefits.

(7)  STOCK-BASED COMPENSATION:

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) permits the Company to grant incentive stock options, non-qualified stock options and share awards to eligible recipients.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”).  Total stock-based compensation expense included in the consolidated condensed statements of income for the three months ended January 31, 2011 and 2010, was $309 ($195, net of tax) and $375 ($269, net of tax), respectively.  Stock-based compensation expense is presently expected to be approximately $310 in each of the remaining quarters of fiscal 2011.

During the quarter ended January 31, 2011, the Company granted 6,500 stock options at a weighted average exercise price per share of $15.22.  During the quarter ended January 31, 2010, the Company granted 672,400 stock options at a weighted average exercise price per share of $12.01.  The Black-Scholes option valuation assumptions used were as follows:

	For the quarter ended January 31:
	2011	2010
Risk-free rate (1)	0.7%	1.9%
Expected dividend yield	None	None
Expected stock price volatility (2)	55%	54%
Expected term of stock options (3)	3.5 years	4.0 years
Fair value per option	$6.09	$5.20

(1) Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stockoptions.

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

(8)  EARNINGS PER SHARE (“EPS”):

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended January 31
	2011	2010
Denominator for basic earnings per share –weighted-average common shares	11,270,467	11,212,594

Shares associated with option plans	185,171	173,624
Denominator for diluted earnings per share –weighted-average common shares and dilutive potential common shares	11,455,638	11,386,218
Options excluded from EPS calculation because the option’s exercise price and unamortized expense are greater than the average market price of the Company’s common stock	91,201	867,401

(9)  SHAREHOLDERS’ EQUITY:

During the three months ended January 31, 2011, options to purchase 113,400 shares of the Company’s common stock were exercised at prices between $7.50 and $15.35 per share.  During the three months ended January 31, 2010, options to purchase 2,000 shares of the Company’s common stock were exercised at prices between $7.50 and $10.75 per share.

(10)   REPURCHASE OF COMMON SHARES:

On September 29, 2009, the Company announced that our Board of Directors had authorized the repurchase of up to 500,000 shares of its common stock.  On March 4, 2010, the Board of Directors increased the number of shares the Company is authorized to repurchase by an incremental 1,000,000 shares of common stock, for a total of 1,500,000 shares to be repurchased.  As of January 31, 2011, the Company had completed the repurchase of an aggregate of 614,661 shares of its common stock under the 1,500,000 share authorization for aggregate consideration of $8,120.  In the three months ended January 31, 2011, the Company repurchased 8,421 shares of the Company’s common stock for a total consideration of $126.  As of January 31, 2011, 885,339 shares may still be repurchased under the current authorization.  In the three months ended January 31, 2010, the Company repurchased 213,377 shares of the Company’s common stock for a total consideration of $2,552.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) - (continued)

(11)   COMPREHENSIVE INCOME (LOSS):

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended January 31,
	2011	2010

Net income	$1,798	$643

Unrealized gain (loss) on investments	(37)	(31)
Other comprehensive income (loss)	(37)	(31)

Comprehensive income	$1,761	$612

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The disclosures in this Quarterly Report on Form 10-Q include “forward-looking statements” made under the Private Securities Litigation Reform Act of 1995.  Without limiting the foregoing, words such as “should”, “could”, “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.  You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission (“SEC”).  Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, our ability  to grow and sustain revenues, the impact of increased competition in various markets we serve, our ability to re-establish our Ortho & Wound products in the marketplace  and  achieve profitability, outcomes of clinical and marketing studies as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, any operational or financial impact from the current global economic downturn, the impact of recently enacted healthcare reform legislation, as well as other factors found in the Company’s filings with the SEC, such as the “Risk Factors” section in Item 1A of the Annual Report on Form 10-K for the year ended October 31, 2010.

Business Overview

Synovis Life Technologies, Inc., a diversified medical device company, develops, manufactures and markets biological and mechanical products used by several surgical specialties to facilitate the repair and reconstruction of soft tissue damaged or destroyed by disease or injury.  Our products include implantable biomaterials for soft tissue repair, devices for microsurgery and surgical tools – all designed to reduce risks and/or facilitate critical surgeries, improve patient outcomes and reduce healthcare costs.

Results of Operations

Comparison of the Three Months Ended January 31, 2011 with the Three Months Ended January 31, 2010 (in thousands except per share data)

The following table summarizes our consolidated condensed operating results for the first quarter of fiscal 2011 and fiscal 2010:

	For the quarter ended January 31, 2011		For the quarter ended January 31, 2010		Change
	$	%	$	%	$	%

Net revenue	$19,477	100.0%	$15,212	100.0%	$4,265	28.0%
Cost of revenue	5,292	27.2	4,360	28.7	932	21.4
Gross margin	14,185	72.8	10,852	71.3	3,333	30.7
Selling, general and administrative	10,509	53.9	8,857	58.2	1,652	18.7
Research and development	1,300	6.7	1,075	7.1	225	20.9
Operating expenses	11,809	60.6	9,932	65.3	1,877	18.9
Operating income	$2,376	12.2%	$920	6.0%	$1,456	158.3%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

We generated net revenue of $19,477 in the first quarter of fiscal 2011, an increase of $4,265 or 28% from $15,212 in the year-ago quarter.  The following table summarizes net revenue by product group and geography:

	For the quarter ended January 31,
	2011		2010
	$	%	$	%

Veritas®	$4,159	21%	$3,018	20%
Peri-Strips®	5,409	28%	4,508	30%
Tissue-Guard	4,225	22%	3,759	25%
Microsurgery	3,443	18%	2,515	16%
Ortho & Wound	883	4%	159	1%
Surgical tools and other	1,358	7%	1,253	8%
Total	$19,477	100%	$15,212	100%

Domestic	$16,735	86%	$12,902	85%
International	2,742	14%	2,310	15%
Total	$19,477	100%	$15,212	100%

The increase in net revenue in the first quarter of fiscal 2011 compared to the prior-year quarter was primarily due to the following:
-	Incremental worldwide units sold and new product introductions increased revenue approximately $3,265; and
-	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $1,000.

In the United States, we sell our products through three distinct sales channels.  As of January 31, 2011, we have 56 direct sales representatives selling our Veritas, Peri-Strips, Tissue-Guard and Surgical tools and other products and we have nine direct sales representatives selling our Microsurgery products.  For our Ortho & Wound products, we have a hybrid sales force consisting of eight direct sales representatives and 23 independent representative groups (each with multiple sales representatives).  Internationally, all of our products are sold through independent third-party distributors.

The increase in worldwide units sold in the first quarter of fiscal 2011 was primarily attributable to: increased effectiveness of our direct sales forces, increased market acceptance of Veritas into the plastic reconstructive and general surgery markets, higher Peri-Strips revenue believed to be due to increased procedure volumes of sleeve gastrectomies, increased market penetration of our microsurgery products and increased Ortho & Wound volumes due primarily to the establishment and development of our hybrid sales force.

Revenue from Veritas patch products was $4,159 in the first quarter of fiscal 2011, an increase of $1,141 or 38% from $3,018 in the first quarter of fiscal 2010. Veritas revenue growth in the first quarter of fiscal 2011 was driven by incremental worldwide sales into the plastic reconstructive and general surgery markets, as well as higher average net selling prices in the first quarter of fiscal 2011 as compared to the prior-year period.  Veritas is an extremely strong and conformable biomaterial which acts as a “scaffold” that enables rapid repopulation and revascularization by the surrounding host tissue.

Worldwide net revenue from Peri-Strips was $5,409 in the first quarter of fiscal 2011, an increase of 20% from $4,508 in the first quarter of fiscal 2010.  Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant market being bariatric surgery.  We believe the current quarter increase in Peri-Strips revenue was driven by an increased number of sleeve gastrectomy  procedures, which are more likely to use a buttress compared to other bariatric surgeries.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Revenue from Peri-Strips used with Ethicon surgical staplers increased 37% in the first quarter of fiscal 2011, while revenue from Peri-Strips used with Covidien staplers decreased 6% in the current quarter.  Covidien launched a competitive buttress product in mid-fiscal 2009 supplied integral with their stapler cartridges, which has adversely impacted Peri-Strips revenue.  We continue to address the Covidien competitive threat by highlighting the clinical history and product performance of Peri-Strips, efforts to convert additional non-buttressing surgeons and continuing research activities to demonstrate the benefits of Peri-Strips compared to other buttress products.  In the first quarter of fiscal 2011, approximately 78% of our worldwide Peri-Strips revenue was derived from buttresses used with Ethicon staplers, as compared to 71% in the first quarter of fiscal 2010.

Revenue from Tissue-Guard patch products was $4,225 in the first quarter of fiscal 2011, an increase of 12% from  $3,759 in the first quarter of fiscal 2010.  The increase in the first quarter of fiscal 2011 was driven both incremental units and higher average net selling prices for our products.  Our Tissue-Guard family of products is used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurologic procedures.

Revenue from Microsurgery was $3,443 in the first quarter of fiscal 2011, an increase of $928 or 37% from $2,515 in the year-ago period.  The revenue growth in the first quarter of fiscal 2011 was primarily driven by increased market acceptance of the Coupler, the domestic market launch of the Flow Coupler® in the third quarter of fiscal 2010, and higher average net selling prices for our Coupler products, which cumulatively resulted in a 48% growth in Coupler products.  The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.  The Flow Coupler enhances our Microsurgery product offerings by combining our existing Coupler with Doppler technology, enabling physicians to verify and monitor blood flow.

Revenue from our Ortho & Wound products was $883 in the first quarter of fiscal 2011, a greater than five-fold increase from $159 in the first quarter of fiscal 2010.  Revenue from our Ortho & Wound products has grown in each successive quarter since its July 2009 acquisition.  In the first quarter of fiscal 2010 we were in the process of establishing our hybrid sales force, while at the end of the first quarter of fiscal 2011 we estimate our  U.S. coverage to be greater than 75% of the U.S. population. Our Ortho & Wound hybrid sales force continue to develop their sales territories and customer base by establishing relationships with pre-acquisition customers as well as new customers.  Our Ortho & Wound products include the OrthADAPT Bioimplant and the Unite Biomatrix.  The OrthADAPT Bioimplant is used in numerous orthopedic applications, including rotator cuff and Achilles tendon repair, where there is a clinical need to reinforce the repair.  Unite Biomatrix provides a durable, collagen structure that need be applied only once to a wound and maintains its integrity while promoting wound healing.

Our gross margin increased two percentage points to 73% in the first quarter of fiscal 2011 from 71% during the first quarter of fiscal 2010.  The margin increase was due primarily to sales mix (product and geographic) and higher average net selling prices in the current period.  Factors which affect gross margin include sales mix among geographies and product lines, volume and production activities.  Accordingly, our gross margins may fluctuate from period to period based on variations in these factors.

Selling, general and administrative (“SG&A”) expense during the first quarter of fiscal 2011 was $10,509, an increase of $1,652 or 19% from SG&A expense of $8,857 in the first quarter of fiscal 2010.  As a percentage of net revenue, SG&A expense was 54% in the first quarter of fiscal 2011 as compared to 58% in the prior-year quarter.  The current quarter SG&A increase was primarily due to approximately $1,300 in higher sales and marketing costs as the result of increased sales compensation due to higher revenue levels and expanded sales and marketing activities at our Ortho & Wound business.  Increased clinical activities resulted in $200 of higher clinical costs in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In fiscal 2011, we expect to incur higher SG&A expense as compared to fiscal 2010 due to incremental investments we believe are necessary to drive near and long-term revenue growth.  Such investments include increased sales and marketing costs, higher clinical study activities and continued investment in support of our Ortho & Wound business.

Research and development (“R&D”) expense totaled $1,300 during the first quarter of fiscal 2011, an increase of $225 or 21% from R&D expense of $1,075 in the prior-year quarter, driven by increased project activity during the current-year period.  In fiscal 2011, we expect R&D expense to increase compared to fiscal 2010 due to several activities, including research to expand the size offerings and indications for use of our Veritas product into new and existing markets, exploring additional  process improvements and product enhancements for our proprietary biomaterial products, advancing the size offerings and technology of the Flow Coupler and providing research to support the launch of the ProCUFF product and related anchor system and instrumentation.  ProCUFF is an arthroscopically delivered augmentation system for tendon repair, including rotator cuff repair.  R&D expense fluctuates from year to year based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.

We recorded operating income of $2,376 in the first quarter of fiscal 2011, as compared to operating income of $920 in the first quarter of fiscal 2010.  The increase in operating income in the first quarter of fiscal 2011 as compared to the prior-year period was primarily due to higher revenues.  Interest income was $74 in the first quarter of fiscal 2011 compared with $84 in the first quarter of fiscal 2010.

We recorded a provision for income taxes in the first quarter of fiscal 2011 of $652.  Income tax expense of $882 was recorded at an effective tax rate of 36%, the rate we presently expect for the full fiscal year.  We also recorded $230 of discrete income tax benefit in the current quarter, primarily related to reinstatement of the Federal R&D credit from fiscal 2010, as the laws governing such credits were reinstated during the first quarter of fiscal 2011.  Our effective tax rate in fiscal 2011 is expected to be sensitive to the level of pretax income, R&D credits and other permanent items relative to pre-tax income.  In the first quarter of fiscal 2010, we recorded income tax expense of $361 at an effective rate of 36%.

Liquidity and Capital Resources

Cash, cash equivalents and investments totaled $61,521 as of January 31, 2011, a decrease of $403 from $61,924 as of October 31, 2010.  Included in the above, we have $11,958 of investments classified as non-current as of January 31, 2011.  Working capital at January 31, 2011 and October 31, 2010 was $65,232 and $66,271, respectively.  We have no long-term debt.  We currently expect our cash and investments on hand, along with funds from operations to be sufficient to cover both of our short- and long-term operating requirements, subject however, to numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.

The decrease in cash, cash equivalents and investments in the first quarter of fiscal 2011 was primarily due to the use of cash of $3,468 for various working capital requirements, partially offset by cash provided by net income, stock-compensation programs and non-cash items.

Operating activities used cash of $562 in the first three months of fiscal 2011, as compared to using cash of $1,157 during the first three months of fiscal 2010.  During the current quarter, working capital requirements used cash of $3,468.  The use of cash for working capital was driven by payments for year-end accruals of sales commissions and incentive compensation, as well as increases in inventory and accounts receivable to support higher revenue levels.  Partially offsetting the use of cash for working capital was net income of $1,798 and depreciation, stock-based compensation and other non-cash items of $1,108.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Investing activities provided cash of $5,051 during the first three months of fiscal 2011 compared to cash used of $767 during the first three months of fiscal 2010.  In fiscal 2011, we received net cash proceeds of $5,660 as we sold certain short- and long-term investments as part of our investment strategy.  In the first quarter of fiscal 2010, we used net cash of $623 to purchase investments.  We also recorded $542 in purchases of property, plant and equipment in the first quarter of fiscal 2011, compared to purchases of $128 in the first quarter of fiscal 2010.  In fiscal 2011, we may spend up to $2,500 for investments in capital assets necessary to support our expected future growth.

Financing activities provided cash of $906 in the first three months of fiscal 2011.  Proceeds from stock-compensation programs provided cash of $1,032, partially offset by cash used of $126 for stock repurchases.  Financing activities used cash of $2,500 in the first three months of fiscal 2010, primarily due to stock repurchases.

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

Indefinite-lived Intangible Assets: Our indefinite-lived intangible assets consist of goodwill, which is carried at cost. Indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill in the fourth quarter of each fiscal year, or more often as circumstances require. In assessing the recoverability of goodwill, estimates of market capitalization and other factors are made to determine the fair value of the respective assets.  If these estimates change in the future, we may be required to record impairment charges for these assets.Recoverability is assessed by comparison of the fair value of the Company to its carrying amount to determine if there is potential impairment.  If the fair value of the Company is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the Company is less than its carrying value.  If the carrying amount of the goodwill exceeds their fair value, an impairment loss is recognized.

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

New Accounting Standards

None.

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

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total number of shares repurchased during the three months ended January 31, 2011, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the maximum number of shares that may be purchased at the end of the applicable fiscal period pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 1, 2010 – November 30, 2010	4,121	$14.97	4,121	889,639
December 1, 2010 – December 31, 2010	—	$—	4,121	889,639
January 1, 2011 – January 31, 2011	4,300	$15.04	8,421	885,339
Total	8,421	$15.01

(1) On September 29, 2009, we announced that our Board of Directors had authorized the repurchase of up to 500,000 shares of its common stock.  On March 4, 2010, the Board of Directors increased the number of shares we are authorized to repurchase by an incremental 1,000,000 shares of our common stock, for a total of 1,500,000 shares to be repurchased.  As of January 31, 2011, the Company had completed the repurchase of an aggregate of 614,661 shares of its common stock for aggregate consideration of $8,120,000.  In the three months ended January 31, 2011, the Company repurchased 8,421 shares of the Company’s common stock for a total consideration of $126,000.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Fifth Amendment of Lease Agreement effective August 1, 1995 between Company and CSM Investors, Inc., dated February 7, 2011 (filed herewith electronically).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

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

SYNOVIS LIFE TECHNOLOGIES, INC.

Dated: March 3, 2011	/s/ Brett Reynolds
Brett Reynolds
Vice President of Finance, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS

10.1	Fifth Amendment of Lease Agreement effective August 1, 1995 between Company and CSM Investors, Inc., dated February 7, 2011 (filed herewith electronically).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (filed herewith electronically).