Form 10-Q
period 2011-04-30
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2011-06-03
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended April 30, 2011
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

On May 24, 2011, there were 11,460,644 shares of the registrant's common stock, par value $.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME  (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

(in thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010

Net revenue	$19,816	$17,600	$39,293	$32,812
Cost of revenue	5,377	4,738	10,669	9,098
Gross margin	14,439	12,862	28,624	23,714

Operating expenses:
Selling, general and administrative	10,391	9,858	20,900	18,715
Research and development	1,247	1,126	2,547	2,201
Operating expenses	11,638	10,984	23,447	20,916

Operating income	2,801	1,878	5,177	2,798
Interest income	76	68	150	152

Income before provision for income taxes	2,877	1,946	5,327	2,950
Provision for income taxes	916	701	1,568	1,062

Net income	$1,961	$1,245	$3,759	$1,888

Basic earnings per share	$0.17	$0.11	$0.33	$0.17

Diluted earnings per share	$0.17	$0.11	$0.33	$0.17

Weighted average common shares outstanding:
- Basic	11,392	11,240	11,330	11,226
- Diluted	11,625	11,436	11,545	11,410

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2011 (UNAUDITED) AND OCTOBER 31, 2010

(in thousands, except share and per share data)

	April 30, 2011	October 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$15,546	$12,951
Short-term investments	30,443	41,119
Accounts receivable, net	10,168	8,701
Inventories	9,673	9,433
Deferred income tax asset, net	367	367
Other current assets	2,338	1,715
Total current assets	68,535	74,286

Investments, net	18,289	7,854
Property, plant and equipment, net	4,049	3,401
Goodwill	3,620	3,620
Other intangible assets, net	5,930	6,182
Deferred income tax asset, net	2,092	2,139
Total assets	$102,515	$97,482

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,401	$1,644
Accrued expenses	4,608	6,371
Total current liabilities	6,009	8,015

Total liabilities	6,009	8,015

Commitments and contingencies	-	-

Shareholders' equity:

Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of April 30, 2011 and October 31, 2010	-	-
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 11,460,644 and 11,228,654 as of April 30, 2011 and October 31, 2010, respectively	115	112
Additional paid-in capital	65,070	61,780
Accumulated other comprehensive income	13	26
Retained earnings	31,308	27,549
Total shareholders' equity	96,506	89,467
Total liabilities and shareholders' equity	$102,515	$97,482

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010

(in thousands)

	Six Months Ended April 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,759	$1,888

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	609	700
Amortization of intangible assets	381	399
Amortization of investment premium, net	578	842
Stock-based compensation	600	749
Excess tax benefit from stock option exercises	(360)	(179)
Deferred income taxes	47	(260)

Change in operating assets and liabilities:
Accounts receivable	(1,467)	(1,057)
Inventories	(240)	(1,282)
Other current assets	(623)	(125)
Accounts payable	(243)	(678)
Accrued expenses	(1,403)	209

Net cash provided by operating activities	1,638	1,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,257)	(342)
Investments in patents and trademarks	(129)	(22)
Purchases of investments	(26,258)	(23,171)
Proceeds from the maturity or sale of investments	25,908	18,649

Net cash used in investing activities	(1,736)	(4,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to stock-based compensation plans	2,459	1,036
Repurchase of the Company's common stock	(126)	(2,552)
Excess tax benefit from stock option exercises	360	179

Net cash provided by (used in) financing activities	2,693	(1,337)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,595	(5,017)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,951	15,863

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,546	$10,846

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial statements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(1)	BASIS OF PRESENTATION:

The accompanying condensed balance sheet of Synovis Life Technologies, Inc. (“Synovis” or the “Company”) as of October 31, 2010 has been derived from audited financial statements, and the unaudited interim condensed financial statements for the three and six months ended April 30, 2011 and 2010 and as of April 30, 2011, have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included.  Operating results and cash flows for the three and six months ended April 30, 2011 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the fiscal year ending October 31, 2011.

Certain reclassifications have been made to the fiscal 2010 Consolidated Condensed Financial Statements to conform with the fiscal 2011 presentation.  These reclassifications had no effect on net income or earnings per share as previously reported.

All amounts included in the Notes to Consolidated Condensed Financial Statements are in thousands, except for share and per share data, and as specified otherwise.

(2)	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

	April 30, 2011	October 31, 2010
Inventories consist of the following:
Finished goods	$3,137	$4,524
Work in process	5,073	3,533
Raw materials	1,463	1,376
	$9,673	$9,433

	April 30, 2011	October 31, 2010
Accrued expenses consist of the following:
Accrued employee compensation and related taxes	$3,209	$4,191
Accrued income taxes	-	628
Other accrued expenses	1,399	1,552
	$4,608	$6,371

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) - (continued)

(3)	INVESTMENTS:

The following tables summarize our cash, cash equivalents and investments at April 30, 2011 and October 31, 2010:

	April 30, 2011
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Cash	$9,651	$-	$9,651
Money Market Funds	5,895	-	5,895
Municipal Bonds	24,736	1	24,737
Commercial Paper	1,997	(1)	1,996
Corporate Bonds	16,988	9	16,997
Treasuries and Agencies	4,998	4	5,002
Total	$64,265	$13	$64,278

Cash and cash equivalents	$15,546	$-	$15,546
Short-term investments	30,445	(2)	30,443
Long-term investments	18,274	15	18,289
Total	$64,265	$13	$64,278

	October 31, 2010
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Cash	$7,416	$-	$7,416
Money Market Funds	5,535	-	5,535
Municipal Bonds	30,864	(8)	30,856
Commercial Paper	1,994	3	1,997
Corporate Bonds	15,089	30	15,119
Treasuries and Agencies	1,000	1	1,001
Total	$61,898	$26	$61,924

Cash and cash equivalents	$12,951	$-	$12,951
Short-term investments	41,079	40	41,119
Long-term investments	7,868	(14)	7,854
Total	$61,898	$26	$61,924

At April 30, 2011, the majority of our long-term investments mature in fiscal 2012, with a single municipal bond investment with an estimated fair value of $2,000 maturing in fiscal 2013.

(4)	FAIR VALUE MEASUREMENTS:

The following tables summarize our investment assets carried at fair value measured on a recurring basis as of April 30, 2011 and October 31, 2010:

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) - (continued)

		Fair Value Measurements at April 30, 2011 Using
	Total Carrying Value at April 30,	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Investments:
Municipal Bonds	24,737	—	24,737	—
Commercial Paper	1,996	—	1,996	—
Corporate Bonds	16,997	—	16,997	—
Treasuries and Agencies	5,002	—	5,002	—
Total investments	$48,732	$—	$48,732	$—

		Fair Value Measurements at October 31, 2010 Using
	Total Carrying Value at October 31,	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Investments:
Municipal Bonds	30,856	—	30,856	—
Commercial Paper	1,997	—	1,997	—
Corporate Bonds	15,119	—	15,119	—
Treasuries and Agencies	1,001	—	1,001	—
Total investments	$48,973	$—	$48,973	$—

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

The fair value estimates provided by the pricing service for our investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for our investments were determined based on Level 2 inputs at April 30, 2011 and October 31, 2010.

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The following table summarizes the Company’s amortized intangible assets:

	As of April 30, 2011		As of October 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and trademarks	$1,439	$671	$1,310	$649
Developed technology	7,418	2,344	7,418	1,993
Non-competes and other	634	631	634	628
Licenses	100	15	100	10
Total	$9,591	$3,661	$9,462	$3,280

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) - (continued)

Amortization expense was $381 and $399 for the six months ended April 30, 2011 and 2010, respectively.  The estimated amortization expense for each of the next five years is approximately $750 per year based on the current amortizable intangible assets owned by the Company.

The Company had goodwill of $3,620 at both April 30, 2011 and October 31, 2010.  No impairment losses of goodwill and other intangible assets were incurred during the three and six months ended April 30, 2011 or 2010.

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

Total stock-based compensation expense included in the consolidated condensed statements of income for the three months ended April 30, 2011 and 2010, was $291 ($184, net of tax) and $374 ($268, net of tax), respectively.  Total stock-based compensation expense included in the consolidated condensed statements of income for the six months ended April 30, 2011 and 2010, was $600 ($378, net of tax) and $749 ($537, net of tax), respectively.  Stock-based compensation expense is expected to be approximately $300 in each of the remaining quarters of fiscal 2011.

During the six months ended April 30, 2011, the Company granted 20,400 stock options at a weighted average exercise price per share of $18.03.  During the six months ended April 30, 2010, the Company granted 683,300 stock options at a weighted average exercise price per share of $12.07.  The Black-Scholes option valuation assumptions used were as follows:

	For the six months ended April 30:
	2011	2010
Risk-free rate (1)	0.7%	1.9%
Expected dividend yield	None	None
Expected stock price volatility (2)	55%	54%
Expected term of stock options (3)	3.5 years	4.0 years
Fair value per option	$7.22	$5.22

(1)	Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.
(2)	Expected stock price volatility is based on the Company’s historical volatility over the option term.
(3)	Expected term of stock options is estimated based on historical option terms for optionees in a similar class of those granted options.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) - (continued)

The Company also has an Employee Stock Purchase Plan (“ESPP”), which permits employees to purchase common stock at 95% of the market price of its common stock at the end of each quarterly purchase period.  No stock-based compensation expense for the ESPP was required to be recorded.

(8)	EARNINGS PER SHARE (“EPS”):

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010

Denominator for basic earnings per share – weighted-average common shares	11,392,136	11,239,749	11,330,293	11,225,946

Shares associated with option plans	233,170	196,362	215,204	183,937
Denominator for diluted earnings per share – weighted-average common shares and dilutive potential common shares	11,625,306	11,436,111	11,545,497	11,409,883

Options excluded from EPS calculation because the option’s exercise price and unamortized expense are greater than the average market price of the Company’s common stock	50,716	848,132	84,561	876,329

(9)	SEGMENT INFORMATION:

The Company’s operations, which are presently based in Minnesota, Alabama and California, are comprised of three operating segments, the surgical business, the microsurgical business and the ortho & wound business, with segmentation based upon the similarities of the underlying business operations, products and markets.  The Company evaluates the performance of its business segments and allocates resources based upon their respective current or future earnings contribution to the consolidated earnings of the Company as well as upon each segment’s organizational initiatives and activities in process at that time.  Prior to the second quarter of fiscal 2011, we aggregated our operating segments into a singular reporting segment.  In the second quarter of fiscal 2011, we determined we would no longer aggregate our operating segments and all prior-period segment information has been reclassified to reflect our current reportable segments.

Operations that are not included in any of the operating segments are included in the category “corporate and other.”  The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, primarily the costs of operating a public company and the estimated time of management personnel in support of corporate activities.

The following table presents certain financial information by business segment:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Net revenue:
Surgical business	$15,269	$14,491	$30,420	$27,029
Microsurgical business	3,467	2,663	6,910	5,178
Ortho & Wound business	1,080	446	1,963	605
Consolidated	$19,816	$17,600	$39,293	$32,812

Operating income (loss):
Surgical business	$4,181	$3,675	$8,304	$6,049
Microsurgical business	765	543	1,667	920
Ortho & Wound business	(1,365)	(1,552)	(3,075)	(2,718)
Corporate and other	(780)	(788)	(1,719)	(1,453)
Consolidated	$2,801	$1,878	$5,177	$2,798

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited) - (continued)

Total assets:	As of April 30, 2011	As of October 31, 2010
Surgical business	$29,311	$24,845
Microsurgical business	5,336	5,284
Ortho & Wound business	10,145	9,720
Corporate and other	57,723	57,633
Consolidated	$102,515	$97,482

(10)	SHAREHOLDERS’ EQUITY:

During the six months ended April 30, 2011, options to purchase 234,746 shares of the Company’s common stock were exercised at prices between $7.50 and $18.06 per share.  During the six months ended April 30, 2010, options to purchase 107,426 shares of the Company’s common stock were exercised at prices between $6.00 and $10.75 per share.

(11)	REPURCHASE OF COMMON SHARES:

On September 29, 2009, the Company announced that our Board of Directors had authorized the repurchase of up to 500,000 shares of its common stock.  On March 4, 2010, the Board of Directors increased the number of shares the Company is authorized to repurchase by an incremental 1,000,000 shares of common stock, for a total of 1,500,000 shares to be repurchased.  As of April 30, 2011, the Company had completed the repurchase of an aggregate of 614,661 shares of its common stock under the 1,500,000 share authorization for aggregate consideration of $8,120.  In the six months ended April 30, 2011, the Company repurchased 8,421 shares of the Company’s common stock for a total consideration of $126.  As of April 30, 2011, 885,339 shares may still be repurchased under the current authorization.  In the six months ended April 30, 2010, the Company repurchased 213,377 shares of the Company’s common stock for a total consideration of $2,552.

(12)	COMPREHENSIVE INCOME (LOSS):

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010

Net income	$1,961	$1,245	$3,759	$1,888

Unrealized gain (loss) on investments	24	(66)	(13)	(97)
Other comprehensive income (loss)	24	(66)	(13)	(97)

Comprehensive income	$1,985	$1,179	$3,746	$1,791

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The disclosures in this Quarterly Report on Form 10-Q include “forward-looking statements” made under the Private Securities Litigation Reform Act of 1995.  Without limiting the foregoing, words such as “should”, “could”, “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.  You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission (“SEC”).  Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, our ability  to grow and sustain revenues, the impact of increased competition in various markets we serve, our ability to re-establish our Ortho & Wound products in the marketplace  and  achieve profitability, outcomes of clinical and marketing studies as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, any operational or financial impact from the current global economic downturn, the impact of healthcare reform legislation, as well as other factors found in our filings with the SEC, such as the “Risk Factors” section in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2010.

Business Overview

Synovis Life Technologies, Inc., a diversified medical device company, develops, manufactures and markets biological and mechanical products used by several surgical specialties to facilitate the repair and reconstruction of soft tissue damaged or destroyed by disease or injury.  Our products are all designed to reduce risk and/or facilitate critical surgeries, leading to better patient outcomes and/or lower costs.  Our business is conducted in three operating segments, the surgical business, microsurgical business and the ortho & wound business, with segmentation based upon the similarities of the underlying business operations, products and markets.

Our surgical business develops, manufactures, markets and sells implantable biomaterial products and surgical tools.  Our surgical business products include Veritas, Peri-Strips, Tissue Guard and Surgical Tools. These products serve several surgical markets including plastic reconstructive, general, bariatric, vascular and cardiac.

Our microsurgical business develops, manufactures, markets and sells devices serving the niche market of microsurgery.  Our microsurgical products include the Coupler, the recently introduced Flow Coupler and several other products serving the microsurgery market.

Our ortho & wound business develops, manufactures, markets and sells advanced biological solutions for soft tissue repair, serving primarily the orthopedic and wound care markets.  Our ortho & wound products include the OrthADAPT Bioimplant, which is used in numerous orthopedic applications, and the Unite Biomatrix, which serves the wound care market.

Operations that are not included in any of the operating segments are reported in the category “corporate and other.”  The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, primarily the costs of operating a public company and the estimated time of management personnel in support of corporate activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations

Comparison of the Three Months Ended April 30, 2011 with the Three Months Ended April 30, 2010 (in thousands except per share data)

The following table summarizes our consolidated condensed operating results for the second quarter of fiscal 2011 and fiscal 2010:

	For the quarter ended		For the quarter ended
	April 30, 2011		April 30, 2010		Change
	$	%	$	%	$	%
Net revenue	$19,816	100.0%	$17,600	100.0%	$2,216	12.6%
Cost of revenue	5,377	27.1	4,738	26.9	639	13.5
Gross margin	14,439	72.9	12,862	73.1	1,577	12.3

Selling, general and administrative	10,391	52.5	9,858	56.0	533	5.4
Research and development	1,247	6.3	1,126	6.4	121	10.7
Operating expenses	11,638	58.8	10,984	62.4	654	5.9
Operating income	$2,801	14.1%	$1,878	10.7%	$923	49.2%

The following table summarizes our condensed consolidated operating results by business segment:

	For the quarter ended
	April 30,
	2011	2010

Net revenue
Surgical business	$15,269	$14,491
Microsurgical business	3,467	2,663
Ortho & Wound business	1,080	446
Consolidated	$19,816	$17,600

Gross margin
Surgical business	$11,783	$11,090
Microsurgical business	2,108	1,590
Ortho & Wound business	548	182
Consolidated	$14,439	$12,862

Gross margin percentage
Surgical business	77%	77%
Microsurgical business	61%	60%
Ortho & Wound business	51%	41%
Consolidated	73%	73%

Operating income (loss)
Surgical business	$4,181	$3,675
Microsurgical business	765	543
Ortho & Wound business	(1,365)	(1,552)
Corporate and other	(780)	(788)
Consolidated	$2,801	$1,878

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

We generated net revenue of $19,816 in the second quarter of fiscal 2011, an increase of $2,216 or 13% from $17,600 in the year-ago quarter.  The following table summarizes net revenue by product group and geography:

	For the quarter ended April 30,
	2011		2010
	$	%	$	%

Veritas®	$3,847	19%	$4,075	23%
Peri-Strips®	5,512	28%	4,623	26%
Tissue-Guard	4,400	22%	4,265	24%
Microsurgery	3,467	18%	2,663	15%
Ortho & Wound	1,080	5%	446	3%
Surgical tools and other	1,510	8%	1,528	9%
Total	$19,816	100%	$17,600	100%

Domestic	$16,833	85%	$14,746	84%
International	2,983	15%	2,854	16%
Total	$19,816	100%	$17,600	100%

The increase in net revenue in the first quarter of fiscal 2011 compared to the prior-year quarter was primarily due to the following:
-	Incremental worldwide units sold and new product introductions increased revenue approximately $1,058; and
-	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $1,158.

In the United States, each of our business units has its own distinct sales channel.  As of April 30, 2011, we have 55 direct sales representatives selling  our surgical business products and we have twelve direct sales representatives selling our microsurgery products.  For our ortho & wound products, we have a hybrid sales force consisting of five direct sales representatives and 32 independent representative groups (each with multiple sales representatives) as of April 30, 2011.  Internationally, all of our products are sold through independent third-party distributors.

The increase in worldwide units sold in the second quarter of fiscal 2011 was primarily attributable to: higher Peri-Strips revenue believed to be due to increased procedure volumes of sleeve gastrectomies, increased market penetration of our microsurgery products and increased Ortho & Wound volumes due primarily to the establishment and development of our hybrid sales force.

Revenue from Veritas patch products was $3,847 in the second quarter of fiscal 2011, a decrease of $228 or 6% from $4,075 in the second quarter of fiscal 2010.  The decrease in Veritas revenue in the second quarter of fiscal 2011 was driven by decreased units sold compared to the prior period, partially offset by higher average net selling prices in the second quarter of fiscal 2011 as compared to the prior-year period.  Veritas is an emerging product in highly competitive markets, and we expect variability in quarterly revenue levels to continue.  A significant study confirming the favorable attributes of Veritas in abdominal wall repair was recently published in the Journal of the American College of Surgeons.  Our sales professionals were trained on the outcomes of this study in early May.  We believe this study provides meaningful information on Veritas performance in abdominal wall procedures relative to competing products.  Veritas is an extremely strong and conformable biomaterial which acts as a “scaffold” that enables rapid repopulation and revascularization by the surrounding host tissue.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Worldwide net revenue from Peri-Strips was $5,512 in the second quarter of fiscal 2011, an increase of 19% from $4,623 in the second quarter of fiscal 2010.  Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant market being bariatric surgery.  The second quarter increase in Peri-Strips revenue was primarily driven by an increased number of units sold in the second quarter.  We believe the incremental units sold were driven by increased number sleeve gastrectomy procedures, which given the longer stapler line, are more likely to use a buttress compared to other bariatric surgeries.

Revenue from Peri-Strips used with Ethicon surgical staplers increased 33% in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010, while revenue from Peri-Strips used with Covidien staplers decreased 7% in the second quarter compared to the prior period.  Covidien launched a competitive buttress product in mid-fiscal 2009 supplied integral with their stapler cartridges, which has adversely impacted Peri-Strips revenue.  We continue to address the Covidien competitive threat by highlighting the clinical history and product performance of Peri-Strips, efforts targeted to convert additional non-buttressing surgeons and continuing research activities to demonstrate the benefits of Peri-Strips compared to other buttress products.  In the second quarter of fiscal 2011, approximately 80% of our worldwide Peri-Strips revenue was derived from buttresses used with Ethicon staplers, as compared to 74% in the second quarter of fiscal 2010.

Revenue from Tissue-Guard patch products was $4,400 in the second quarter of fiscal 2011, an increase of 3% from $4,265 in the second quarter of fiscal 2010.  The increase in the second quarter of fiscal 2011 was driven by higher average net selling prices for our products.  Our Tissue-Guard family of products is used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurologic procedures.

Revenue from Microsurgery was $3,467 in the second quarter of fiscal 2011, an increase of $804 or 30% from $2,663 in the year-ago period.  The revenue growth in the second quarter of fiscal 2011 was primarily driven by increased market acceptance of the Coupler, the domestic market launch of the Flow Coupler® in the third quarter of fiscal 2010, and higher average net selling prices for our Coupler products, which cumulatively resulted in a 38% growth in Coupler products.  The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.  The Flow Coupler enhances our Microsurgery product offerings by combining our existing Coupler with Doppler technology, enabling physicians to verify and monitor blood flow.

Revenue from our Ortho & Wound products was $1,080 in the second quarter of fiscal 2011, more than double our revenue of $446 in the second quarter of fiscal 2010.  Revenue from our Ortho & Wound products has grown in each successive quarter since its July 2009 acquisition.  In the first half of fiscal 2010 we were in the process of establishing our hybrid sales force, while at the end of the second quarter of fiscal 2011 we estimate our U.S. coverage to be greater than 80% of the U.S. population. Our Ortho & Wound hybrid sales force continue to develop their sales territories and customer base by establishing relationships with pre-acquisition customers as well as new customers.  Our Ortho & Wound products include the OrthADAPT Bioimplant and the Unite Biomatrix.  The OrthADAPT Bioimplant is used in numerous orthopedic applications, including rotator cuff and Achilles tendon repair, where there is a clinical need to reinforce the repair.  Unite Biomatrix provides a durable, collagen structure that need be applied only once to a wound and maintains its integrity while promoting wound healing.

Our consolidated gross margin was 73% in the second quarter of fiscal 2011, consistent with the second quarter of fiscal 2010.  On a consolidated basis, higher average net selling prices in the current period were offset by product mix.  Our ortho & wound gross margin increased 10 percentage points to 51% in the second quarter of fiscal 2011 compared to the prior-year quarter as a higher percentage of sales in the current quarter was inventory manufactured since our July 2009 acquisition.  Inventory manufactured since acquisition has a lower cost as compared to acquired inventory, which was recorded at a “stepped-up” basis as part of the acquisition accounting.  Current quarter gross margins at our surgical and microsurgical businesses were consistent with the prior-year period.  Factors which affect gross margin include sales mix among geographies and product lines, volume and production activities.  Accordingly, our gross margins may fluctuate from period to period based on variations in these factors.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Selling, general and administrative (“SG&A”) expense during the second quarter of fiscal 2011 was $10,391, an increase of $533 or 5% from SG&A expense of $9,858 in the second quarter of fiscal 2010.  As a percentage of net revenue, SG&A expense was 52% in the second quarter of fiscal 2011 as compared to 56% in the prior-year quarter.  The second quarter SG&A increase was primarily due to approximately $640 in higher sales and marketing costs as the result of increased sales and marketing activities at our Ortho & Wound and Microsurgery businesses.

In fiscal 2011, we expect to continue to incur higher SG&A expense as compared to fiscal 2010 due to incremental investments we believe are necessary to drive near and long-term revenue growth.  Such investments include increased sales and marketing costs, higher clinical study activities and continued investment in support of our Ortho & Wound business.

Research and development (“R&D”) expense totaled $1,247 during the second quarter of fiscal 2011, an increase of $121 or 11% from R&D expense of $1,126 in the prior-year quarter, driven by increased project activity during the current-year period.  In fiscal 2011, we expect R&D expense to increase compared to fiscal 2010 due to several activities, including research to expand the size offerings and indications for use of our Veritas product into new and existing markets, exploring additional  process improvements and product enhancements for our proprietary biomaterial products, advancing the size offerings and technology of the Flow Coupler and providing research to support the launch of the ProCUFF product and related anchor system and instrumentation.  ProCUFF is an arthroscopically delivered augmentation system for tendon repair, including rotator cuff repair.  R&D expense fluctuates from year to year based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.

We recorded operating income of $2,801 in the second quarter of fiscal 2011, as compared to operating income of $1,878 in the second quarter of fiscal 2010.  The increase in operating income in the second quarter of fiscal 2011 as compared to the prior-year period was primarily due to higher revenues.  Interest income was $76 in the second quarter of fiscal 2011 compared with $68 in the second quarter of fiscal 2010.

We recorded a provision for income taxes in the second quarter of fiscal 2011 of $916.  Income tax expense was recorded at an effective tax rate of 36%, the rate we presently expect for the full fiscal year.  We also recorded $120 of discrete income tax benefit in the second quarter of fiscal 2011, primarily related to exercises of employee incentive stock options during the current period.  Our effective tax rate in fiscal 2011 is expected to be sensitive to the level of pretax income, R&D credits and other permanent items relative to pre-tax income.  In the second quarter of fiscal 2010, we recorded income tax expense of $701 at an effective rate of 36%.

Comparison of the Six Months Ended April 30, 2011 with the Six Months Ended April 30, 2010 (in thousands except per share data)

The following table summarizes our consolidated condensed operating results for the first six months of fiscal 2011 and fiscal 2010:

	For the six months ended April 30, 2011		For the six months ended April 30, 2010		Change
	$	%	$	%	$	%

Net revenue	$39,293	100.0%	$32,812	100.0%	$6,481	19.8%
Cost of revenue	10,669	27.2	9,098	27.7	1,571	17.3
Gross margin	28,624	72.8	23,714	72.3	4,910	20.7

Selling, general and administrative	20,900	53.1	18,715	57.0	2,185	11.7
Research and development	2,547	6.5	2,201	6.7	346	15.7
Operating expenses	23,447	59.6	20,916	63.7	2,531	12.1
Operating income	$5,177	13.2%	$2,798	8.6%	$2,379	85.0%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our condensed consolidated operating results by business segment:

	For the six months ended April 30,
	2011	2010

Net revenue
Surgical business	$30,420	$27,029
Microsurgical business	6,910	5,178
Ortho & Wound business	1,963	605
Consolidated	$39,293	$32,812

Gross margin
Surgical business	$23,452	$20,332
Microsurgical business	4,217	3,130
Ortho & Wound business	955	252
Consolidated	$28,624	$23,714

Gross margin percentage
Surgical business	77%	75%
Microsurgical business	61%	60%
Ortho & Wound business	49%	42%
Consolidated	73%	72%

Operating income (loss)
Surgical business	$8,304	$6,049
Microsurgical business	1,667	920
Ortho & Wound business	(3,075)	(2,718)
Corporate and other	(1,719)	(1,453)
Consolidated	$5,177	$2,798

We generated net revenue of $39,293 in the first half of fiscal 2011, an increase of $6,481 or 20% from $32,812 in the year-ago period.  The following table summarizes net revenue by product group and geography:

	For the six months ended April 30,
	2011		2010
	$	%	$	%

Veritas®	$8,006	20%	$7,093	22%
Peri-Strips®	10,921	28%	9,131	28%
Tissue-Guard	8,625	22%	8,024	24%
Microsurgery	6,910	18%	5,178	16%
Ortho & Wound	1,963	5%	605	2%
Surgical tools and other	2,868	7%	2,781	8%
Total	$39,293	100%	$32,812	100%

Domestic	$33,568	85%	$27,648	84%
International	5,725	15%	5,164	16%
Total	$39,293	100%	$32,812	100%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The increase in net revenue in the first six months of fiscal 2011 compared to the prior-year period was primarily due to the following:
-	Incremental worldwide units sold and new product introductions increased revenue approximately $4,323; and
-	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $2,158.

The increase in worldwide units sold in the first six months of fiscal 2011 was primarily attributable to:  higher Peri-Strips revenue believed to be due to increased procedure volumes of sleeve gastrectomies, increased market penetration of our microsurgery products and increased Ortho & Wound volumes due primarily to the establishment and development of our hybrid sales force.

Revenue from Veritas patch products was $8,006 in the first six months of fiscal 2011, an increase of $913 or 13% from $7,093 in the first six months of fiscal 2010.  The increase in Veritas revenue in the first half of fiscal 2011 was driven by higher average net selling prices in the first six months of fiscal 2011 as compared to the prior-year period.

Worldwide net revenue from Peri-Strips was $10,921 in the first six months of fiscal 2011, an increase of 20% from $9,131 in the first six months of fiscal 2010.  We believe the current-year increase in Peri-Strips revenue was driven by an increased number of sleeve gastrectomy procedures, which are more likely to use a buttress compared to other bariatric surgeries.  Higher average net selling prices in the first six months fiscal 2011 as compared to the prior-year period also contributed to the increase.

Revenue from Peri-Strips used with Ethicon surgical staplers increased 35% in the first half of fiscal 2011 as compared to the first half of fiscal 2010, while revenue from Peri-Strips used with Covidien staplers decreased 6% in the current period.  Covidien launched a competitive buttress product in mid-fiscal 2009 supplied integral with their stapler cartridges, which has adversely impacted Peri-Strips revenue.  In the first six months of fiscal 2011, approximately 79% of our worldwide Peri-Strips revenue was derived from buttresses used with Ethicon staplers, as compared to 73% in the first six months of fiscal 2010.

Revenue from Tissue-Guard patch products was $8,625 in the first six months of fiscal 2011, an increase of 7% from $8,024 in the first six months of fiscal 2010.  The increase in the first six months of fiscal 2011 was driven by incremental units sold in the current-year period as well as higher average net selling prices for our products in the current-year period.

Revenue from Microsurgery was $6,910 in the first six months of fiscal 2011, an increase of $1,732 or 33% from $5,178 in the year-ago period.  The revenue growth in the first half of fiscal 2011 was primarily driven by increased market acceptance of the Coupler, the domestic market launch of the Flow Coupler in the third quarter of fiscal 2010, and higher average net selling prices for our Coupler products, which cumulatively resulted in a 43% growth in Coupler products.

Revenue from our Ortho & Wound products was $1,963 in the first six months of fiscal 2011, more than triple revenue of $605 in the first six months of fiscal 2010.  Revenue from our Ortho & Wound products has grown in each successive quarter since its July 2009 acquisition.  In the first half of fiscal 2010 we were in the process of establishing our hybrid sales force, while at the end of the second quarter of fiscal 2011 we estimate our U.S. coverage to be greater than 80% of the U.S. population. Our Ortho & Wound hybrid sales force continue to develop their sales territories and customer base by establishing relationships with pre-acquisition customers as well as new customers.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Our consolidated gross margin was 73% in the first six months of fiscal 2011, an increase of 1% as compared to 72% in the first six months of fiscal 2010.  On a consolidated basis, higher average net selling prices in the current period were offset by product mix.  Our ortho & wound gross margin increased seven percentage points to 49% in the first six months of fiscal 2011 compared to the prior-year period as a higher percentage of sales in the current period was inventory manufactured since our July 2009 acquisition.  Inventory manufactured since acquisition has a lower cost as compared to acquired inventory, which was recorded at a “stepped-up” basis as part of the acquisition accounting.  Our surgical business gross margin increased two percentage points to 77%, in the first six months of fiscal 2011, primarily due to higher average net selling prices for our products and increased manufacturing efficiencies.  Our microsurgical business gross margin increased one percentage point to 61% in the first six months of fiscal 2011 due to higher average net selling prices for certain of our products.  Factors which affect gross margin include sales mix among geographies and product lines, volume and production activities.  Accordingly, our gross margins may fluctuate from period to period based on variations in these factors.

SG&A expense during the first six months of fiscal 2011 was $20,900, an increase of $2,185 or 12% from SG&A expense of $18,715 in the first six months of fiscal 2010.  As a percentage of net revenue, SG&A expense was 53% in the first half of fiscal 2011 as compared to 57% in the prior-year period.  The year-to-date SG&A increase was primarily due to approximately $1,916 in higher sales and marketing costs across each of our businesses as the result of expanded sales and marketing activities to support near and long-term revenue growth, as well as increased sales compensation due to higher revenue levels in the current period.

R&D expense totaled $2,547 during the first six months of fiscal 2011, an increase of $346 or 16% from R&D expense of $2,201 in the prior-year period, driven by increased project activity and related increased personnel costs in support of higher project activities during the current-year period.

We recorded operating income of $5,177 in the first six months of fiscal 2011, as compared to operating income of $2,798 in the first six months of fiscal 2010.  The increase in operating income in the first half of fiscal 2011 as compared to the prior-year period was primarily due to higher revenues.  Interest income was $150 in the first six months of fiscal 2011 compared with $152 in the first six months of fiscal 2010.

We recorded a provision for income taxes in the first six months of fiscal 2011 of $1,568.  Income tax expense was recorded at an effective tax rate of 36%, the rate we presently expect for the full fiscal year.  We also recorded $350 of discrete income tax benefit in the first six months of fiscal 2011, primarily related to reinstatement of the Federal R&D credit from fiscal 2010, as the laws governing such credits were reinstated during the first quarter of fiscal 2011, as well as from exercises of employee incentive stock options during the second quarter of fiscal 2011.  Our effective tax rate in fiscal 2011 is expected to be sensitive to the level of pretax income, R&D credits and other permanent items relative to pre-tax income.  In the first six months of fiscal 2010, we recorded income tax expense of $1,062 at an effective rate of 36%.

Liquidity and Capital Resources

Cash, cash equivalents and investments totaled $64,278 as of April 30, 2011, an increase of $2,354 from $61,924 as of October 31, 2010.  Included in the above, we have $18,289 of investments classified as non-current as of April 30, 2011.  Working capital at April 30, 2011 and October 31, 2010 was $62,526 and $66,271, respectively.  We have no long-term debt.  We currently expect our cash and investments on hand, along with funds from operations to be sufficient to cover both of our short- and long-term operating requirements, subject however, to numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.

The increase in cash, cash equivalents and investments in the first six months of fiscal 2011 was primarily due to cash provided by net income of $3,759, $2,459 in proceeds from stock-based compensation programs and $1,855 of non-cash items, partially offset by the use of cash of $3,976 for various working capital requirements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Operating activities provided cash of $1,638 in the first six months of fiscal 2011, as compared to providing cash of $1,206 during the first six months of fiscal 2010.  During the current period, working capital requirements used cash of $3,976.  Driving the increase of cash were net income of $3,759 and depreciation, stock-based compensation and other non-cash items of $1,855. Partially offsetting the increase in cash used in support of working capital needs driven by payments for year-end accruals of sales commissions and incentive compensation, as well as increases in inventory and accounts receivable to support higher revenue levels.

Investing activities used cash of $1,736 during the first six months of fiscal 2011 compared to cash used of $4,886 during the first six months of fiscal 2010.  In fiscal 2011, we used net cash of $350 to purchase investments as part of our investment strategy.  In the first six months of fiscal 2010, we used net cash of $4,522 to purchase investments.  We also recorded $1,257 in purchases of property, plant and equipment in the first six months of fiscal 2011, compared to purchases of $342 in the first six months of fiscal 2010.  In fiscal 2011, we estimate that we may spend up to $2,500 for investments in capital assets necessary to support our expected future growth.

Financing activities provided cash of $2,693 in the first six months of fiscal 2011.  Proceeds from stock-based compensation programs provided cash of $2,459, partially offset by cash used of $126 for stock repurchases.  Financing activities used cash of $1,337 in the first six months of fiscal 2010, primarily due to $2,552 of cash used for stock repurchases, partially offset by $1,036 in proceeds from stock-based compensation programs.

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

Revenue Recognition:  We recognize revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance have occurred, the price and terms of sale are fixed and collection of the receivable is expected.  Less than five percent of our revenue is derived from consigned inventory, for which we recognize revenue upon customer use and receipt of proper purchase order and/or purchase requisition documentation.All amounts billed to customers in a sales transaction related to shipping and handling are classified as revenue.  Our sales policy does not allow sales returns.

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

New Accounting Standards

None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Additional Information on Synovis

We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports, proxy and information statements.  You are advised to read this Quarterly Report on Form 10-Q in conjunction with the other reports, proxy statements and other documents we file and furnish from time to time with the SEC.  If you would like more information regarding Synovis, you may read and copy the reports, proxy and information statements and other documents we file with and furnish to the SEC, at prescribed rates, at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549.  You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330.  Our SEC filings are also available to the public free of charge at the SEC’s website.  The address of this website is http://www.sec.gov.

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

SYNOVIS LIFE TECHNOLOGIES, INC.

Dated: June 3, 2011	/s/ Brett Reynolds
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