Form 10-Q
period 2011-07-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2011-09-09
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended July 31, 2011
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
          Telephone Number: (651) 796-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer  ☒ Non-accelerated filer  ☐(do not check if a smaller reporting company)   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

On August 24, 2011, there were 11,545,174 shares of the registrant's common stock, par value $.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME  (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010

Net revenue	$21,017	$17,637	$60,310	$50,449
Cost of revenue	5,800	4,901	16,469	13,999
Gross margin	15,217	12,736	43,841	36,450

Operating expenses:
Selling, general and administrative	11,094	9,543	31,994	28,258
Research and development	1,097	896	3,644	3,097
Operating expenses	12,191	10,439	35,638	31,355

Operating income	3,026	2,297	8,203	5,095

Interest income	78	59	228	211

Income before provision for income taxes	3,104	2,356	8,431	5,306
Provision for income taxes	1,117	848	2,685	1,910

Net income	$1,987	$1,508	$5,746	$3,396

Basic earnings per share	$0.17	$0.13	$0.50	$0.30

Diluted earnings per share	$0.17	$0.13	$0.50	$0.30

Weighted average common shares outstanding:
- Basic	11,518	11,312	11,394	11,255
- Diluted	11,696	11,484	11,599	11,433

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial stetements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2011 (UNAUDITED) AND OCTOBER 31, 2010

(in thousands, except share and per share data)

	July 31,	October 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$18,206	$12,951
Short-term investments	39,440	41,119
Accounts receivable, net	10,484	8,701
Inventories	9,363	9,433
Deferred income tax asset, net	367	367
Other current assets	1,739	1,715
Total current assets	79,599	74,286

Investments, net	11,151	7,854
Property, plant and equipment, net	4,239	3,401
Goodwill	3,620	3,620
Other intangible assets, net	5,851	6,182
Deferred income tax asset, net	2,155	2,139
Total assets	$106,615	$97,482

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,646	$1,644
Accrued expenses	5,369	6,371
Total current liabilities	7,015	8,015

Total liabilities	7,015	8,015

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of July 31, 2011 and October 31, 2010	-	-
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 11,545,174 and 11,228,654 as of July 31, 2011 and October 31, 2010, respectively	115	112
Additional paid-in capital	66,163	61,780
Accumulated other comprehensive income	27	26
Retained earnings	33,295	27,549
Total shareholders' equity	99,600	89,467
Total liabilities and shareholders' equity	$106,615	$97,482

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial stetements.

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010

(in thousands)

	Nine Months Ended
	July 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,746	$3,396

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	880	935
Amortization of intangible assets	570	591
Amortization of investment premium, net	986	1,213
Stock-based compensation	918	1,112
Tax benefit from stock option exercises	(457)	(210)
Deferred income taxes	(16)	124
Loss on disposition of property, plant and equipment	25	192

Change in operating assets and liabilities:
Accounts receivable	(1,783)	(1,530)
Inventories	70	(1,522)
Other current assets	(24)	(85)
Accounts payable	2	(797)
Accrued expenses	(545)	(27)

Net cash provided by operating activities	6,372	3,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,743)	(742)
Investments in patents, trademarks and licenses	(239)	(71)
Purchases of investments	(43,511)	(67,085)
Proceeds from the maturity or sale of investments	40,908	59,658

Net cash used in investing activities	(4,585)	(8,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to stock-based compensation plans	3,137	1,262
Repurchase of the Company's common stock	(126)	(2,552)
Excess tax benefit from stock option exercises	457	210

Net cash provided by (used in) financing activities	3,468	(1,080)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,255	(5,928)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,951	15,863

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,206	$9,935

The accompanying notes are an integral part of the interim unaudited consolidated condensed financial stetements.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(1)  BASIS OF PRESENTATION:

The accompanying condensed balance sheet of Synovis Life Technologies, Inc. (“Synovis” or the “Company”) as of October 31, 2010 has been derived from audited financial statements, and the unaudited interim condensed financial statements for the three and nine months ended July 31, 2011 and 2010 and as of July 31, 2011, have been prepared by the Company in accordance with generally accepted accounting principles applied in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

In the opinion of management, all adjustments considered necessary, consisting only of items of a normal recurring nature, for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company as of and for the interim periods presented have been included.  Operating results and cash flows for the three and nine months ended July 31, 2011 are not necessarily indicative of the results of operations and cash flows of the Company that may be expected for the fiscal year ending October 31, 2011.

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

(2) SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

	July 31,	October 31,
	2011	2010
Inventories consist of the following:
Finished goods	$3,486	$4,524
Work in process	4,661	3,533
Raw materials	1,216	1,376
	$9,363	$9,433

	July 31, 2011	October 31, 2010
Accrued expenses consist of the following:
Accrued employee compensation and related taxes	$3,225	$4,191
Accrued income taxes	689	628
Other accrued expenses	1,455	1,552
	$5,369	$6,371

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (unaudited) – (continued)

(3) INVESTMENTS:

The following tables summarize our cash, cash equivalents and investments at July 31, 2011 and October 31, 2010:

	July 31, 2011
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Cash	$13,980	$-	$13,980
Money Market Funds	4,226	-	4,226
Municipal Bonds	23,275	23	23,298
Commercial Paper	5,981	(7)	5,974
Corporate Bonds	19,308	11	19,319
Treasuries and Agencies	2,000	-	2,000
Total	$68,770	$27	$68,797

Cash and cash equivalents	$18,206	$-	$18,206
Short-term investments	39,424	16	39,440
Long-term investments	11,140	11	11,151
Total	$68,770	$27	$68,797

	October 31, 2010
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Cash	$7,416	$-	$7,416
Money Market Funds	5,535	-	5,535
Municipal Bonds	30,864	(8)	30,856
Commercial Paper	1,994	3	1,997
Corporate Bonds	15,089	30	15,119
Treasuries and Agencies	1,000	1	1,001
Total	$61,898	$26	$61,924

Cash and cash equivalents	$12,951	$-	$12,951
Short-term investments	41,079	40	41,119
Long-term investments	7,868	(14)	7,854
Total	$61,898	$26	$61,924

As of July 31, 2011, our long-term investments mature between August 2012 and May 2013.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (unaudited) – (continued)

(4) FAIR VALUE MEASUREMENTS:

The following tables summarize our investment assets carried at fair value measured on a recurring basis as of July 31, 2011 and October 31, 2010:

		Fair Value Measurements at July 31, 2011 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	July 31, 2011	(Level 1)	(Level 2)	(Level 3)
Investments:
Municipal Bonds	23,298	—	23,298	—
Commercial Paper	5,974	—	5,974	—
Corporate Bonds	19,319	—	19,319	—
Treasuries and Agencies	2,000	—	2,000	—
Total investments	$50,591	$—	$50,591	$—

		Fair Value Measurements at October 31, 2010 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	October 31, 2010	(Level 1)	(Level 2)	(Level 3)
Investments:
Municipal Bonds	30,856	—	30,856	—
Commercial Paper	1,997	—	1,997	—
Corporate Bonds	15,119	—	15,119	—
Treasuries and Agencies	1,001	—	1,001	—
Total investments	$48,973	$—	$48,973	$—

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

The fair value estimates provided by the pricing service for our investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for our investments were determined based on Level 2 inputs at July 31, 2011 and October 31, 2010.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS:

The following table summarizes the Company’s amortized intangible assets:

	As of July 31, 2011		As of October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and trademarks	$1,549	$681	$1,310	$649
Developed technology	7,418	2,519	7,418	1,993
Non-competes and other	634	633	634	628
Licenses	100	17	100	10
Total	$9,701	$3,850	$9,462	$3,280

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (unaudited) – (continued)

Amortization expense was $570 and $591 for the nine months ended July 31, 2011 and 2010, respectively.  The estimated amortization expense for each of the next five years is approximately $750 per year based on the current amortizable intangible assets owned by the Company.

The Company had goodwill of $3,620 at both July 31, 2011 and October 31, 2010.  No impairment losses of goodwill and other intangible assets were incurred during the three and nine months ended July 31, 2011 or 2010.

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

The Company is subject to income taxes in the U.S. Federal jurisdiction and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. Federal, state or local income tax examinations by tax authorities for the fiscal years ended before October 31, 2008.  The Company was audited for the years ended October 31, 2008 and 2007 by the Internal Revenue Service.  The audit concluded in February 2010 and did not have a significant impact on the recognition of unrecognized tax benefits.

(7) STOCK-BASED COMPENSATION:

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) permits the Company to grant incentive stock options, non-qualified stock options and share awards to eligible recipients.

Total stock-based compensation expense included in the consolidated condensed statements of income for the three months ended July 31, 2011 and 2010, was $317 ($200, net of tax) and $363 ($252, net of tax), respectively.  Total stock-based compensation expense included in the consolidated condensed statements of income for the nine months ended July 31, 2011 and 2010, was $918 ($578, net of tax) and $1,112 ($789, net of tax), respectively.  Stock-based compensation expense is expected to be approximately $300 in the fourth quarter of fiscal 2011.

During the nine months ended July 31, 2011, the Company granted 43,866 stock options at a weighted average exercise price per share of $17.99.  During the nine months ended July 31, 2010, the Company granted 683,300 stock options at a weighted average exercise price per share of $12.07.  The Black-Scholes option valuation assumptions used were as follows:

	For the nine months ended July 31:
	2011	2010
Risk-free rate (1)	0.70%	1.90%
Expected dividend yield	None	None
Expected stock price volatility (2)	55%	54%
Expected term of stock options (3)	3.5 years	4.0 years
Fair value per option	$7.20	$5.22

(1)	Based on the U.S Treasury Strip interest rates whose term is consistent with the expected life of the stock options.
(2)	Expected stock price volatility is based on the Company’s historical volatility over the expected option term.
(3)	Expected term of stock options is estimated based on historical option terms for optionees in a similar class of those granted options.

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (unaudited) – (continued)

The Company also has an Employee Stock Purchase Plan (“ESPP”), which permits employees to purchase common stock at 95% of the market price of its common stock at the end of each quarterly purchase period.  No stock-based compensation expense for the ESPP was required to be recorded during the three and nine months ended July 31, 2011 and 2010.

(8) EARNINGS PER SHARE (“EPS”):

The following table sets forth the presentation of shares outstanding used in the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010

Denominator for basic EPS – weighted-average common shares	11,518,090	11,312,025	11,393,580	11,254,964

Dilutive shares associated with option plans	177,824	171,628	205,444	178,515
Denominator for diluted EPS – weighted-average common shares and dilutive potential common shares	11,695,914	11,483,653	11,599,024	11,433,479

Options excluded from EPS calculation because the option’s exercise price and unamortized expense are greater than the average market price of the Company’s common stock	72,538	811,911	81,217	857,102

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

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (unaudited) – (continued)

The following table presents certain financial information by business segment:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Net revenue:
Surgical business	$16,264	$14,330	$46,684	$41,359
Microsurgical business	3,954	2,719	10,864	7,897
Ortho & Wound business	799	588	2,762	1,193
Consolidated	$21,017	$17,637	$60,310	$50,449

Operating income (loss):
Surgical business	$4,327	$3,672	$12,631	$9,721
Microsurgical business	779	664	2,446	1,584
Ortho & Wound business	(1,201)	(1,315)	(4,276)	(4,033)
Corporate and other	(879)	(724)	(2,598)	(2,177)
Consolidated	$3,026	$2,297	$8,203	$5,095

Total assets:	As of July 31, 2011	As of October 31, 2010
Surgical business	$32,325	$24,845
Microsurgical business	6,221	5,284
Ortho & Wound business	10,193	9,720
Corporate and other	57,876	57,633
Consolidated	$106,615	$97,482

(10) SHAREHOLDERS’ EQUITY:

During the nine months ended July 31, 2011, options to purchase 316,246 shares of the Company’s common stock were exercised at prices between $7.50 and $18.06 per share.  During the nine months ended July 31, 2010, options to purchase 130,571 shares of the Company’s common stock were exercised at prices between $6.00 and $10.75 per share.

(11) REPURCHASE OF COMMON SHARES:

On September 29, 2009, the Company announced that our Board of Directors had authorized the repurchase of up to 500,000 shares of its common stock.  On March 4, 2010, the Board of Directors increased the number of shares the Company is authorized to repurchase by an incremental 1,000,000 shares of common stock, for a total of 1,500,000 shares to be repurchased.  As of July 31, 2011, the Company had completed the repurchase of an aggregate of 614,661 shares of its common stock under the 1,500,000 share authorization for aggregate consideration of $8,120.  In the nine months ended July 31, 2011, the Company repurchased 8,421 shares of the Company’s common stock for a total consideration of $126.  As of July 31, 2011, 885,339 shares may still be repurchased under the current authorization.  In the nine months ended July 31, 2010, the Company repurchased 213,377 shares of the Company’s common stock for a total consideration of $2,552.

(12) COMPREHENSIVE INCOME (LOSS):

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010

Net income	$1,987	$1,508	$5,746	$3,396
Unrealized gain (loss) on investments	14	55	1	(42)
Other comprehensive income (loss)	14	55	1	(42)
Comprehensive income	$2,001	$1,563	$5,747	$3,354

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The disclosures in this Quarterly Report on Form 10-Q include “forward-looking statements” made under the Private Securities Litigation Reform Act of 1995.  Without limiting the foregoing, words such as “should”, “could”, “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements.  You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission (“SEC”).  Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made herein include the timing of product introductions, our ability  to grow and sustain revenues, the impact of increased competition in various markets we serve, our ability to grow Ortho & Wound revenue and  achieve profitability, outcomes of clinical and marketing studies as well as regulatory submissions, the number of certain surgical procedures performed, the ability to identify, acquire and successfully integrate suitable acquisition candidates, any operational or financial impact from the current global economic environment, the impact of healthcare reform legislation, as well as other factors found in our filings with the SEC, such as the “Risk Factors” section in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2010.

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

Our microsurgical business develops, manufactures, markets and sells devices serving the niche market of microsurgery.  Our microsurgical products include the Coupler and the Flow Coupler, as well as several other products serving the microsurgery market.

Our ortho & wound business develops, manufactures, markets and sells advanced biological solutions for soft tissue repair, serving primarily the orthopedic and wound care markets.  Our ortho & wound products include the OrthADAPT Bioimplant, which is used in numerous orthopedic applications, and the Unite Biomatrix, which serves the wound care market.

Operations that are not included in any of the operating segments are reported in the category “corporate and other.”  The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, primarily the costs of operating a public company and the time of management personnel in support of corporate activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations

Comparison of the Three Months Ended July 31, 2011 with
the Three Months Ended July 31, 2010 (in thousands except per share data)

The following table summarizes our consolidated condensed operating results for the third quarter of fiscal 2011 and fiscal 2010:

	For the quarter ended July 31, 2011		For the quarter ended July 31, 2011		Change
	$	%	$	%	$	%
Net revenue	$21,017	100.00%	$17,637	100.00%	$3,380	19.20%
Cost of revenue	5,800	27.6	4,901	27.8	899	18.3
Gross margin	15,217	72.4	12,736	72.2	2,481	19.5

Selling, general and administrative	11,094	52.8	9,543	54.1	1,551	16.3
Research and development	1,097	5.2	896	5.1	201	22.4
Operating expenses	12,191	58.0	10,439	59.2	1,752	16.8
Operating income	$3,026	14.40%	$2,297	13.00%	$729	31.70%

The following table summarizes our condensed consolidated operating results by business segment:

	For the quarter ended July 31,
	2011	2010
Net revenue
Surgical business	$16,264	$14,330
Microsurgical business	3,954	2,719
Ortho & Wound business	799	588
Consolidated	$21,017	$17,637

Gross margin
Surgical business	$12,410	$10,921
Microsurgical business	2,365	1,614
Ortho & Wound business	442	201
Consolidated	$15,217	$12,736

Gross margin percentage
Surgical business	76%	76%
Microsurgical business	60%	59%
Ortho & Wound business	55%	34%
Consolidated	72%	72%

Operating income (loss)
Surgical business	$4,327	$3,672
Microsurgical business	779	664
Ortho & Wound business	(1,201)	(1,315)
Corporate and other	(879)	(724)
Consolidated	$3,026	$2,297

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

We generated net revenue of $21,017 in the third quarter of fiscal 2011, an increase of $3,380 or 19% from $17,637 in the year-ago quarter.  The following table summarizes net revenue by product group and geography:

	For the Quarter Ended July 31,
	2011		2010
	$	%	$	%
Veritas®	$3,867	18%	$3,614	21%
Peri-Strips®	6,140	29%	5,130	29%
Tissue-Guard	4,812	23%	4,303	25%
Microsurgery	3,954	19%	2,719	15%
Ortho & Wound	799	4%	588	3%
Surgical tools and other	1,445	7%	1,283	7%
Total	$21,017	100%	$17,637	100%

Domestic	$17,887	85%	$14,805	84%
International	3,130	15%	2,832	16%
Total	$21,017	100%	$17,637	100%

The increase in net revenue in the third quarter of fiscal 2011 compared to the prior-year quarter was primarily due to the following:
-	Incremental worldwide units sold and new product introductions increased revenue approximately $1,910; and
-	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $1,470.

In the United States, each of our business units has its own distinct sales channel.  As of July 31, 2011, we have 55 direct sales representatives selling our surgical business products and we have twelve direct sales representatives selling our microsurgery products.  For our ortho & wound products, we have a hybrid sales force consisting of four direct sales representatives and 36 independent representative groups (each with multiple sales representatives) as of July 31, 2011.  Internationally, all of our products are sold through independent third-party distributors.

The increase in worldwide units sold in the third quarter of fiscal 2011 was primarily attributable to: higher Peri-Strips revenue believed to be due to increased procedure volumes of sleeve gastrectomies, increased volumes of Tissue-Guard units sold worldwide, increased market penetration of our microsurgery products and increased Ortho & Wound volumes due primarily to the establishment and development of our hybrid sales force.

Revenue from Veritas patch products was $3,867 in the third quarter of fiscal 2011, an increase of $253 or 7% from $3,614 in the third quarter of fiscal 2010.  The increase in Veritas revenue in the third quarter of fiscal 2011 was driven by higher average net selling prices in the third quarter of fiscal 2011 as compared to the prior-year period.  Veritas is an emerging product in highly competitive markets, and we expect variability in quarterly revenue levels to continue.  A significant study confirming the favorable attributes of Veritas in abdominal wall repair was recently published in the Journal of the American College of Surgeons.  Our sales professionals were trained on the outcomes of this study in May.  We believe this study provides meaningful information on Veritas performance in abdominal wall procedures relative to competing products.  Veritas is an extremely strong and conformable biomaterial which acts as a “scaffold” that enables rapid repopulation and revascularization by the surrounding host tissue.

Worldwide net revenue from Peri-Strips was $6,140 in the third quarter of fiscal 2011, an increase of $1,010 or 20% from $5,130 in the third quarter of fiscal 2010.  Peri-Strips are used to reduce risks and improve patient outcomes in several procedures, with the predominant market being bariatric surgery.  The third quarter increase in Peri-Strips revenue was primarily driven by an increased number of units sold in the third quarter, along with higher average selling prices in the current period.   We believe the incremental units sold were driven by increased number sleeve gastrectomy procedures, which given the longer stapler line, are more likely to use a buttress compared to other bariatric surgeries.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Revenue from Peri-Strips used with Ethicon surgical staplers increased 35% in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010, while revenue from Peri-Strips used with Covidien staplers decreased 7% in the third quarter compared to the prior period.  Covidien launched a competitive buttress product in mid-fiscal 2009 supplied integral with their stapler cartridges, which has adversely impacted Peri-Strips revenue.  In the third quarter of fiscal 2011, approximately 81% of our worldwide Peri-Strips revenue was derived from buttresses used with Ethicon staplers, as compared to 75% in the third quarter of fiscal 2010.

Revenue from Tissue-Guard patch products was $4,812 in the third quarter of fiscal 2011, an increase of 12% from $4,303 in the third quarter of fiscal 2010.  The increase in the third quarter of fiscal 2011 was driven by higher average net selling prices for our products and higher units sold worldwide in the current quarter.  Our Tissue-Guard family of products is used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurologic procedures.

Revenue from Microsurgery was $3,954 in the third quarter of fiscal 2011, an increase of $1,235 or 45% from $2,719 in the year-ago period.  The revenue growth in the third quarter of fiscal 2011 was primarily driven by increased market acceptance of the Coupler, revenue from the Flow Coupler®, which was launched in the third quarter of fiscal 2010, and higher average net selling prices for our Coupler products, which cumulatively resulted in a 52% growth in Coupler products.  The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.  The Flow Coupler enhances our Microsurgery product offerings by combining our existing Coupler with Doppler technology, enabling physicians to verify and monitor blood flow.

Revenue from our Ortho & Wound products was $799 in the third quarter of fiscal 2011, an increase of 36% from revenue of $588 in the third quarter of fiscal 2010.  The increase in Ortho & Wound sales is largely attributable to an increase in the number of independent sales representatives selling our products in the U.S.  Our direct and independent sales representatives continue to gain experience with Ortho & Wound’s products and are becoming increasingly effective at communicating the clinical benefits of our products to physicians.  Our Ortho & Wound products include the Unite Biomatrix and the OrthADAPT Bioimplant.  Unite Biomatrix provides a durable, collagen structure that need be applied only once to a wound and maintains its integrity while promoting wound healing.   The OrthADAPT Bioimplant is used in numerous orthopedic applications, including rotator cuff and Achilles tendon repair, where there is a clinical need to reinforce the repair.

Our consolidated gross margin was 72% in the third quarter of fiscal 2011, consistent with the third quarter of fiscal 2010.  On a consolidated basis, higher average net selling prices in the third quarter were offset by product mix.  Our ortho & wound gross margin increased twenty-one percentage points to 55% in the third quarter of fiscal 2011 compared to the prior-year quarter due to sales mix (product and geographic) as well as a higher percentage of sales in the current quarter being inventory manufactured since our July 2009 acquisition.  Inventory manufactured since acquisition has a lower cost as compared to acquired inventory, which was recorded at a “stepped-up” basis as part of the acquisition accounting.  Third quarter gross margins at our surgical and microsurgical businesses were consistent with the prior-year period.  Factors which affect gross margin include sales mix among geographies and product lines, volume and production activities.  Accordingly, our gross margins may fluctuate from period to period based on variations in these factors.

Selling, general and administrative (“SG&A”) expense during the third quarter of fiscal 2011 was $11,094, an increase of $1,551 or 16% from SG&A expense of $9,543 in the third quarter of fiscal 2010.  As a percentage of net revenue, SG&A expense was 53% in the third quarter of fiscal 2011 as compared to 54% in the prior-year quarter.  The third quarter SG&A increase was primarily due to approximately $1,326 in higher sales and marketing costs driven by increased personnel, increased compensation associated with higher revenue levels and increased marketing activities to drive current and long-term revenue growth.

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

Research and development (“R&D”) expense totaled $1,097 during the third quarter of fiscal 2011, an increase of $201 or 22% from R&D expense of $896 in the prior-year quarter, driven by increased personnel and project activity during the current-year period.  In fiscal 2011, we expect R&D expense to increase compared to fiscal 2010 due to several activities, including research to expand the size offerings and indications for use of our Veritas product into new and existing markets, exploring additional  process improvements and product enhancements for our proprietary biomaterial products, advancing the size offerings and technology of the Flow Coupler and providing research to support the launch of the ProCUFF product and related anchor system and instrumentation.  R&D expense fluctuates from year to year based on the timing and progress of internal and external project-related activities and the timing of such expense will continue to be influenced primarily by the number of projects and the related R&D personnel requirements, development and regulatory approval path, and expected timing and nature of costs for each project.

We recorded operating income of $3,026 in the third quarter of fiscal 2011, an increase of $729 or 32% as compared to $2,297 in the third quarter of fiscal 2010.  The increase in operating income in the third quarter of fiscal 2011 as compared to the prior-year period was primarily due to higher revenues.  Interest income was $78 in the third quarter of fiscal 2011 compared with $59 in the third quarter of fiscal 2010.

We recorded a provision for income taxes in the third quarter of fiscal 2011 of $1,117.  Income tax expense was recorded at an effective tax rate of 36%, the rate we presently expect for the full fiscal year.  Our effective tax rate in fiscal 2011 is expected to be sensitive to the level of pretax income, R&D credits and other permanent items relative to pre-tax income.  In the third quarter of fiscal 2010, we recorded income tax expense of $848 at an effective rate of 36%.

Comparison of the Nine Months Ended July 31, 2011 with
the Nine Months Ended July 31, 2010 (in thousands except per share data)

The following table summarizes our consolidated condensed operating results for the first nine months of fiscal 2011 and fiscal 2010:

	For the nine months ended July 31, 2011		For the nine months ended July 31, 2010		Change
	$	%	$	%	$	%
Net revenue	$60,310	100.00%	$50,449	100.00%	$9,861	19.50%
Cost of revenue	16,469	27.3	13,999	27.7	2,470	17.7
Gross margin	43,841	72.7	36,450	72.3	7,391	20.3

Selling, general and administrative	31,994	53	28,258	56	3,736	13.2
Research and development	3,644	6.1	3,097	6.2	547	17.7
Operating expenses	35,638	59.1	31,355	62.2	4,283	13.7
Operating income	$8,203	13.60%	$5,095	10.10%	$3,108	61.00%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our condensed consolidated operating results by business segment:

	For the nine months ended July 31,
	2011	2010
Net revenue
Surgical business	$46,684	$41,359
Microsurgical business	10,864	7,897
Ortho & Wound business	2,762	1,193
Consolidated	$60,310	$50,449

Gross margin
Surgical business	$35,862	$31,253
Microsurgical business	6,582	4,744
Ortho & Wound business	1,397	453
Consolidated	$43,841	$36,450

Gross margin percentage
Surgical business	77%	76%
Microsurgical business	61%	60%
Ortho & Wound business	51%	38%
Consolidated	73%	72%

Operating income (loss)
Surgical business	$12,631	$9,721
Microsurgical business	2,446	1,584
Ortho & Wound business	(4,276)	(4,033)
Corporate and other	(2,598)	(2,177)
Consolidated	$8,203	$5,095

We generated net revenue of $60,310 in the first nine months of fiscal 2011, an increase of $9,861 or 20% from $50,449 in the year-ago period.  The following table summarizes net revenue by product group and geography:

	For the nine months ended July 31,
	2011		2010
	$	%	$	%
Veritas®	$11,873	20%	$10,707	22%
Peri-Strips®	17,061	28%	14,261	28%
Tissue-Guard	13,437	22%	12,328	24%
Microsurgery	10,864	18%	7,897	16%
Ortho & Wound	2,762	5%	1,193	2%
Surgical tools and other	4,313	7%	4,063	8%
Total	$60,310	100%	50,449	100%

Domestic	$51,455	85%	$42,453	84%
International	8,855	15%	7,996	16%
Total	$60,310	100%	$50,449	100%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The increase in net revenue in the first nine months of fiscal 2011 compared to the prior-year period was primarily due to the following:
-	Incremental worldwide units sold and new product introductions increased revenue approximately $6,261; and
-	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $3,600.

The increase in worldwide units sold in the first nine months of fiscal 2011 was primarily attributable to:  higher Peri-Strips revenue believed to be due to increased procedure volumes of sleeve gastrectomies, increased volumes of Tissue-Guard units sold worldwide, increased market penetration of our microsurgery products and increased Ortho & Wound volumes due primarily to the establishment and development of our hybrid sales force.

Revenue from Veritas patch products was $11,873 in the first nine months of fiscal 2011, an increase of $1,166 or 11% from $10,707 in the first nine months of fiscal 2010.  The increase in Veritas revenue in the first three quarters of fiscal 2011 was driven by higher average net selling prices in the first nine months of fiscal 2011 as compared to the prior-year period.

Worldwide net revenue from Peri-Strips was $17,061 in the first nine months of fiscal 2011, an increase of 20% from $14,261 in the first nine months of fiscal 2010.  We believe the current-year increase in Peri-Strips revenue was driven by an increased number of sleeve gastrectomy procedures, which are more likely to use a buttress compared to other bariatric surgeries.  Higher average net selling prices in the first nine months fiscal 2011 as compared to the prior-year period also contributed to the increase.

Revenue from Peri-Strips used with Ethicon surgical staplers increased 35% in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010, while revenue from Peri-Strips used with Covidien staplers decreased 7% in the current period.  Covidien launched a competitive buttress product in mid-fiscal 2009 supplied integral with their stapler cartridges, which has adversely impacted Peri-Strips revenue.  In the first nine months of fiscal 2011, approximately 80% of our worldwide Peri-Strips revenue was derived from buttresses used with Ethicon staplers, as compared to 73% in the first nine months of fiscal 2010.

Revenue from Tissue-Guard patch products was $13,437 in the first nine months of fiscal 2011, an increase of 9% from $12,328 in the first nine months of fiscal 2010.  The increase in the first nine months of fiscal 2011 was driven by incremental units sold in the current-year period as well as higher average net selling prices for our products in the current-year period.

Revenue from Microsurgery was $10,864 in the first nine months of fiscal 2011, an increase of $2,967 or 38% from $7,897 in the year-ago period.  The revenue growth in the first nine months of fiscal 2011 was primarily driven by increased market acceptance of the Coupler, the domestic market launch of the Flow Coupler in the third quarter of fiscal 2010, and higher average net selling prices for our Coupler products, which cumulatively resulted in a 46% growth in Coupler products during the current-year period.

Revenue from our Ortho & Wound products was $2,762 in the first nine months of fiscal 2011, more than double revenue of $1,193 in the first nine months of fiscal 2010.  In the first nine months of fiscal 2010 we were in the process of establishing our hybrid sales force.  As our domestic hybrid sales force comprised of direct and independent sales representatives gains experience with our Ortho & Wound products, they have become increasingly effective at communicating the clinical benefits of our products to physicians.

Our consolidated gross margin was 73% in the first nine months of fiscal 2011, an increase of 1% as compared to 72% in the first nine months of fiscal 2010.  On a consolidated basis, higher average net selling prices in the first nine months of fiscal 2011 were offset by product mix.  Our ortho & wound gross margin increased 13 percentage points to 51% in the first nine months of fiscal 2011 compared to the prior-year period due to sales mix (product and geographic) as well as a higher percentage of sales in the current period being inventory manufactured since our July 2009 acquisition.  Our surgical business gross margin increased one percentage point to 77%, in the first nine months of fiscal 2011, primarily due to higher average net selling prices for our products.  Our microsurgical business gross margin increased one percentage point to 61% in the first nine months of fiscal 2011 due to higher average net selling prices for certain of our products.  Factors which affect gross margin include sales mix among geographies and product lines, volume and production activities.  Accordingly, our gross margins may fluctuate from period to period based on variations in these factors.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

SG&A expense during the first nine months of fiscal 2011 was $31,994, an increase of $3,736 or 13% from SG&A expense of $28,258 in the first nine months of fiscal 2010.  As a percentage of net revenue, SG&A expense was 53% in the first three quarters of fiscal 2011 as compared to 56% in the prior-year period.  The year-to-date SG&A increase was primarily due to approximately $3,242 in higher sales and marketing costs across each of our businesses driven by increased personnel, increased compensation associated with higher revenue levels and increased marketing activities to drive current and long-term revenue growth.

R&D expense totaled $3,644 during the first nine months of fiscal 2011, an increase of $547 or 18% from R&D expense of $3,097 in the prior-year period, driven by increased project activity and related increased personnel costs in support of higher project activities during the current-year period.

We recorded operating income of $8,203 in the first nine months of fiscal 2011, as compared to operating income of $5,095 in the first nine months of fiscal 2010.  The increase in operating income in the first nine months of fiscal 2011 as compared to the prior-year period was primarily due to higher revenues.  Interest income was $228 in the first nine months of fiscal 2011 compared with $211 in the first nine months of fiscal 2010.

We recorded a provision for income taxes in the first nine months of fiscal 2011 of $2,685.  Income tax expense was recorded at an effective tax rate of 36%, the rate we presently expect for the full fiscal year.  We also recorded $350 of discrete income tax benefit in the first nine months of fiscal 2011, primarily related to reinstatement of the Federal R&D credit from fiscal 2010, as well as from exercises of employee incentive stock options.  Our effective tax rate in fiscal 2011 is expected to be sensitive to the level of pretax income, R&D credits and other permanent items relative to pre-tax income.  In the first nine months of fiscal 2010, we recorded income tax expense of $1,910 at an effective rate of 36%.

Liquidity and Capital Resources

Cash, cash equivalents and investments totaled $68,797 as of July 31, 2011, an increase of $6,873 from $61,924 as of October 31, 2010.  Included in the above, we have $11,151 of investments classified as non-current as of July 31, 2011.  Working capital at July 31, 2011 and October 31, 2010 was $72,584 and $66,271, respectively.  We have no long-term debt.  We currently expect our cash and investments on hand, along with funds from operations to be sufficient to cover both of our short- and long-term operating requirements, subject however, to numerous variables, including research and development priorities, acquisition opportunities and the growth and profitability of the business.

The increase in cash, cash equivalents and investments in the first nine months of fiscal 2011 was primarily due to cash provided by net income of $5,746, $3,137 in proceeds from stock-based compensation programs and $2,906 of non-cash items, partially offset by the use of cash of $2,280 for various working capital requirements.

Operating activities provided cash of $6,372 in the first nine months of fiscal 2011, as compared to providing cash of $3,392 during the first nine months of fiscal 2010.  Driving the increase of cash were net income of $5,746 and depreciation, stock-based compensation and other non-cash items of $2,906. Partially offsetting the increase in cash was use of $2,280 in cash to support working capital needs, driven by payments for fiscal 2010 year-end accruals of sales commissions and incentive compensation, as well as increases in accounts receivable to support higher revenue levels.  In the first nine months of fiscal 2010, the increase in cash was driven by net income of $3,396 and non-cash items providing cash of $3,957, partially offset by working capital needs using cash of $3,961.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Investing activities used cash of $4,585 during the first nine months of fiscal 2011 compared to cash used of $8,240 during the first nine months of fiscal 2010.  In fiscal 2011, we used net cash of $2,603 to purchase investments as part of our investment strategy.  In the first nine months of fiscal 2010, we used net cash of $7,427 to purchase investments.  We also recorded $1,743 in purchases of property, plant and equipment in the first nine months of fiscal 2011, compared to purchases of $742 in the first nine months of fiscal 2010.  In fiscal 2011, we estimate that we may spend up to $2,500 for investments in capital assets necessary to support our expected future growth.

Financing activities provided cash of $3,468 in the first nine months of fiscal 2011.  Proceeds from stock-based compensation programs provided cash of $3,137, partially offset by cash used of $126 for stock repurchases.  Financing activities used cash of $1,080 in the first nine months of fiscal 2010, primarily due to $2,552 of cash used for stock repurchases, partially offset by $1,262 in proceeds from stock-based compensation programs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Form of Change in Control Severance Agreement (June 2011 version). (filed herewith electronically).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (filed herewith electronically).

101
The following materials from Synovis Life Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Condensed Statements of Income, (ii) the unaudited Consolidated Balance Sheets, (iii) the unaudited Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements (furnished herewith electronically).*

*
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SYNOVIS LIFE TECHNOLOGIES, INC.

Dated: September 9, 2011	/s/ Brett Reynolds
Brett Reynolds
Vice President of Finance, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

SYNOVIS LIFE TECHNOLOGIES, INC.
INDEX TO EXHIBITS

10.1	Form of Change in Control Severance Agreement (June 2011 version). (filed herewith electronically).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (filed herewith electronically).

101
The following materials from Synovis Life Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Condensed Statements of Income, (ii) the unaudited Consolidated Balance Sheets, (iii) the unaudited Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements (furnished herewith electronically).*

*
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.