Form 10-K
period 2011-10-31
SYNOVIS LIFE TECHNOLOGIES  INC
filed 2012-01-06
CIK 780127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2011
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

TELEPHONE NUMBER: (651) 796-7300

Securities Registered Pursuant to Section 12(b) of the Act:

Name on each exchange on
Title of each class:	which registered;
Common Stock, $.01 par value	The NASDAQ Stock Market
Common Stock Purchase Rights

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2011, the last business day of the registrant’s second quarter of fiscal 2011, 11,460,644 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the registrant’s outstanding Common Stock (based upon the closing price of the Common Stock on that date as reported by the NASDAQ Global Market), excluding outstanding shares owned beneficially by executive officers, directors and affiliates, was approximately $223,540,000.

As of December 1, 2011, 11,167,690 shares of the registrant’s Common Stock were outstanding.

Except where the context otherwise requires, references in this Annual Report on Form 10-K to “Synovis”, “Company”, “we”, and “our” are to Synovis Life Technologies, Inc. and its subsidiaries collectively.

Registered Trademarks

APEX processing®, Dura-Guard®, Flo-Rester®, Flo-Thru Flo-Rester®, Flo-thru Intraluminal Shunt®, Flow Coupler®, Neurotube®, OrthAdapt®, Peri-Guard®, Peri-Strips®, Peri-Strips Dry®, Supple Peri-Guard®, Synovis®, Ultifix®, Ultister®, Unite®, Vascu-Guard® and Veritas® are registered trademarks of the Company.

Synovis Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through our website (www.synovislife.com under the “Investor Information” caption and “SEC Filings” subcaption) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Information relating to corporate governance at Synovis, including our Principles of Corporate Governance, Code of Business Conduct & Ethics, Whistleblower Policy, and information concerning our executive officers, directors, and Board committees is available on or through our website at www.synovislife.com under the “Investor Information” caption and the “Corporate Governance” subcaption.

Available Information

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.  The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “should”, “will”, “expect”, “believe”, “anticipate”, “estimate,” “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.  You are advised, however, to consult any future disclosures we make on related subjects in future filings with the Securities and Exchange Commission.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors may include, among others, those factors set forth under the heading “Risk Factors” beginning in Part I, Item 1A on this Form 10-K.

PART I

ITEM 1 – Business

Significant Recent Development

On December 12, 2011, Synovis, Baxter International Inc., a Delaware corporation (“Baxter”), and Twins Merger Sub, Inc., a Minnesota corporation and wholly owned subsidiary of Baxter (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Baxter will acquire all of the outstanding shares of Synovis for $28.00 per share in cash, without interest, and pursuant to which Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Baxter (the “Merger”).

On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the Board of Directors of the Company, at the effective time of the Merger (the “Effective Time”), and as a result thereof, each share of common stock, par value $0.01 per share, of Synovis (“Synovis Common Stock”) that is issued and outstanding immediately prior to the Effective Time (other than Synovis Common Stock owned directly or indirectly by Baxter or any subsidiary of Synovis, which will be canceled without payment of any consideration, and Synovis Common Stock for which dissenters’ rights have been validly exercised and not withdrawn) will be converted at the Effective Time into the right to receive $28.00 in cash, without interest (the “Merger Consideration”), subject to adjustment under certain conditions as described in the Merger Agreement.  Each option to purchase Synovis Common Stock that is outstanding as of the Effective Time will become fully vested and will be canceled in exchange for the right to receive in cash the amount by which the Merger Consideration exceeds the exercise price, multiplied by the number of shares of Synovis Common Stock subject to such option.

Baxter and the Company have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that: (i) the Company will conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) the Company will not engage in certain kinds of transactions during such period without the consent of Baxter, (iii) the Company will cause a meeting of the Synovis shareholders to be held to consider approval of the Merger Agreement, (iv) subject to certain customary exceptions, the Board of Directors of Synovis will recommend approval by its shareholders of the Merger Agreement, and (v) Baxter and the Company will use their commercially reasonable efforts to obtain prompt termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the “HSR Act”) and other applicable antitrust laws.  The Company has also made certain additional customary covenants, including, among others, covenants not to: (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions designed to allow the Board of Directors to fulfill its fiduciary duties to shareholders of the Company, enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions.  Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of a majority of the outstanding shares of Synovis Common Stock, (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period under the HSR Act and the receipt of approvals under any applicable foreign antitrust laws, and (iv) the absence of a material adverse effect with respect to the Company.

The Merger Agreement contains certain termination rights for both Baxter and Synovis, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, Synovis would be required to pay Baxter a termination fee of $9,750,000.  The Merger is expected to be completed in the first calendar quarter of 2012, subject to the affirmative vote of the holders of the majority of shares of Synovis Common Stock as well as satisfaction or waiver of all other conditions to closing specified in the Merger Agreement.

In connection with the parties’ entry into the Merger Agreement, the directors and executive officers of Synovis (the “Voting Parties”), have entered into voting agreements (the “Voting Agreements”) covering a total of 1,034,927 shares of Synovis Common Stock (including 407,500 shares which may be acquired within 60 days upon the exercise of options) legally or beneficially owned by the Voting Parties (the “Voting Party Shares”), which represent approximately 8.9% of Synovis’s outstanding shares (assuming the exercise of such options). Under the Voting Agreements, each Voting Party has agreed to vote his or her Voting Party Shares in favor of the Merger and has also agreed to certain restrictions on the disposition of such Voting Party Shares, subject to the terms and conditions set forth in the Voting Agreements. The Voting Agreements provide that they will terminate concurrently with any termination of the Merger Agreement.

Additionally on December 12, 2011, Synovis entered into a First Amendment (the “Rights Amendment”) to its Rights Agreement dated as of June 1, 2006, by and between Synovis and American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (the “Rights Agreement”).  The Rights Amendment amends the Rights Agreement to (i) render it inapplicable to the Merger Agreement, the Voting Agreements and the transactions contemplated thereby, and (ii) render the Rights (as defined in the Rights Agreement) issued pursuant to the Rights Agreement inapplicable to the Merger, the execution and delivery of the Merger Agreement and the Voting Agreements and consummation of the transactions contemplated thereby and ensure that none of the execution and delivery of the Merger Agreement and the Voting Agreements or the consummation of the transactions contemplated thereby will (A) result in the Rights becoming exercisable, (B) cause Baxter or any of its Affiliates or Associates (each as defined in the Rights Agreement) to become an Acquiring Person (as defined in the Rights Agreement), or (C) give rise to a Distribution Date (as defined in the Rights Agreement) or a Stock Acquisition Date (as defined in the Rights Agreement).

(a)	General Development of Business

Overview

Synovis Life Technologies, Inc., a diversified medical device company, develops, manufactures, and markets biological and mechanical products used by several surgical specialties to facilitate the repair and reconstruction of soft tissue damaged or destroyed by disease or injury.  Our products include implantable biomaterials for soft tissue repair, devices for microsurgery, and surgical tools – all designed to reduce risks and/or facilitate critical surgeries, improve patient outcomes, and reduce healthcare costs.

Our surgical business develops, manufactures, markets, and sells implantable biomaterial products and surgical tools.  Our surgical business products include Peri-Strips, Tissue Guard, Veritas, and Surgical Tools. These products serve several surgical markets including plastic reconstructive, general, bariatric, vascular, and cardiac.

Our microsurgical business develops, manufactures, markets, and sells devices serving the niche market of microsurgery.  Our microsurgical products include the Coupler and the Flow Coupler, as well as several other products serving the microsurgery market.

Our Ortho & Wound business develops, manufactures, markets, and sells advanced biological solutions for soft tissue repair, serving primarily the orthopedic and wound care markets.  Our Ortho & Wound products include the OrthADAPT Bioimplant which is used in numerous orthopedic applications, and the Unite Biomatrix, which serves the wound care market.

Operations that are not included in any of the operating segments are reported in the category “corporate and other.”  The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, primarily the costs of operating a public company and the time of management personnel in support of administrative activities.

History

Synovis Life Technologies, Inc. was incorporated in the state of Minnesota in July of 1985.  In 1985, the Company was spun-off to the shareholders of its then parent company, thereafter operating as a separate public company.

In 2001, we acquired Micro Companies Alliance, Inc., a Birmingham, Alabama company that provides products to the microsurgery market, which has since changed its name to Synovis Micro Companies Alliance, Inc. (“MCA”).

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

(b)	Financial Information about Industry Segments

The Company’s operations, which are presently based in Minnesota, Alabama, and California, are comprised of three operating segments, the surgical business, the microsurgical business, and the Ortho & Wound business, with segmentation based upon the similarities of the underlying business operations, products, and markets.  The Company evaluates the performance of its business segments and allocates resources based upon their respective current or future earnings contribution to the consolidated earnings of the Company as well as upon each segment’s organizational initiatives and activities in process at that time.

Operations that are not included in any of the operating segments are included in the category “corporate and other.”  The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, primarily the costs of operating a public company and the estimated time of management personnel in support of corporate activities.

(c)	Narrative Description of Business

The table below summarizes the revenue contributed by our significant products or product lines for the periods indicated.

	Years Ended October 31,
Net Revenue:	2011		2010		2009
($ in thousands)	$	%	$	%	$	%
Peri-Strips	$23,675	29%	$19,414	28%	$19,384	33%
Tissue-Guard	18,407	22%	16,550	24%	15,806	27%
Veritas	15,829	19%	14,368	21%	8,757	15%
Microsurgery	15,190	19%	11,020	16%	8,668	15%
Surgical Tools and other	5,748	7%	5,335	8%	5,531	10%
Orthopedic & Wound	3,514	4%	1,878	3%	65	0%
Total Net Revenue	$82,363	100%	$68,565	100%	$58,211	100%

Domestic	$70,130	85%	$57,700	84%	$49,290	85%
International	12,233	15%	10,865	16%	8,921	15%
Worldwide	$82,363	100%	$68,565	100%	$58,211	100%

Products, Markets and Competition

Business Description

We are a diversified medical device company which develops, manufactures, and markets biological and mechanical products used by several surgical specialties to facilitate the repair and reconstruction of soft tissue damaged or destroyed by disease or injury.  Our products include implantable biomaterials for soft tissue repair, devices for microsurgery, and surgical tools all designed to reduce risks and/or facilitate critical surgeries, improve patient outcomes, and reduce healthcare costs.

Biomaterial Products

A core competency of our business is the development and manufacture of implantable biomaterial products for use by surgeons in various procedures where reinforcing, reconstructing, and repairing tissue or preventing leaks of air, blood, or other bodily fluids is desirable to achieve a favorable outcome.  The historical choice when tissue repair is necessary has been to use autologous tissues, requiring the surgeon to excise tissue from another part of the patient’s body.  Harvesting tissue from a second surgical site may increase procedure cost, procedure time, and the risk of complications, leading to additional pain and recovery time for the patient.  Use of an available, off-the-shelf, implantable medical product, whether tissue-based or synthetic, is an alternative to harvesting autologous tissue from the patient and is a means to reduce surgical costs and improve patient outcomes.

Our biomaterial products are produced from bovine and equine pericardium.  Many of our products’ characteristics and competitive advantages are derived from the pericardium’s collagen composition.  Collagen, a fibrous protein, makes the pericardium durable and provides performance characteristics superior to synthetics and similar to autologous tissue.

We process pericardium using proprietary and patented technologies to create three distinct product platforms:

•
Our Veritas tissue processing results in an extremely strong and conformable biomaterial.  Once implanted, Veritas acts as a scaffold that is rapidly revascularized and repopulated by the patient’s surrounding tissue.  Animal studies have demonstrated the formation of new blood vessels (angiogenesis) and cell in-growth with Veritas as early as 28 days post-implant.  The Veritas tissue process is used to manufacture our Veritas Collagen Matrix and our Peri-Strips Veritas products.

•
Our Apex tissue processing creates a permanent patch or buttress that provides enduring strength and reinforcement to a repair site or staple line.  Apex processing is used to manufacture our Tissue-Guard and Peri-Strips Apex products.

•
Our flexible cross-linking technologies are based on proprietary stabilization and sterilization processes, resulting in a safe, sterile, structurally sound, biologic scaffold of highly organized collagen for soft tissue repair. We have exclusive worldwide licenses for these processes for use in orthopedic, oral/dental, spinal and neurological, abdominal and thoracic, breast and wound applications and such licenses are used to manufacture our Ortho & Wound OrthADAPT Bioimplant and Unite Biomatrix products.

Peri-Strips.  Peri-Strips is a biomaterial stapling buttress used as reinforcement at a surgical staple line to reduce the risk of potentially fatal leaks, most significantly in bariatric surgery, a treatment for morbid obesity, as well as in certain thoracic procedures.  Peri-Strips accounted for 29% of our revenue in fiscal 2011, compared to 28% in fiscal 2010.

In bariatric surgery, Peri-Strips are proven to reduce the incidence of gastric leaks and to reduce bleeding at the staple line.  Because of the clean visual field provided by the improved hemostasis and the atraumatic tissue manipulation provided by Peri-Strips, it can also facilitate a quicker and safer surgical procedure.  Peri-Strips are typically applied during the formation of the gastric pouch in a Roux-en-Y gastric bypass procedure.  Peri-Strips may also be applied to other gastric stapling sites such as the J-J anastomosis of the Roux-en-Y procedure and the gastric sleeve staple line of the sleeve gastrectomy procedure.  Peri-Strips are also utilized in certain thoracic surgeries (blebectomies, bullectomies, wedge resections, segmentectomies, and lobectomies) and are proven to reduce bleeding and air leaks at the staple line during lung resection procedures.

Tissue-Guard.  Our Tissue-Guard family of products is used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurologic procedures.  Tissue-Guard products accounted for 22% of our revenue in fiscal 2011, compared to 24% in fiscal 2010.  Apex Processing, used to manufacture our Tissue-Guard products, is designed to retain the intrinsic nature of bovine pericardial collagen with improved biocompatibility, performance and safety.  Tissue-Guard products offer exceptional strength and durability, resistance to leakage, autologous-like handling characteristics and proven clinical performance.  Since their introduction, Tissue-Guard products have been used in over 1,075,000 procedures, including use for pericardial closure, intracardiac defect repair, peripheral vascular repair and reconstruction, dural closure, and other soft tissue repairs.

Veritas.  Veritas is used in surgery to repair soft tissue.  Veritas accounted for 19% of our revenue in fiscal 2011, compared with 21% in fiscal 2010.  We launched Veritas into the complex ventral hernia repair market in the U.S. during fiscal 2007, following our 510(k) market clearance which indicated Veritas as having minimal tissue attachment.  Veritas has been used by surgeons in a broad range of procedures since launch for small tissue repair and reconstruction.  Overall surgical results and experience with Veritas in these applications have been favorable.

Ortho & Wound. Our Ortho & Wound products accounted for 4% of our revenue and include the OrthADAPT Bioimplant and Unite Biomatrix products. OrthADAPT Bioimplant received FDA marketing clearance in fiscal 2005 and is used in numerous orthopedic applications, including rotator cuff and Achilles tendon repair, where there is a clinical need to reinforce the repair. Unite Biomatrix received FDA marketing clearance in fiscal 2006 and offers treatment for chronic wounds, such as diabetic foot ulcers and pressure ulcers.  Unite Biomatrix provides a durable, collagen structure that can be applied to the wound easily and maintains its integrity while promoting wound healing.

Microsurgery

In addition to our biomaterial products, our business offers medical devices for microsurgery. Microsurgery products accounted for 19% of our revenue in fiscal 2011, compared to 16% in fiscal 2010.  The primary device within this product group is the Microvascular Anastomotic Coupler (the “Coupler”), a mechanical anastomotic product comprised of a pair of implantable, single-use rings. A variation of the Coupler incorporates a miniature Doppler sensor to confirm blood flow through the anastomosis.

The Coupler is available in seven sizes, ranging from 1.0mm to 4.0mm in diameter, in half millimeter increments.  The Coupler enables microsurgeons in numerous surgical specialties, including plastic and reconstructive, head and neck, orthopedic and hand, to perform highly effective anastomotic microsurgical procedures (the connecting of small veins or arteries) faster, easier and as or more dependably than traditional suture anastomosis.  The Flow Coupler enhances our Microsurgery product offerings by combining our existing Coupler with Doppler technology, enabling physicians to verify and monitor blood flow.

In addition to the Coupler and Flow Coupler, we sell several other products to the microsurgery market.  These include the GEM Microclip, a hemostatic clip designed to securely ligate vessels and provide for atraumatic occlusion, as well as the Neurotube, a device designed to assist in the reconnection of severed nerves.  We also distribute product lines for other companies in the microsurgery market, including the S&T microsurgery instrument product line.

Competition

Our products compete primarily on the basis of product performance, quality, and service.  The surgical markets in which we compete globally are characterized by intense competition.  These markets are typically dominated by very large, established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources, and larger marketing, research, and development staffs and facilities than Synovis.  Many of these competitors offer broader product lines within our specific product market, particularly in our surgical tool markets, and/or in the general field of medical devices and supplies.  Broad product lines give many of our competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing for their products, including those that compete with our products.  By offering a broader product line in the general field of medical devices and supplies, competitors may also have an advantage in marketing competing products to group purchasing organizations, health maintenance organizations, and other managed care organizations that increasingly seek to reduce costs by centralizing and consolidating their purchasing functions.

Competition for our biomaterial products is primarily from products comprised of synthetic materials, other xenograft tissues, and human cadaveric tissue.  The ability of these products to compete with our biomaterial products varies based on each such product’s indications for use, relative features, benefits, and surgeon preference.  We believe that the collagen characteristics exclusive to pericardial tissue, the strength of the multi-directional fibers of the pericardial substrate, the proprietary tissue-treatment process, and the purification process we employ offer significant benefits in product performance over competitive cadaveric tissue and synthetic materials.

We believe the major competitors to Peri-Strips include W.L. Gore & Associates, Inc., Cook Group, Inc., and Covidien PLC.  Peri-Strips also face indirect forms of competition, which include alternate surgical techniques such as oversewing the staple line and alternative bariatric procedures which do not use surgical staplers or buttresses such as gastric banding.  Synthetic materials may be less expensive to produce and to the extent that comparable synthetic materials are available and effective in surgical procedures, we face significant price competition for our biomaterial products. There are other multi-purpose patches made from bovine and other types of animal tissue that compete with our products.  Cadaveric tissue from tissue banks or from commercial distributors is utilized in breast reconstruction, hernia repair, neurological surgery, and urologic procedures.  There can be no assurance that competing products or indirect forms of competition will not achieve greater acceptance or that future products or alternative treatments for morbid obesity will not offer similar or enhanced performance advantages.

We believe the major competitors to our Tissue-Guard products include Cook Group, Inc., LeMaitre, Integra LifeSciences Corporation, and Getinge AB.  We believe the major competitors to Veritas include KCI Corporation, Covidien PLC, Ethicon, Inc., C.R. Bard, Inc., and Cook Group, Inc.  Within our microsurgical products, our Coupler faces indirect forms of competition, primarily hand suturing as an alternative surgical technique.  Competition to our Flow Coupler includes blood flow monitoring products from Cook Group, Inc. and ViOptix Inc.  We believe the major competitors to our Ortho & Wound products include Wright Medical Group, Inc., Integra LifeSciences Corporation, Shire PLC (formerly Advanced BioHealing, Inc.), and Organogenesis.

Intellectual Property

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology.  We rely on a combination of patent, trademark, confidentiality, trade secret, and other intellectual property rights and measures to aggressively protect intellectual property we deem important to our business.

We have developed a patent portfolio internally, as well as through acquisitions, that cover many aspects of our product offerings.  As of October 31, 2011, we owned or licensed approximately 98 U.S. and foreign patents and 56 U.S. and foreign pending patent applications.  The expiration dates of our material patents range from fiscal 2014 to fiscal 2024.

Synovis holds key patents related to Veritas Collagen Matrix in both wet and dry forms, patents related to the Peri-Strip Dry in both linear and circular formats, as well as the microanastomotic Flow Coupler.  Synovis has exclusive rights to technology used in the cross-linking and sterilization of our Ortho & Wound products.

We own trademarks on Synovis as well as trade names used in conjunction with the sale of most of our products, including Peri-Strips and Veritas.

We manufacture, market, and sell our products both under our own patents as well as license agreements.  While we believe that our patents are valuable, our knowledge, experience, product development team, and marketing staff, as well as our confidential information regarding our manufacturing processes, materials, and product design have been equally important in providing for and maintaining our proprietary product offering.  To protect our patents, we have established policies and procedures, as well as requiring as a condition of employment for all employees to execute a confidentiality agreement with respect to proprietary information and the assignment of intellectual property to us.

We also rely on unpatented proprietary technology and know-how.  We seek to protect our trade secrets and proprietary know-how with confidentiality agreements with our employees, consultants, and vendors.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry.  We have strongly defended, and will continue to defend, our intellectual property.  Despite our measures to protect our intellectual property, we cannot be certain that the measures we take to protect our intellectual property will be successful.  These risks are discussed in more detail in this Form 10-K in Part I, Item 1A, Risk Factors under the heading “We may not be able to adequately enforce or protect our intellectual property rights or to protect ourselves against the infringement claims of others.”

Marketing and Customers

Our marketing and sales strategies include supporting our products with sales and marketing programs.  These programs include advertising and direct mail campaigns, participation in trade shows, support of key surgeons’ gatherings, publication and presentation of clinical data and new product information, and collaboration with key surgeons on educational activities and internet-based programs.  An important strategy of our marketing programs is to identify and assess customer needs.  This is accomplished by developing and maintaining a close working relationship with the hospitals and surgeons who purchase and use our products and through observations and interactions with our customers.

In the U.S., we utilize a direct sales model for all products except for our Ortho & Wound products.  As of October 31, 2011, we have 60 direct sales representatives selling our Peri-Strips, Veritas, Tissue-Guard, and Surgical tools and other products.  Additionally, we have 12 direct sales representatives selling our microsurgery products.  Internationally, we utilize an independent distributor sales network to sell these products.

Our Ortho & Wound business sells its products through independent sale representative groups in the U.S.  Our marketing and sales group works closely with these representatives to implement marketing strategies and to provide product training and support.  Written agreements with these independent sales representatives impose limited geographic exclusivity and minimum purchase requirements which approximate the representative’s estimates of growth that can be accomplished.  These agreements may be terminated upon breach of the agreement by the representative, including breach of the minimum sales obligations imposed by the agreement.  As of October 31, 2011, we have 32 domestic independent representative groups under contract providing sales coverage to more than 75% of the U.S. population.  Internationally, we have two independent distributors serving Italy and Spain and are presently seeking to expand our European coverage through the appointment of additional independent distributors.

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

Research and Development

As a component of our business strategy, we continue to make a significant investment in research and development (“R&D”) as well as new product design and engineering.  R&D expense for fiscal 2011, 2010, and 2009 was $4,709,000, $4,393,000, and $3,798,000, respectively.

The R&D activities we expect to advance in fiscal 2012 include expanding the size offerings and indications for use of our Veritas product into new markets, providing research and clinical data to support the use of Veritas in various surgical procedures, exploring other process improvements and product enhancements for our proprietary biomaterial products, advancing the size offerings and technology of the Flow Coupler and providing research and clinical data to support the launch of the ProCuff product, an arthroscopically delivered augmentation device for rotator cuff repair.

Regulatory Requirements

General

Our business operates in a medical device marketplace subject to extensive and rigorous regulation by the Food and Drug Administration (“FDA”) and by comparable agencies in foreign countries.  In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping, and surveillance procedures for medical devices.

United States Regulation

FDA regulations classify medical devices based on perceived risk to public health as Class I, II or III devices.  Class I devices are subject to general controls, Class II devices are subject to special controls, and Class III devices are subject to pre-market approval (“PMA”) requirements.  While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices to be cleared by a 510(k) pre-market notification prior to marketing.  510(k) establishes that the device is ''substantially equivalent'' to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 became effective.  The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA.  The process of obtaining a 510(k) clearance typically can take several months to a year or longer.  If the product is notably new or different and substantial equivalence cannot be established, the FDA will require the manufacturer to submit a PMA application for a Class III device that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States.  The process of obtaining PMA approval can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all.  The FDA controls the indicated uses for which a product may be marketed and strictly prohibits the marketing of medical devices for unapproved uses.  The FDA can withdraw products from the market for failure to comply with laws or the occurrence of safety risks.

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

The FDA is considering a change in the medical device 510(k) clearance process, including its revocation and replacement with a more stringent approval process.  Such a change could dramatically increase time and costs to market a medical device in the United States.  The FDA is assessing comments from the public based on predominantly negative reactions to a report by the Center for Devices and Radiological Health (“CDRH”) in 2010 and a second report by the Institute of Medicine (“IOM”) in 2011.  The CDRH report contains elements that it believes will create a more effective 510(k) process.  It also includes a new device classification (Class IIb) with clinical data requirements.  The IOM report concludes that the 510(k) process should be abandoned and be replaced with an entirely new regulatory framework in which the current standard for clearance, substantial equivalence, is replaced with new pre- and post- market requirements.

International Regulation

International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax.  Many of these regulations are similar to those of the FDA.  With the exception of the European Union (“EU”), Canada, and Australia, we typically rely on our independent distributors covering a given country to comply with the foreign regulatory requirements, including registration of our devices with the appropriate governmental authorities.  We believe we are in compliance with the regulatory requirements in the foreign countries in which our medical devices are marketed.  We do, however, face certain regulatory risks in international markets related to our bovine tissue products, which are discussed in Part I, Item 1A of this report.

In the EU, medical devices are regulated through the Medical Device Directive (“MDD”) and are classified based on risk, considering such factors as duration of contact with the body (e.g., long term implant), body part contacted (e.g., central nervous system) and whether animal derived.  Most of our products are Class III (high risk) and require design examination certificates.  The registration system in the EU for our medical devices also requires that our quality system conform to international quality standards and that our medical devices conform to “essential requirements” set forth by the MDD.  Manufacturing facilities and processes under which our Ortho & Wound medical devices are produced are inspected and audited by the National Standards Authority of Ireland (“NSAI”).  Manufacturing facilities and processes under which all of our other medical devices are produced are inspected and audited by the British Standards Institute (“BSI”).  These audits verify our compliance with the essential requirements of the MDD, as well as supplementary requirements for “medical devices incorporating animal tissue.” These certifying bodies verify that our quality system conforms to the international quality standard ISO 13485:2003 and that our products conform to the “essential requirements” and “supplementary requirements” set forth by the MDD for the class of medical devices we produce.  These certifying bodies also certify our conformity with both the quality standards and the MDD requirements, entitling us to place the “CE” mark on all of our current medical devices.

The European Commission intends to “recast” the MDD in the first quarter of 2012 because the EU’s regulatory regime consists of a complex legal framework which lacks uniformity across countries and has difficulties addressing emerging technologies.  The recast remains open with a list of potential options which include the replacement of the MDD and the Active Implantable MDD with one comprehensive directive to the more radical establishment of a centralized EU medical devices agency. Anyone of these options could impact the speed and cost of product approval.

Third Party Reimbursement

The availability and level of reimbursement from third-party payers for procedures utilizing our products is significant to our business. Our products are purchased primarily by hospitals and other end-users, who in turn bill various third party payers for the services provided to the patients.  These payers, which include Medicare, Medicaid, private health insurance plans, and managed care organizations, reimburse all or part of the costs and fees associated with the procedures utilizing our products.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge.  There have been, and may continue to be, proposals by legislators, regulators, and third party payers to curb these costs. The development or increased use of more cost effective treatments for diseases could cause such payers to decrease or deny reimbursement for surgeries or devices to favor alternatives that do not utilize our products.  A significant number of Americans enroll in some form of managed care plan.  Higher managed care utilization typically drives down the payments for health care procedures, which in turn places pressure on medical supply prices.  This in turn causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors, and trading discounts on price for guaranteed higher volumes to vendors.  Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances.  We cannot predict the impact these practices, existing or proposed legislation, or such third-party payer measures will have on our future business, financial condition, or results of operations within a constantly changing healthcare landscape.

Employees

On October 31, 2011, we employed approximately 330 full-time and part-time individuals.  Our employees are not represented by a union, and we consider our relationship with our employees to be good.

(d)	Financial Information About Geographic Areas

For information regarding net revenue by geographic area, please refer to Note 5 to our consolidated financial statements under Part II, Item 8 of this report.

ITEM 1A - Risk Factors

The following factors are important and should be considered carefully in connection with any evaluation of our business, financial condition, results of operations, prospects, or an investment in our common stock.  Additionally, the following factors could cause our actual results to materially differ from those reflected in any forward-looking statements.

Risks Related to Our Proposed Merger with Baxter International Inc.

We will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the Merger on our employees and certain of our business operations may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel. Employee retention and recruitment may be particularly challenging, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the Merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results.

In addition, the Merger Agreement restricts us, without Baxter’s consent, from, among other things, (i) making any material change in the conduct of our business or entering into any transactions other than in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger, (ii) making changes in our organizational documents or issuing stock or instruments convertible into our stock, (iii) entering into certain transactions, (iv) subjecting any of our material assets or properties to any liens, (v) redeeming, repurchasing or otherwise acquiring our stock, (vi) increasing compensation or benefits of any of our personnel (with certain exceptions), (vii) settling, releasing or forgiving any material claims, litigation or regulatory action, or (viii) making any other material changes or entering into any material transactions, in each case without the prior consent of Baxter.

We may be unable to obtain satisfaction of all conditions to complete the Merger, including the approval of our shareholders in the anticipated timeframe, or at all.

Completion of the Merger is contingent upon customary closing conditions, including approval of the Merger by our shareholders. We may be unable to satisfy all the conditions to the Merger. If the shareholders of the Company do not approve the Merger at the special shareholder meeting to be held after the related Merger proxy statement is effective, the Merger will not be consummated.

In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. These closing conditions include, among others, the receipt of required approvals of our shareholders and the expiration or termination of all waiting periods under applicable antitrust laws, including the applicable waiting periods under the Hart–Scott–Rodino Antitrust Improvements Act of 1976 (“HSR Act”).  The Merger Agreement provides a termination right to each party if the Merger is not consummated by June 12, 2012.  However, if the waiting period under the HSR Act has not terminated by June 12, 2012, then either party by written notice to the other party may extend the termination date to December 12, 2012.

If the Merger is not completed, our financial results may be adversely affected and we will be subject to several risks, including but not limited to:

●	Payment to Baxter of a termination fee of $9.75 million or reimbursement of Baxter’s expenses of up to $2.0 million, as specified in the Merger Agreement, depending on the nature of the termination;

●	Being subject to litigation related to any failure to complete the Merger.

Any delay or inability to satisfy all conditions to complete the Merger, or failure to complete the Merger could negatively affect our future business, financial condition or results of operation.

No assurance can be given that the required shareholder approval will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Pending shareholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business and operations.

On December 14, 2011, a putative class action complaint challenging the transaction was filed by a shareholder named Colleen Witmer in Ramsey County District Court, Second Judicial District, State of Minnesota, against Baxter, Merger Sub, Synovis and individual members of our board of directors.  The complaint generally alleges, among other things, that the members of our board of directors breached their fiduciary duties owed to the shareholders of Synovis by entering into the Merger Agreement, approving the proposed Merger and failing to take steps to maximize the value of Synovis to its shareholders, and that Synovis, Baxter and Merger Sub aided and abetted such breaches of fiduciary duties.  See “Item 3 – Legal Proceedings” for more detailed information concerning this lawsuit.  The complaint seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the Merger and other forms of equitable relief.  No assurances can be given that this litigation will not result in such an injunction being issued, which could prevent or delay the closing of the Merger.  It is possible that additional lawsuits may be filed against us asserting similar or different claims.  There can be no assurance that we or any of the other defendants will be successful in the outcome of the pending or any potential future lawsuits.

Risks Related to Our Business

We may not be able to sustain or manage our growth.

We have achieved notable revenue growth over the past several years.  Our business has increased revenue 20% in fiscal 2011, 18% in fiscal 2010, and 17% in fiscal 2009.  There can be no assurance that we can manage the significant challenges that accompany such growth, including management of an increasingly diverse product portfolio and provision of necessary infrastructure.  In addition, there can be no assurance that we will be able to identify and successfully consummate and integrate acquisitions or develop new products to sustain rates of revenue growth and profitability in future periods comparable to those experienced over the past several years.

Sales growth of our Ortho & Wound products in the marketplace is uncertain and we expect to incur significant operating losses from this business unit in the future.

While we achieved revenues of $3,514,000 from our Ortho & Wound products during fiscal 2011, we incurred an operating loss of $5,471,000 in this business unit during the year.  We plan to invest significantly in this business unit in the future to drive revenue growth, and we expect to incur significant operating losses until a return on these investments is achieved.  There can be no assurance that our investments will result in our desired sales levels or that our Ortho & Wound business unit will be able to achieve such break-even operating performance.  If long-term profitable operating results are not achieved, we may be required to record an impairment of Ortho & Wound’s identifiable intangible assets that could be material to our results of operations.

We face significant competition from established competitors in the medical device industry.

We face intense competition.  The medical device industry is highly competitive and characterized by rapid innovation and technological change.  We expect technology to continue to develop rapidly, and our success will depend on our ability to maintain a competitive position with our technology.  There can be no assurance that we will be able to compete effectively in the marketplace or that products developed by our competitors will not render our products obsolete or non-competitive.  Similarly, there can be no assurance that our competitors will not succeed in developing or marketing products that are viewed by surgeons as providing superior clinical performance and/or are less expensive relative to the products we currently market or may develop.

Reputable companies manufacture and sell products that compete with each of our products or capabilities.  Some of the companies with whom we compete have greater sales and/or distribution capabilities, substantially greater capital resources, larger marketing, research and development staffs, and larger facilities.  In addition, many of our competitors offer broader product lines within our specific product markets.  Broad product lines may give our competitors the ability to negotiate exclusive, long-term medical product supply contracts and the ability to offer comprehensive pricing for their products.  There can be no assurance that we will be able to compete effectively with such manufacturers.

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

We protect our technology through patents, trade secrets, and proprietary know-how.  We also seek to protect our technology through confidentiality agreements with employees, consultants, and other parties.

There can be no assurance that our trade secrets or confidentiality agreements will adequately protect our proprietary information or, in the event of a breach of any confidentiality agreement, that we will have adequate remedies.  Additionally, there can be no assurance that any pending or future patent applications will result in issued patents, or that any current or future patent, regardless of whether we are an owner or licensee of such patent, will not be challenged, invalidated, or circumvented or that the rights granted thereunder or under our licensing agreements will provide a competitive advantage to us.  Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by us, or that our technology does not or will not infringe patents or other rights owned by others.

The medical device industry is characterized by frequent and substantial intellectual property litigation, and competitors may resort to intellectual property litigation as a means of competition.  Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict.

From time to time, we may become involved in litigation which is an ordinary and routine incidental to a business.  Further, product liability claims may be asserted in the future relative to events not known to management at the present time.  Management believes that our risk management practices, including our insurance coverage, are reasonably adequate to protect against potential material liability losses.

Oversight of the medical device industry might affect the manner in which we may sell medical devices.

There are laws and regulations that govern the means by which companies in the healthcare industry may market its products to healthcare professionals and may compete by discounting the prices of its products, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, and state law equivalents to these federal laws that are meant to protect against fraud and abuse.  Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, and exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid.  Although we exercise care in structuring our sales, marketing practices, and customer discount arrangements to comply with those laws and regulations, we cannot assure you that:

●
Government officials charged with the responsibility for enforcing those laws will not assert that our sales and marketing practices or customer discount arrangements are in violation of those laws or regulations;

●	Government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation.

ADVAMED, the principal U.S. trade association for the medical device industry, has put in place a model “Code of Conduct” that sets forth standards by which its members should abide in the promotion of their products.  We have policies and procedures in place for compliance that we believe are consistent with those set forth in the ADVAMED Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue.  For example, recent federal and state legislation require detailed disclosure of gifts and other remuneration made to health care professionals.  In addition, prosecutorial scrutiny and governmental oversight, on the federal and state levels, over some major device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants.  We have in place policies to govern how we may retain healthcare professionals as consultants that reflect the current climate on this issue and provide training on these policies.  Finally, various hospital organizations, medical societies, and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or that ban or restrict certain marketing and sales practices such as gifts and business meals.

Quality issues with our processes, goods, and services could harm our reputation for producing high quality products and erode our competitive advantage.

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

We must comply with FDA regulations to market our products in the United States. The medical device industry in which our business operates is subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries.  In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping, and surveillance procedures for our medical devices.

The process of obtaining marketing clearance or approvals from the FDA for new products and new applications for existing products can be time-consuming and expensive, and there is no assurance that such clearance or approvals will be granted, or that the FDA review will not involve delays that would adversely affect our ability to commercialize additional products or additional applications for existing products.  Some of our products that are in the research and development stage may be subject to a lengthy and expensive pre-market approval process with the FDA.  The FDA has the authority to control the indicated uses of a medical device.  Products can also be withdrawn from the market due to failure to comply with regulatory standards or the occurrence of unforeseen problems.  The FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us.

Our facilities and processes are subject to regulation.  The FDA, various state agencies, and foreign regulatory agencies inspect our facilities to determine whether we are in compliance with various regulations relating to quality systems, such as manufacturing practices, validation, testing, quality control, product labeling, and product surveillance.  A determination that we are in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls, or product seizures and, in extreme cases, criminal sanctions, depending on the nature of the violation.

We must obtain regulatory approvals to market our products internationally. The registration scheme in the majority of international markets (e.g. Europe, Canada) for our products require that our quality system conforms to international quality standards.  We must remain compliant with these requirements, as well as product standards in order to sell our products in these countries.  There can be no assurance that we will be able to maintain compliance with these regulations.  In addition, there can be no assurance that we will be successful in obtaining registration for new product introductions.

Further, international regulatory bodies have established varying additional regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties, and tax requirements.  We rely, in part, on our independent distributors to comply with such foreign regulatory requirements.  As a result, our communication with foreign regulatory agencies may be indirect as it occurs through the foreign distributor.  The inability or failure of independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors’ ability to sell our medical products internationally and thereby adversely affect our business, financial condition, and results of operations.

Because many of our biomaterial products are manufactured from bovine pericardium, perceptions about Bovine Spongiform Encephalopathy may impact our sales.

Under the direction of the United States Department of Agriculture (“USDA”), the U.S. government has had an active program of surveillance and import controls since the late 1980s designed to prevent the introduction of Bovine Spongiform Encephalopathy (“BSE”) into U.S. cattle.  The USDA program includes certain feed restrictions which began in 1997.  The World Health Organization continues to evaluate the levels of BSE infectivity of tissue.  This characterization places pericardium (which primarily consists of collagen) as having low infectivity.  The European authorities have specifically reviewed our biomaterial sourcing and manufacturing processes and have certified our bovine pericardium products.  The European Medicines Agency (“EMA”) has approved our bovine pericardium as a base material in pharmaceuticals.

We obtain our raw bovine pericardium for our biomaterial products from USDA-inspected abattoirs as well as from a USDA approved source in New Zealand.  The bovine pericardium is collected under strict conditions; inspectors examine each heart for disease and anomalies prior to harvesting the pericardium.  Additional measures are also taken to ensure brain and spinal cord matter does not come into contact with the bovine pericardium.  Our bovine-based tissue products are manufactured with sodium hydroxide, a processing technique recommended by international experts to remove or inactivate the prion, the agent believed to cause BSE, should it exist in the tissue.  The bovine pericardium used in our products is sourced from animals who are 30 months of age or younger.  Sourcing from these younger animals markedly decreases the likelihood of BSE transmission.  Notwithstanding these safeguards, if the perception of risk associated with BSE increases, it could have a material adverse effect on our business, financial condition and results of operations.

In 2004, the EU enacted medical device regulations that require product specific evaluation of bovine-based products for potential BSE patient health risks.  All bovine-based medical products currently sold in the EU are subject to this evaluation.  Our bovine-based products have been evaluated and have obtained approval, although our Dura-Guard product has not been approved for sale in France.  Currently, none of our bovine-based products are approved for sale in Japan or Taiwan.  In August 2006, the government of China began prohibiting the sale of U.S. bovine-based products. We understand that regulatory approvals will not be granted in the present environment within those countries for products derived from bovine pericardium, unless we source bovine pericardium from countries which they consider at no risk for BSE (e.g. New Zealand and Australia).  Total international sales of our bovine-based products accounted for 10.7% and 11.3% of our consolidated net sales for the fiscal years ended October 31, 2011 and 2010, respectively, and increased 14% in fiscal 2011.  Any prohibition by certain other countries of U.S. bovine pericardium products as a result of concerns related to BSE could have an adverse effect on our ability to maintain or grow international sales of these products.

We may face the risk of product liability claims and product recalls that could result in costly and time consuming litigation and significant liability.

The medical device industry historically has been litigious, and the manufacture and sale of our products entails an inherent risk of product liability claims.  In particular, our principal medical devices are designed to be permanently placed in the human body, and production or other errors could result in an unsafe product and injury to the patient.  Although we maintain product liability insurance in amounts believed to be adequate, based upon the nature and risks of our business in general and our actual experience to date, there can be no assurance that one or more liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms, if at all.  Furthermore, we do not have, nor do we expect to obtain insurance covering our costs and losses as the result of any recall of our products due to alleged defects, whether such a recall is instituted by us or required by a regulatory agency.  A product liability claim, recall, or other claim with respect to uninsured liabilities or in excess of our insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

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

Third-party payers are also increasingly challenging the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices.  While we believe our pricing is appropriate for the niche markets and technology of our products, we are unable to predict what changes will occur in the reimbursement methods used by third-party payers.  There can be no assurance that medical procedures in which our products are used will continue to be considered cost-effective by third-party payers, that reimbursement for such procedures will be available or, if available, will continue, or that third-party payers’ reimbursement levels will not adversely affect our ability to sell our products on a profitable basis.  The cost of health care has risen significantly over the past decade, and there have been and may continue to be proposals by legislators, regulators, and third-party payers to curb these costs.

Failure by hospitals and other users of our products to obtain reimbursement from third-party payers for procedures in which our products are used, changes in third-party payers’ policies towards reimbursement for procedures using our products or legislative action could have a material adverse effect on our business, financial condition, and results of operations.

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

Significant portions of our product sales are used in medical procedures are covered by patient health insurance.   Additionally, a notable percentage of medical procedures utilizing our products may be considered elective by the patient.  The current global economic downturn may have a meaningful impact on availability to or affordability of health insurance, or may impact patient decisions to have an elective medical procedure performed.  This may in turn also impact the financial condition of our customers.  Accordingly, a pronounced and sustained economic downturn could have a material, adverse effect on our business, financial condition, and results of operations.

We depend on highly specialized equipment to manufacture our products and loss of or damage to one of our manufacturing facilities could result in reduced revenues and significant losses.

We presently have two manufacturing facilities: our Irvine, California facility which manufactures our Ortho & Wound products, and our St. Paul, Minnesota facility which manufactures substantially all of our other products, except for microsurgery which relies on third-party manufacturers.  The loss of or damage to either of our manufacturing facilities due to natural disaster, equipment failure or other difficulty could result in significant delays in production.  In the event of such disaster, re-starting manufacturing activity at our other location, or locating third-party manufacturers to manufacture our products in any such event would likely be difficult given the specialized equipment and processes necessary to produce those products.  Although we maintain business interruption insurance to mitigate the financial impact on our business, any sustained period of suspended production would likely have a material adverse effect on our business, financial condition and results of operations.

We cannot predict the outcome of our clinical studies.

In fiscal 2012, we expect to continue as well as initiate several post-clearance marketing clinical studies for certain of our products, which are designed to document the comparative strengths of our products versus competitive products, and also to more fully understand how implant techniques and other factors may affect clinical outcomes.  We expect these clinical studies will require significant investment and may span several years.  We cannot predict the outcome of our clinical studies, nor what impact, if any, they may have in the marketplace.

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

We depend on key management, sales and technical personnel.  Moreover, because of the highly technical nature of our business, our ability to continue our technological developments and to market and sell our products depends in large part on our ability to attract and retain qualified, technical sales and management personnel.

Competition for qualified personnel is intense, and we cannot ensure that we will be able to attract and retain the individuals we need. The loss of key personnel, or our inability to hire or retain qualified personnel, could have a materially adverse effect on our business, financial condition, and results of operations.

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 - Properties

We have a lease for our corporate headquarters and manufacturing facility, totaling 65,000 square feet, located at 2575 University Ave. W., St. Paul, Minnesota.  The lease expires on December 31, 2013, and the base rent is approximately $724,000 annually.

We lease approximately 14,830 square feet for our Ortho & Wound facility at 4 and 6 Jenner Drive, Irvine, CA. The lease expires August 31, 2012, and the base rent is approximately $200,000 annually.

We lease approximately 6,000 square feet for our MCA facility at 439 Industrial Lane, Birmingham, Alabama.  The lease expires February 28, 2014, and the base rent is approximately $55,000 annually.

We pay apportioned real estate taxes and common costs on our St. Paul, MN and Irvine, CA leased facilities.

ITEM 3 - Legal Proceedings

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

Beginning December 14, 2011, two putative shareholder class action complaints challenging the proposed Merger were filed in Ramsey County District Court, Second Judicial District, State of Minnesota, against Baxter, Merger Sub, Synovis and individual members of our board of directors. The complaints generally allege, among other things, that the members of our board of directors breached their fiduciary duties owed to the shareholders of Synovis by entering into the Merger Agreement, approving the proposed Merger, failing to take steps to maximize the value of Synovis to its shareholders, making materially inadequate disclosures regarding the proposed merger, and that Synovis, Baxter and Merger Sub aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the transaction improperly favors Baxter and that certain provisions of the Merger Agreement unduly restrict Synovis’ ability to receive a topping bid or negotiate with rival bidders. The complaints seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the Merger and other forms of equitable relief.

We believe that the claims asserted against us in these proceedings are without merit; however, there can be no assurance as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The possible resolutions could include a delay or prohibition of consummation of the Merger, a determination and judgment against us or a settlement that requires a substantial payment by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 4 – [Removed and Reserved]

PART II

ITEM 5 - Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SYNO.”  The following table sets forth, for each of the fiscal periods indicated, the range of high and low closing sale prices per share as reported by the NASDAQ Global Market.

	2011		2010
Fiscal Quarter Ended:	High	Low	High	Low
January 31	$16.98	$14.99	$13.30	$11.54
April 30	21.19	15.31	15.78	12.47
July 31	20.59	16.46	16.28	13.61
October 31	19.20	13.33	16.26	13.80

Dividends

We have not declared or paid any cash dividends on our common stock since inception, and our Board of Directors presently intends to retain all earnings for use in the business for the foreseeable future.

Shareholders

As of December 1, 2011, there were approximately 5,700 beneficial owners and 532 registered shareholders of our common stock.

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

From inception of the program on September 29, 2009 through October 31, 2011, we used approximately $15,574,000 to repurchase 1,056,362 shares at an average price of $14.74 per share.  The following table presents the total number of shares repurchased during each of the months of the fourth quarter fiscal 2011, the average price paid per share, the number of shares that were purchased, and the maximum number of shares that may yet be purchased at October 31, 2011, pursuant to our stock repurchase program.  All shares repurchased by the Company were purchased under a Securities and Exchange Commission Rule 10b5-1 plan.  See note 10 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further detail on repurchases of equity securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
August 1, 2011 – August 31, 2011	62,100	$16.98	62,100	823,239
September 1, 2011 – September 30, 2011	307,636	16.81	307,636	515,603
October 1, 2011 – October 31, 2011	71,965	17.05	71,965	443,638
Total	441,701	$16.87	441,701	443,638

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

Date	Company Index	NASDAQ Market Index	NASDAQ Surgical and Medical Instruments and Supplies Index
10/31/06	100.0	100.0	100.0
10/31/07	323.6	118.9	115.5
10/31/08	237.0	73.7	89.9
10/31/09	163.4	69.0	91.5
10/31/10	203.3	85.5	97.6
10/31/11	243.4	93.6	101.8

ITEM 6 - Selected Financial Data

SUMMARY STATEMENT OF OPERATIONS DATA (in thousands except per share data)

For the year ended October 31,	2011	2010	2009	2008	2007

Net revenue	$82,363	$68,565	$58,211	$49,800	$37,691
Gross margin	60,020	49,540	41,767	34,144	24,370
Operating income	12,362	7,335	4,002	7,194	2,468

Net income from continuing operations	8,461	4,876	2,706	6,165	3,292
Gain on sale of discontinued operations	-	-	-	5,340	-
Income (loss) from discontinued operations	-	-	-	(20)	518
Net income	$8,461	$4,876	$2,706	$11,485	$3,810

Basic earnings per share
Continuing operations	$0.74	$0.43	$0.23	$0.50	$0.27
Discontinued operations	0.00	0.00	0.00	0.43	0.04
Net income	$0.74	$0.43	$0.23	$0.93	$0.31
Diluted earnings per share
Continuing operations	$0.73	$0.43	$0.23	$0.48	$0.26
Discontinued operations	0.00	0.00	0.00	0.42	0.04
Net income	$0.73	$0.43	$0.23	$0.90	$0.30
Weighted average shares outstanding

Basic	11,381	11,262	11,588	12,395	12,225
Diluted	11,571	11,441	11,827	12,721	12,528

SUMMARY BALANCE SHEET DATA (in thousands)

At October 31,	2011	2010	2009	2008	2007

Working capital	$72,881	$66,271	$63,885	$62,097	$66,616
Total assets	105,935	97,482	93,720	97,401	94,677
Shareholders’ equity	95,920	89,467	86,011	89,861	86,953

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our financial statements and the related notes appearing elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth in Part 1, Items 1A, “Risk Factors,” of this report.

OVERVIEW

Synovis Life Technologies, Inc., a diversified medical device company, develops, manufactures and markets biological and mechanical products used by several surgical specialties to facilitate the repair and reconstruction of soft tissue damaged or destroyed by disease or injury.  Our products include implantable biomaterials for soft tissue repair, devices for microsurgery, and surgical tools – all designed to reduce risks and/or facilitate critical surgeries, improve patient outcomes and reduce healthcare costs.

SIGNIFICANT RECENT DEVELOPMENT

On December 12, 2011, Synovis, Baxter International Inc., a Delaware corporation (“Baxter”), and Twins Merger Sub, Inc., a Minnesota corporation and wholly owned subsidiary of Baxter (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Baxter will acquire all of the outstanding shares of Synovis for $28.00 per share in cash, without interest, and pursuant to which Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Baxter (the “Merger”). The Merger is expected to be completed in the first calendar quarter of 2012, subject to the affirmative vote of the holders of the majority of shares of Synovis Common Stock as well as satisfaction or waiver of all other conditions to closing specified in the Merger Agreement.

OPERATING RESULTS – FISCAL 2011 ($ in thousands except per share data)

Net revenue increased 20% during fiscal 2011 to $82,363 from $68,565 in fiscal 2010.  Our operating income was $12,362 in fiscal 2011, compared to $7,335 in the prior year.  Net income for fiscal 2011 was $8,461, or 73 cents per diluted share, compared to $4,876, or 43 cents per diluted share during fiscal 2010.

The following table summarizes our net revenue by product group and geography for fiscal 2011 and fiscal 2010:

Net Revenue:	2011		2010
($ in thousands)
	$	%	$	%
Peri-Strips	$23,675	29%	$19,414	28%
Tissue-Guard	18,407	22%	16,550	24%
Veritas	15,829	19%	14,368	21%
Microsurgery	15,190	19%	11,020	16%
Surgical Tools and other	5,748	7%	5,335	8%
Orthopedic and Wound	3,514	4%	1,878	3%
Total Net Revenue	$82,363	100%	$68,565	100%

Domestic	$70,130	85%	$57,700	84%
International	12,233	15%	10,865	16%
Worldwide	$82,363	100%	$68,565	100%

The increase in net revenue in fiscal 2011 compared to that of fiscal 2010 was primarily due to the following:

●	Incremental worldwide units sold, inclusive of new product introductions, increased revenue approximately $8,500; and
●	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $5,300.

In the United States, each of our business units has its own distinct sales channel.  As of October 31, 2011, we have 60 direct sales representatives selling our surgical business products, having just completed an expansion of four territories in the fourth quarter of fiscal 2011, and we presently expect to add four additional direct sales representatives in fiscal 2012.  We have 12 direct sales representatives selling our microsurgery products, and presently expect to add several direct sales representatives in fiscal 2012.  For our Ortho & Wound products, we have an independent sales force consisting of 32 independent representative groups (each with multiple sales representatives) as of October 31, 2011 and we intend to appoint additional independent sales groups during fiscal 2012.  Internationally, all of our products are sold through independent third-party stocking distributors.

The increase in worldwide units sold in fiscal 2011 was primarily attributable to higher Peri-Strips revenue believed to be primarily due to increased procedure volumes of sleeve gastrectomies, increased volumes of Tissue-Guard units sold worldwide, increased market penetration of our microsurgery products and increased Ortho & Wound volumes due primarily to the establishment and development of our independent sales force.

We cannot fully assess the impact economic conditions may have had on our results of operations during fiscal 2011. We believe, however, that the volume of certain surgical procedures in which our products are used, particularly those which may be considered elective, has been impacted by economic conditions.  In addition, we believe that the financial condition of various hospital customers has been impacted by the economic conditions.  These notable items, as well as other factors, may have had an impact on our results of operations.

Worldwide net revenue from Peri-Strips was $23,675 in fiscal 2011, an increase of $4,261 or 22% as compared to revenue of $19,414 in fiscal 2010.  Increased volume of units sold during fiscal 2011 drove the revenue increase, which we believe was primarily driven by an increased number of sleeve gastrectomy procedures, which are more likely to use a buttress compared to other bariatric surgeries and typically use more buttresses per procedure.  Higher average net selling prices in fiscal 2011 as compared to fiscal 2010 also contributed to the increase.  Peri-Strips are used to reduce risks and improve patient outcomes in bariatric and thoracic procedures using surgical staples.

Revenue from Peri-Strips used with Ethicon surgical staplers increased 37% in fiscal 2011 as compared to fiscal 2010, while revenue from Peri-Strips used with Covidien staplers decreased 5%.  Covidien launched a competitive buttress product in mid-fiscal 2009 supplied integral with their stapler cartridges, which has adversely impacted Peri-Strips revenue.  In fiscal 2011, approximately 80% of our worldwide Peri-Strips revenue was derived from buttresses used with Ethicon staplers, as compared to 73% in fiscal 2010.

Revenue from Tissue-Guard patch products was $18,407 in fiscal 2011, an increase of $1,857 or 11% from $16,550 in fiscal 2010.  The fiscal 2011 increase was driven by a 6% increase in units sold worldwide, in addition to higher average selling prices in the current year.  Our Tissue-Guard family of products is used to repair and replace damaged tissue in an array of surgical procedures, including cardiac, vascular, thoracic, and neurologic procedures.

Revenue from Veritas patch products was $15,829 in fiscal 2011, an increase of $1,461 or 10% from $14,368 in fiscal 2010.  The increase in Veritas revenue was driven by higher average net selling prices in fiscal 2011 as compared to fiscal 2010.  Veritas is an extremely strong and conformable biomaterial which acts as a “scaffold” that enables rapid repopulation and revascularization by the surrounding host tissue.

Revenue from Microsurgery was $15,190 in fiscal 2011, an increase of $4,170 or 38% from $11,020 in fiscal 2010.  The revenue growth in fiscal 2011 was primarily driven by increased market acceptance of the Coupler and the Flow Coupler, and higher average net selling prices for our Coupler products, which cumulatively resulted in a 44% growth in Coupler products during fiscal 2011.  The Coupler is a device used to connect extremely small arteries or veins, without sutures, quickly, easily and with consistently excellent results.  The Flow Coupler enhances our Microsurgery product offerings by combining our existing Coupler with Doppler technology, enabling physicians to verify and monitor blood flow.

Revenue from Ortho & Wound products was $3,514 in fiscal 2011, an increase of $1,636 or 87% as compared to $1,878 in fiscal 2010.  During fiscal 2011, we transitioned from a hybrid sales force to a fully independent sales force.  As they have gained experience with our Ortho & Wound products, our independent representatives have become increasingly effective at communicating the clinical benefits of our products to physicians.  The OrthADAPT Bioimplant is used in numerous orthopedic applications, including rotator cuff and Achilles tendon repair, where there is a clinical need to reinforce the repair.  Unite Biomatrix provides a durable, collagen structure that need be applied only once to a wound and maintains its integrity while promoting wound healing.

Our gross margin increased by six-tenths of a percentage point to 72.9% in fiscal 2011 from 72.3% during fiscal 2010.  On a consolidated basis, higher average net selling prices in fiscal 2011 positively impacted gross margin partially offset by product mix.  Our Ortho & Wound gross margin increased 13 percentage points to 54% in fiscal 2011 primarily due to a higher percentage of sales in the current year representing lower cost manufactured inventory as compared to higher cost acquired units in the prior year.  Our surgical business gross margin increased one percentage point to 77% in fiscal 2011, primarily due to higher average net selling prices for our products.  Our microsurgical business gross margin increased one percentage point to 60% in fiscal 2011 due to higher average net selling prices for certain of our products.

Factors which may affect the gross margin include product and geographic mix of products sold, volume, product acquisitions and disposals, and other production activities.  Accordingly, our gross margin may fluctuate from period to period based on variations in these factors.

Selling, general, and administrative (“SG&A”) expense during fiscal 2011 was $42,949, an increase of $5,137 or 14% from SG&A expense of $37,812 in fiscal 2010.  As a percentage of net revenue, SG&A expense was 52% in fiscal 2011 as compared to 55% in the prior year.  The fiscal 2011 SG&A increase was primarily due to approximately $4,072 in higher sales and marketing costs across each of our businesses driven by increased personnel, increased compensation associated with higher revenue levels, and increased marketing activities to drive current and long-term revenue growth.

In fiscal 2012, we expect to incur higher SG&A expense as compared to fiscal 2011 due to incremental investments we believe are necessary to drive near and long-term revenue growth.  Such investments include increased sales staff at both our surgical and microsurgical businesses, increased sales and marketing costs to promote our products and increased clinical study activities.

Research and development (“R&D”) expense totaled $4,709 during fiscal 2011, an increase of $316 or 7% from $4,393 in fiscal 2010, driven by increased project activity and related increased personnel costs in support of higher project activities near and long-term.  Fiscal 2011 R&D activity focused on several activities, including research to expand the size offerings and indications for use of our Veritas product into new and existing markets, providing research and clinical data to support the use of Veritas in various surgical procedures, exploring additional  process improvements and product enhancements for our proprietary biomaterial products, advancing the size offerings and technology of the Flow Coupler and providing research and clinical data to support the launch of the ProCuff product, an arthroscopically delivered augmentation device for tendon repair, including rotator cuff repair.

In fiscal 2012, we expect R&D expense to increase compared to fiscal 2011 due to several activities, including research to expand the size offerings and indications for use of our Veritas product into new and existing markets, providing research and clinical data to support the use of Veritas in various surgical procedures, exploring additional process improvements and product enhancements for our proprietary biomaterial products, advancing the size offerings and technology of the Flow Coupler and providing research and clinical data to support the launch of the ProCuff product, an arthroscopically delivered augmentation device for tendon repair, including rotator cuff repair.

We recorded operating income of $12,362 in fiscal 2011, an increase of $5,027 as compared to operating income of $7,335 in fiscal 2010. The increase in operating income in fiscal 2011 as compared to the prior year was primarily due to higher revenue levels in the current year.  Interest income was $311 in fiscal 2011 compared with $284 in fiscal 2010.

We recorded a provision for income taxes in fiscal 2011 of $4,212, at an effective tax rate of 33.2%.  This was less than our fiscal 2010 effective tax rate of 36.0%, primarily due to recording $350 of discrete income tax benefit in fiscal 2011, related to reinstatement of the Federal R&D credit from fiscal 2010, as well as from exercises of employee incentive stock options.  In fiscal 2010, we recorded income tax expense of $2,743 at an effective rate of 36.0%.  As of October 31, 2011, we recorded $447 in net current deferred income tax assets and $2,166 in net long-term deferred income tax assets.

OPERATING RESULTS – FISCAL 2010 ($ in thousands except per share data)

Net revenue increased 18% during fiscal 2010 to $68,565 from $58,211 in fiscal 2009.  Our operating income was $7,335 in fiscal 2010, compared to $4,002 in the prior fiscal year.  Net income from continuing operations for fiscal 2010 was $4,876, or 43 cents per diluted share, compared to $2,706, or 23 cents per diluted share during fiscal 2009.

The following table summarizes our net revenue by product group and geography for fiscal 2010 and fiscal 2009:

Net Revenue:	2010		2009
($ in thousands)
	$	%	$	%
Peri-Strips	$19,414	28%	$19,384	33%
Tissue-Guard	16,550	24%	15,806	27%
Veritas	14,368	21%	8,757	15%
Microsurgery	11,020	16%	8,668	15%
Surgical Tools and other	5,335	8%	5,531	10%
Orthopedic and Wound	1,878	3%	65	0%
Total Net Revenue	$68,565	100%	$58,211	100%

Domestic	$57,700	84%	$49,290	85%
International	10,865	16%	8,921	15%
Worldwide	$68,565	100%	$58,211	100%

The increase in net revenue in fiscal 2010 compared to fiscal 2009 was primarily due to the following:

●	Incremental worldwide units sold increased revenue approximately $6,300;

●	Ortho & Wound products increased revenue approximately $1,800; and

●	Higher average net selling prices primarily due to various worldwide hospital list price increases for certain of our products increased revenue by approximately $2,250.

The increase in worldwide units sold was primarily attributable to the expansion of our direct sales force in the second half of fiscal 2009, increased market acceptance of Veritas into the worldwide hernia and general surgery markets and increased market penetration of our microsurgery products.

We believe the expansion of our domestic direct sales force is a key element of our long-term strategy to increase revenues.  In fiscal 2009, we expanded our sales force by 22 sales representatives for a total of 65 sales representatives at the end of fiscal 2009.  As of October 31, 2010, we had a total of 73 sales representatives in the U.S: 56 sales representatives sell our Veritas, Peri-Strips, Tissue-Guard and Surgical tools and other products, nine sales representatives sell our Microsurgery products and eight sales representatives sell our Ortho & Wound products.

We cannot fully assess the impact the economic downturn may have had on our results of operations during fiscal 2010.  We believe, however, that the volume of certain surgical procedures in which our products are used, particularly those which may be considered elective, has been impacted by the current economic downturn.  In addition, we believe that the financial condition of various hospital customers has been negatively impacted by the economic downturn.  These notable items, as well as other factors, may have had an impact on our results of operations.

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

Revenue from Veritas patch products was $14,368 in fiscal 2010, an increase of $5,611 or 64% from $8,757 in fiscal 2009.  Veritas revenue growth in fiscal 2010 was primarily driven by incremental worldwide sales into the plastic and reconstructive and general surgery markets.  Additionally, late in the fourth quarter of fiscal 2009, we received CE Mark approval for the use of Veritas in soft tissue repair and commenced selling Veritas to our European distributors.  Higher average net selling prices also contributed to the revenue increase in fiscal 2010.

Revenue from Microsurgery was $11,020 in fiscal 2010, an increase of $2,352 or 27% from $8,668 in fiscal 2009.  The revenue growth was primarily driven by the fiscal 2009 expansion of our sales force, increased market acceptance of the Coupler, as well as the domestic market launch of the Flow Coupler in the third quarter of fiscal 2010, resulting in a 24% increase in Coupler unit sales in fiscal 2010.

Revenue from Ortho & Wound products was $1,878 in fiscal 2010 as compared to $65 from July to October 2009.  Our U.S. sales coverage has increased from approximately 10% at the beginning of fiscal 2010 to approximately 75% at the end of fiscal 2010, and our Ortho & Wound sales force continues to develop their sales territories and customer base by establishing relationships with pre-acquisition customers as well as prospecting for new customers.

Our gross margin increased by one-half of a percentage point to 72.3% in fiscal 2010 from 71.8% during fiscal 2009. On a consolidated basis, higher average list selling prices for certain of our products in fiscal 2010 were partially offset by product mix and lower manufacturing utilization in the current year.  Our surgical business gross margin increased two percentage points to 76% in fiscal 2010, primarily due to higher average net selling prices for our products and higher sales of Veritas, which has a higher gross margin relative to other surgical business products.  These were offset by lower manufacturing efficiencies in fiscal 2010 as compared to fiscal 2009.  Our microsurgical business gross margin decreased one percentage point to 59% in fiscal 2010 due to product mix and higher inventory costs.  Our Ortho & Wound gross margin was 41% in fiscal 2010, as substantially all of our sales were of inventory acquired in our July 2009 acquisition, which had higher ‘stepped up’ cost basis due to purchase accounting rules.

SG&A expense during fiscal 2010 was $37,812, an increase of $7,945 or 27% from SG&A expense of $29,867 in fiscal 2009.  As a percentage of net revenue, SG&A expense was 55% in fiscal 2010 as compared to 51% in the prior year.  The SG&A expense increase was due to $3,766 of incremental costs  related to our Ortho & Wound business, which we acquired in July 2009, as well as approximately $3,500 of incremental expense related to the expansion of our direct sales force in the second half of fiscal 2009.  Additionally, stock-based compensation expense was $1,455 (9 cents per diluted share) in fiscal 2010, up from $937 (7 cents per diluted share) in fiscal 2009.

R&D expense totaled $4,393 during fiscal 2010, an increase of $595 or 16% from $3,798 in fiscal 2009.  Fiscal 2010 activity focused on several activities, including research to potentially expand the indications of our Veritas product into new markets, providing research and clinical data to support the use of Veritas in various surgical procedures, exploring process improvements and product enhancements for our proprietary tissue products, comparative studies involving Peri-Strips and its competition, advancing the technology of the Coupler and further development of an orthopedic product and related instrumentation.

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

We recorded operating income of $7,335 in fiscal 2010, an increase of $3,333 as compared to operating income of $4,002 in fiscal 2009. The increase in operating income in fiscal 2010 as compared to the prior year was primarily driven by a reduction of other operating costs of $4,100 (zero of these costs were incurred in fiscal 2010 while $4,100 were incurred in fiscal 2009).  In addition, the operating loss related to our Ortho & Wound business was approximately $4,100 higher in fiscal 2010 compared to fiscal 2009 given a full year of operations in fiscal 2010, with this higher operating loss largely offset by higher operating profitability in our other operations.  Interest income was $284 in fiscal 2010 compared with $920 in fiscal 2009, primarily due to significantly lower investment yields and lower investment balances in the current year. Additionally in fiscal 2009, we sold our auction rate securities (“ARS”), which had a par value of $9,000, for $7,650, realizing a loss on sale of $1,350.

We recorded a provision for income taxes in fiscal 2010 of $2,743 at an effective tax rate of 36.0%.  We recorded income tax expense of $866 in fiscal 2009 at an effective rate of 24.2% of pretax income.  Our fiscal 2009 effective tax rate was comprised of a tax rate of 27.3% on operations and interest income and a 35.3% tax benefit on the capital loss of $1,350 incurred upon the sale of our ARS.  Our fiscal 2009 effective tax rate on operations and interest income was lower than fiscal 2010 due to lower pretax income in fiscal 2009 as compared to fiscal 2010, higher permanent differences that reduce taxes and a lower overall rate for state taxes.  As of October 31, 2010, we recorded $367 in net current deferred income tax assets and $2,139 in net long-term deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES ($ in thousands)

Cash, cash equivalents, and investments totaled $66,551 as of October 31, 2011, an increase of $4,627 as compared to cash, cash equivalents, and investments of $61,924 as of October 31, 2010.  Included in the balance above, we have $7,335 of investments classified as non-current as of October 31, 2011.  Working capital at October 31, 2011 and 2010 was $72,881 and $66,271, respectively.  We have no long-term debt.  We currently expect our cash on hand and cash from operations to be sufficient to cover both our short- and long-term operating requirements, subject however, to numerous variables, including acquisition opportunities, research and development priorities, and the growth and profitability of the business.

The increase in cash, cash equivalents, and investments in fiscal 2011 was primarily due to cash provided by operating activities of $11,377 in fiscal 2011.  This was partially offset by the use of $7,580 to repurchase 450,122 shares of our common stock in fiscal 2011.

Operating activities provided cash of $11,377 in fiscal 2011, as compared to providing cash of $6,903 during fiscal 2010.  The fiscal 2011 cash provided by operating activities was driven by net income of $8,461 and $4,028 in non-cash expenses.  Working capital changes used cash of $1,112 in fiscal 2011, driven by $2,811 of cash used for increased accounts receivable and $565 of cash used for increased inventories to support higher revenue levels, which were offset by $2,522 of cash provided by increases in accrued expenses and accounts payable.  The fiscal 2010 cash provided by operating activities was driven by net income of $4,876 and $5,074 in non-cash expenses.  Working capital changes used cash of $3,047 in fiscal 2010, driven by $1,980 of cash used for increased accounts receivable and $1,709 of cash used for increased inventories to support higher revenue levels.

Investing activities used cash of $3,136 during fiscal 2011.  We used cash of $888 towards the net purchase of short- and long-term investments during the year.  We also used $1,932 for purchases of property, plant and equipment in fiscal 2011.  Investing activities used cash of $7,006 during fiscal 2010, as we used $5,779 towards the net purchase of short- and long-term investments, and $1,102 for the purchase of property, plant and equipment.

Financing activities used cash of $3,179 during fiscal 2011, as compared to $2,809 in fiscal 2010.  In fiscal 2011, $7,580 of cash was used to repurchase 450,122 shares of common stock, partially offset by $3,879 of proceeds from equity-based compensation plans.  During fiscal 2010, $5,101 of cash was used to repurchase 385,836 shares of common stock, partially offset by $1,996 of proceeds from equity-based compensation plans.

The following table summarizes our contractual obligations and operating leases.  For more information, see Note 9 to our Consolidated Financial Statements.  Our commitments under these obligations are as follows as of October 31, 2011:

	< 1 year	1-3 years	3-5 years	5 < years	Total
Operating leases	$1,027	$1,007	$23	$-	$2,057

INFLATION

We believe inflation has not had a material effect on our operations or financial condition.

FOREIGN CURRENCY TRANSACTIONS

Substantially all of our foreign transactions are negotiated, invoiced, and paid in U.S. dollars.  Fluctuations in currency exchange rates in other countries may therefore influence the demand for our products by changing the price of our products as denominated in the currency of the countries in which the products are sold.

CRITICAL ACCOUNTING POLICIES

Investments:  Our investments consist of taxable and tax-exempt commercial paper, corporate notes/bonds, and municipal bond investments.  Our investment policy seeks to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines.  We account for all of our investments as “available-for-sale” and report these investments at fair value, with unrealized gains and losses excluded from earnings and reported in “Accumulated Other Comprehensive Income,” a component of shareholders’ equity.

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

Accounts Receivable: Credit is extended based on evaluation of a customer’s financial condition, historical sales, and payment history.  Generally, collateral is not required.  Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts receivable outstanding longer than the contractual payment terms are considered past due.  We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Indefinite-lived Intangible Assets:  Our indefinite-lived intangible assets consist of goodwill, which is carried at cost. Indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, and between annual test dates in certain circumstances.  We perform an annual impairment test for goodwill in the fourth quarter of each fiscal year, or more often as circumstances require.  In assessing the recoverability of goodwill, estimates of market capitalization and other factors are made to determine the fair value of the respective assets.  If these estimates change in the future, we may be required to record impairment charges for these assets.  Recoverability is assessed by comparison of the fair value of the Company to its carrying amount to determine if there is potential impairment.  If the fair value of the Company is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the Company is less than its carrying value.  If the carrying amount of the goodwill exceeds the fair value, an impairment loss is recognized.

Definite-lived Intangible Assets:  Definite-lived intangible assets consist of patents, trademarks, developed technology, non-competes, and licenses, which are carried at amortized cost.  We review our definite-lived intangible assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess recoverability by reference to future cash flows from the products underlying these intangible assets.  If these estimates change in the future, we may be required to record impairment charges for these assets.

Revenue Recognition:  We recognize revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery, and performance have occurred, the price and terms of sale are fixed and collection of the receivable is expected.  Less than five percent of our revenue is derived from consigned inventory, for which we recognize revenue upon customer use and receipt of proper purchase order and/or purchase requisition documentation.All amounts billed to customers in a sales transaction related to shipping and handling are classified as revenue.  Our sales policy does not allow sales returns.

Inventories:  Inventories, which are comprised of raw materials, work in process, and finished goods, are valued at the lower of cost, first-in, first-out (“FIFO”) or market.  Overhead costs are applied to work in process and finished goods based on annual estimates of production volumes and overhead spending.  These estimates are reviewed and assessed for reasonableness on a quarterly basis and adjusted as needed.  The estimated value of excess, slow-moving, and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value, is established on a quarterly basis through review of inventory on hand and assessment of future product demand, anticipated release of new products into the market, historical experience, and product expiration.

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

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

We maintain financial instruments in cash and cash equivalents, investments, and accounts receivable.  We believe that the interest rate, credit, and market risk related to these accounts is not significant.  We manage the risk associated with these accounts through periodic reviews of the carrying value for non-collectability of assets and establishment of appropriate allowances in connection with our internal controls and policies.  We may enter into derivative instruments or perform hedging activities.  However, our policy is to only enter into contracts that can be designated as normal purchases or sales.

ITEM 8 – Financial Statements and Supplementary Data

 MANAGEMENT REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The management of Synovis Life Technologies, Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting.  Synovis’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Synovis management assessed the effectiveness of the company’s internal control over financial reporting as of October 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of October 31, 2011, the company’s internal control over financial reporting is effective based on those criteria.

Our consolidated financial statements as of and for the year ended October 31, 2011, have been audited by Grant Thornton LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Grant Thornton LLP has also audited our internal control over financial reporting as of October 31, 2011, as stated in its report included in this Annual Report on Form 10-K.

/s/ Richard W. Kramp	/s/ Brett A. Reynolds

Richard W. Kramp	Brett A. Reynolds

President, Chief Executive	Vice President of Finance, Chief Financial
Officer and Director	Officer and Corporate Secretary
January 6, 2012	January 6, 2012

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Synovis Life Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Synovis Life Technologies, Inc. and Subsidiaries (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synovis Life Technologies, Inc. and Subsidiaries as of October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synovis Life Technologies Inc. and Subsidiaries’ internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 6, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton
Minneapolis, Minnesota
January 6, 2012

Board of Directors and Shareholders
Synovis Life Technologies, Inc.

We have audited Synovis Life Technologies, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Synovis Life Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synovis Life Technologies, Inc. and Subsidiaries as of October 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows and financial statement schedule for each of the three years in the period ended October 31, 2011, and our report dated January 6, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Grant Thornton
Minneapolis, Minnesota
January 6, 2012

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

For the fiscal years ended October 31,	2011	2010	2009

Net revenue	$82,363	$68,565	$58,211
Cost of revenue	22,343	19,025	16,444
Gross margin	60,020	49,540	41,767

Operating expenses:
Selling, general and administrative	42,949	37,812	29,867
Research and development	4,709	4,393	3,798
Other	-	-	4,100
Operating expenses	47,658	42,205	37,765

Operating income	12,362	7,335	4,002

Interest income	311	284	920
Loss on sale of investments	-	-	(1,350)

Income before provision for income taxes	12,673	7,619	3,572
Provision for income taxes	4,212	2,743	866

Net income	$8,461	$4,876	$2,706

Basic earnings per share	$0.74	$0.43	$0.23

Diluted earnings per share	$0.73	$0.43	$0.23

Weighted average common shares outstanding:
- Basic	11,381	11,262	11,588
- Diluted	11,571	11,441	11,827

The accompanying notes are an integral part of these consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

As of October 31,	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$18,013	$12,951
Short-term investments	41,203	41,119
Accounts receivable, net	11,262	8,701
Inventories	9,998	9,433
Deferred income tax asset, net	447	367
Other current assets	1,973	1,715
Total current assets	82,896	74,286

Investments, net	7,335	7,854
Property, plant and equipment, net	4,154	3,401
Goodwill	3,620	3,620
Other intangible assets, net	5,764	6,182
Deferred income tax asset, net	2,166	2,139
Total assets	$105,935	$97,482

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,235	$1,644
Accrued expenses	7,780	6,371
Total current liabilities	10,015	8,015

Total liabilities	10,015	8,015

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock: authorized 5,000,000 shares of $0.01 par value; none issued or outstanding as of October 31, 2011 and 2010	-	-
Common stock: authorized 20,000,000 shares of $0.01 par value; issued and outstanding, 11,167,690 and 11,228,654 as of October 31, 2011 and 2010, respectively	112	112
Additional paid-in capital	59,832	61,780
Accumulated other comprehensive (loss) income	(34)	26
Retained earnings	36,010	27,549
Total shareholders' equity	95,920	89,467
Total liabilities and shareholders' equity	$105,935	$97,482

The accompanying notes are an integral part of these consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Par Value	Capital	Income (Loss)	Earnings	Total
Balance as of October 31, 2008	12,018,670	$120	$72,181	$(2,407)	$19,967	$89,861
Stock option exercises, including tax benefit	89,376	1	927	-	-	928
Employee Stock Purchase Plan activity	7,065	-	98	-	-	98
Repurchase of the Company's common stock	(716,237)	(7)	(11,011)	-	-	(11,018)
Stock-based compensation expense	-	-	937	-	-	937
Comprehensive income:
Net unrealized gain on investments	-	-	-	2,499	-	2,499
Net income	-	-	-	-	2,706	2,706
Comprehensive income	-	-	-	-	-	5,205
Balance as of October 31, 2009	11,398,874	114	63,132	92	22,673	86,011
Stock option exercises, including tax benefit	204,807	2	2,140	-	-	2,142
Employee Stock Purchase Plan activity	10,809	-	150	-	-	150
Repurchase of the Company's common stock	(385,836)	(4)	(5,097)	-	-	(5,101)
Stock-based compensation expense	-	-	1,455	-	-	1,455
Comprehensive income:
Net unrealized loss on investments	-	-	-	(66)	-	(66)
Net income	-	-	-	-	4,876	4,876
Comprehensive income	-	-	-	-	-	4,810
Balance as of October 31, 2010	11,228,654	112	61,780	26	27,549	89,467
Stock option exercises, including tax benefit	378,468	4	4,223	-	-	4,227
Employee Stock Purchase Plan activity	10,690	-	174	-	-	174
Repurchase of the Company's common stock	(450,122)	(4)	(7,576)	-	-	(7,580)
Stock-based compensation expense	-	-	1,231	-	-	1,231
Comprehensive income:
Net unrealized loss on investments	-	-	-	(60)	-	(60)
Net income	-	-	-	-	8,461	8,461
Comprehensive income	-	-	-	-	-	8,401
Balance as of October 31, 2011	11,167,690	$112	$59,832	$(34)	$36,010	$95,920

The accompanying notes are an integral part of these consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the fiscal years ended October 31,	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,461	$4,876	$2,706

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,154	1,228	1,017
Amortization of intangible assets	734	782	539
Amortization of investment premium, net	1,263	1,626	1,027
Provision for uncollectible accounts	250	204	149
Stock-based compensation	1,231	1,455	937
Tax benefit from stock option exercises	(522)	(296)	(203)
Acquired in-process research and development expense	-	-	3,500
Loss on sale of investments	-	-	1,350
Impairment of intangible assets	-	-	600
Loss on sale or disposal of property, plant and equipment	25	192	25
Change in deferred income taxes	(107)	(117)	(2,206)

Changes in operating assets and liabilities:
Accounts receivable	(2,811)	(1,980)	(953)
Inventories	(565)	(1,709)	62
Other current assets	(258)	40	677
Accounts payable	591	(318)	637
Accrued expenses	1,931	920	(118)
Net cash provided by operating activities	11,377	6,903	9,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,932)	(1,102)	(1,156)
Investments in identifiable intangible assets	(316)	(123)	(105)
Purchase of assets of Pegasus Biologics, Inc.	-	-	(12,319)
Purchases of investments	(51,116)	(79,397)	(43,226)
Redemptions of investments	50,228	73,618	23,405
Decrease in restricted cash	-	-	2,950
Other	-	(2)	(335)
Net cash used in investing activities	(3,136)	(7,006)	(30,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds related to stock-based compensation plans	3,879	1,996	823
Repurchase of the Company's common stock	(7,580)	(5,101)	(11,018)
Excess tax benefit of stock option exercises	522	296	203
Net cash used in financing activities	(3,179)	(2,809)	(9,992)

Net change in cash and cash equivalents	5,062	(2,912)	(31,032)
Cash and cash equivalents at beginning of year	12,951	15,863	46,895
Cash and cash equivalents at end of year	$18,013	$12,951	$15,863

The accompanying notes are an integral part of these consolidated financial statements

SYNOVIS LIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Description and Summary of Significant Accounting Policies (in thousands):

Synovis Life Technologies, Inc. develops, manufactures, and markets biological and mechanical products used by several surgical specialties for the repair of soft tissue damaged or destroyed by disease or injury.  Our products are designed to reduce risks and/or facilitate critical surgeries, improve patient outcomes, and reduce healthcare costs.  Our products serve a wide array of medical markets, including general surgery, bariatric, vascular, cardiac, thoracic, neurological, microsurgery, orthopedic, and woundcare.

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

Investments:  Our investments consist of taxable and tax-exempt commercial paper, corporate notes/ bonds, and municipal bond investments.  Our investment policy seeks to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines.  We account for all of our investments as “available-for-sale” and report these investments at fair value, with unrealized gains and losses excluded from earnings and reported in “Accumulated Other Comprehensive Income,” a component of shareholders’ equity.

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

Inventories:  Inventories, which are comprised of raw materials, work in process, and finished goods, are valued at the lower of cost, first-in, first-out (“FIFO”) or market.  Overhead costs are applied to work in process and finished goods based on annual estimates of production volume and overhead spending.  These estimates are reviewed and assessed for reasonableness on a quarterly basis and adjusted if so needed.  The estimated value of excess, slow-moving, and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value is established on a quarterly basis through review of inventory on hand and assessment of future product demand, anticipated release of new products into the market, historical experience, and product expiration.

Property, Plant, and Equipment:  Property, plant, and equipment are stated at cost, net of accumulated depreciation and amortization.  Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets.  Furniture, fixtures, and computer equipment are depreciated over a 3 to 7 year life, and manufacturing equipment is depreciated over a 5 to 10 year life.  Amortization of leasehold improvements is recorded on a straight-line basis over the life of the related facility leases or the estimated useful life of the assets, whichever is shorter.  Major replacements and improvements are capitalized and maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are charged to operations.  The asset and related accumulated depreciation or amortization accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the Consolidated Statements of Income at the time of disposal.  Our long-lived depreciable assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.  Impairment losses are recorded whenever the fair value of the asset is determined to be lower than its carrying amount.

Indefinite-lived Intangible Assets:  Our indefinite-lived intangible assets consist of goodwill, which is carried at cost. Indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, and between annual test dates in certain circumstances.  We perform an annual impairment test for goodwill in the fourth quarter of each fiscal year, or more often as circumstances require.  In assessing the recoverability of goodwill, estimates of market capitalization and other factors are made to determine the fair value of the respective assets.  If these estimates change in the future, we may be required to record impairment charges for these assets.Recoverability is assessed by comparison of the fair value of the Company to its carrying amount to determine if there is potential impairment.  If the fair value of the Company is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the Company is less than its carrying value.  If the carrying amount of the goodwill exceeds the fair value, an impairment loss is recognized.

Definite-lived Intangible Assets:  Definite-lived intangible assets consist of patents, trademarks, developed technology, non-competes, and licenses, which are carried at amortized cost.  We review our definite-lived intangible assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess recoverability by reference to future cash flows from the products underlying these intangible assets.  If these estimates change in the future, we may be required to record impairment charges for these assets.

Revenue Recognition:  We recognize revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery, and performance have occurred, the price and terms of sale are fixed and collection of the receivable is expected.  Less than five percent of our revenue is derived from consigned inventory, for which we recognize revenue upon customer use and receipt of proper purchase order and/or purchase requisition documentation.All amounts billed to customers in a sales transaction related to shipping and handling are classified as revenue.  Our sales policy does not allow sales returns.

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

Net Earnings Per Share:  Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding, while diluted EPS is computed based on the weighted average number of common shares outstanding, adjusted by the weighted average number of additional shares that would have been outstanding had the potential dilutive common shares been issued.  Potential dilutive shares of common stock include stock options and other stock-based awards granted under the Company’s stock-based compensation plans, when their impact is not anti-dilutive.  See Note 11 for additional earnings per share information.

Reclassifications:  Certain reclassifications have been made to the fiscal 2009 and fiscal 2010 consolidated financial statements to conform to the fiscal 2011 presentation.  These reclassifications had no effect on net income or earnings per share.

Subsequent Events:  Management has evaluated the impact of events occurring after October 31, 2011 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  See Note 15 to our consolidated financial statements for subsequent events disclosure.

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

Operating results for Ortho & Wound from July 17, 2009 to October 31, 2009 are included in the Consolidated Statement of Income for the fiscal year ended October 31, 2009.

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

Pro Forma Results of Operations:

The following unaudited pro forma financial information presents a summary of our consolidated results of operations as if the acquisition of the assets of Pegasus had occurred at the beginning of the earliest period presented. The unaudited pro forma results presented below assume the in-process research and development expense of $3,500 occurred as of November 1, 2008.  Annual amortization expense of $545 related to acquired developed technology is reflected on a pro rata basis in fiscal 2009.  The historical consolidated financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisition and are factually supportable.  The unaudited pro forma condensed consolidated financial information is presented for informational purposes only.  The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the dates indicated.  In addition, the unaudited pro forma condensed consolidated financial information does not purport to project our future financial position or operating results after completion of the acquisition.

The following provides unaudited pro forma financial information for the fiscal year ended October 31, 2009, assuming we consummated the purchase of the assets from Pegasus as of November 1, 2008:

Fiscal Year Ended October 31, 2009
(unaudited)

Net revenue	$61,853

Net income (loss)	$(2,266)

Net income (loss) per share – basic	$(0.20)

Net income (loss) per share – diluted	$(0.19)

3.	Segment Information (in thousands):

The Company’s operations, which are presently based in Minnesota, Alabama and California, are comprised of three operating segments, the surgical business, the microsurgical business and the Ortho & Wound business, with segmentation based upon the similarities of the underlying business operations, products and markets.  The Company evaluates the performance of its operating segments and allocates resources based upon their respective current or future earnings contribution to the consolidated earnings of the Company as well as upon each segment’s organizational initiatives and activities in process at that time.  The accounting policies of the reportable segments are the same as those described in the summary of accounting policies.

Operations that are not included in any of the operating segments are included in the category “corporate and other.” The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, primarily the costs of operating a public company and the estimated time of management personnel in support of corporate activities.

The following table presents certain financial information by operating segment as of and for the fiscal year ended October 31:

	2011	2010	2009
Net revenue:
Surgical business	$63,659	$55,667	$49,478
Microsurgical business	15,190	11,020	8,668
Ortho & Wound business	3,514	1,878	65
Consolidated	$82,363	$68,565	$58,211

Operating income (loss):
Surgical business	$17,807	$13,848	$11,129
Microsurgical business	3,514	2,242	1,145
Ortho & Wound business	(5,471)	(5,851)	(5,291)
Corporate and other	(3,488)	(2,904)	(2,981)
Consolidated	$12,362	$7,335	$4,002

Depreciation and amortization:
Surgical business	$989	$1,017	$1,017
Microsurgical business	149	186	288
Ortho & Wound business	750	807	251
Consolidated	$1,888	$2,010	$1,556

Capital expenditures:
Surgical business	$1,811	$929	$1,111
Microsurgical business	22	158	45
Ortho & Wound business	99	15	-
Consolidated	$1,932	$1,102	$1,156

Total assets:
Surgical business	$20,964	$17,852	$16,504
Microsurgical business	5,741	5,087	4,635
Ortho & Wound business	9,394	9,495	8,732
Corporate and other	69,836	65,048	63,849
Consolidated	$105,935	$97,482	$93,720

4.	Supplemental Financial Statement Information (in thousands):

The following table summarizes selected balance sheet data as of October 31:

	2011	2010
Accounts receivable, net:
Trade receivables	$11,885	$9,104
Allowance for doubtful accounts	(623)	(403)
	$11,262	$8,701

Inventories:
Raw materials	$1,198	$1,376
Work in process	5,309	3,533
Finished goods	3,491	4,524
	$9,998	$9,433

Property, plant and equipment, net:
Furniture, fixtures, and computer equipment	$3,254	$3,035
Manufacturing equipment	6,159	5,701
Leasehold improvements	3,271	3,162
Equipment in process	1,489	534
Accumulated depreciation and amortization	(10,019)	(9,031)
	$4,154	$3,401

Accrued expenses:
Payroll, employee benefits and related taxes	$3,986	$4,191
Accrued income taxes	2,198	628
Other accrued expenses	1,596	1,552
	$7,780	$6,371

Supplemental Cash Flow Information:  Our income tax payments totaled $3,287, $3,054, and $850 for the years ended October 31, 2011, 2010, and 2009, respectively.  Our income tax refunds received totaled $1,109, $4, and $118 for the years ended October 31, 2011, 2010, and 2009, respectively.

The following table summarizes our amortizable intangible assets for the fiscal years ended October 31:

	2011

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period

Patents and trademarks	$1,626	$691	$935	14.6 years
Developed technology	7,418	2,670	4,748	10.8 years
Non-competes and other	634	634	-	5.7 years
Licenses	100	19	81	11.0 years
Total	$9,778	$4,014	$5,764

	2010

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period

Patents and trademarks	$1,310	$649	$661	14.0 years
Developed technology	7,418	1,993	5,425	10.8 years
Non-competes and other	634	628	6	5.7 years
Licenses	100	10	90	11.0 years
Total	$9,462	$3,280	$6,182

Amortization expense for the intangible assets listed above was $734, $782, and $539 in fiscal 2011, 2010, and 2009, respectively.  Our estimated amortization expense for each of the next five years is expected to be approximately $675 per year based on the current amortizable intangible assets owned by the Company.

5.	Supplemental Net Revenue Information (in thousands):

The following table summarizes net revenues by product line for the fiscal years ended October 31:

Net Revenues by Product Line:	2011	2010	2009
Peri-Strips	$23,675	$19,414	$19,384
Tissue-Guard	18,407	16,550	15,806
Veritas	15,829	14,368	8,757
Microsurgery	15,190	11,020	8,668
Surgical Tools and Other	5,748	5,335	5,531
Orthopedic and Wound	3,514	1,878	65
Total	$82,363	$68,565	$58,211

Substantially all of our international net revenues are negotiated, invoiced, and paid in U.S. dollars.  The following table summarizes net revenues by geographic area for the years ended October 31:

Net Revenues by Geographic Area:	2011	2010	2009
United States	$70,130	$57,700	$49,290
Europe	8,106	7,652	6,094
Asia and Pacific region	1,491	1,325	963
Canada	1,167	874	817
Other	1,469	1,014	1,047
Total	$82,363	$68,565	$58,211

6.	Investments (in thousands):

The following table summarizes our cash, cash equivalents and investments at October 31, 2011 and 2010:

	October 31, 2011
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Cash	$11,854	$-	$11,854
Money Market Funds	6,159	-	6,159
Municipal Bonds	24,911	7	24,918
Commercial Paper	5,984	(7)	5,977
Corporate Notes/Bonds	17,677	(34)	17,643
Total	$66,585	$(34)	$66,551

Cash and cash equivalents	$18,013	$-	$18,013
Short-term investments	41,214	(11)	41,203
Long-term investments	7,358	(23)	7,335
Total	$66,585	$(34)	$66,551

	October 31, 2010
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value

Cash	$7,416	$-	$7,416
Money Market Funds	5,535	-	5,535
Municipal Bonds	30,864	(8)	30,856
Commercial Paper	1,994	3	1,997
Corporate Bonds	15,089	30	15,119
Treasuries and Agencies	1,000	1	1,001
Total	$61,898	$26	$61,924

Cash and cash equivalents	$12,951	$-	$12,951
Short-term investments	41,079	40	41,119
Long-term investments	7,868	(14)	7,854
Total	$61,898	$26	$61,924

At October 31, 2011, our long-term investments mature in fiscal 2013.

7.	Fair Value Measurments (in thousands):

The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value.  A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance.  The three levels in the hierarchy are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date.  The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with discounted cash flow or option pricing models using highly observable inputs.

Level 3 — Significant inputs to pricing have little or no observability as of the reporting date.  The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

The following table presents for each of the hierarchy levels, the Company’s assets that are carried at fair value and measured on a recurring basis at October 31, 2011 and 2010:

		Fair Value Measurements at October 31, 2011 Using
	Total Carrying Value at October 31, 2011	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Municipal Bonds	$24,918	$—	$24,918	$—
Commercial Paper	5,977	—	5,977	—
Corporate Notes/Bonds	17,643	—	17,643	—
Total investments	$48,538	$—	$48,538	$—

		Fair Value Measurements at October 31, 2010 Using
	Total Carrying Value at October 31, 2010	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Municipal Bonds	$30,856	$—	$30,856	$—
Commercial Paper	1,997	—	1,997	—
Corporate Bonds	15,119	—	15,119	—
Treasuries and Agencies	1,001	—	1,001	—
Total investments	$48,973	$—	$48,973	$—

We utilize a pricing service to estimate fair value measurements for our short- and long-term investments.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.

The fair value estimates provided by the pricing service for our investments are based on observable market information rather than market quotes.  Accordingly, the estimates of fair value for our investments were determined based on Level 2 inputs at October 31, 2011 and 2010.

8.	Income Taxes (in thousands):

The components of our provision for (benefit from) income taxes are as follows:

For the fiscal years ended October 31,	2011	2010	2009
Current:
Federal	$3,359	$2,218	$2,752
State	960	642	320
	4,319	2,860	3,072
Deferred:
Federal	(96)	(108)	(2,016)
State	(11)	(9)	(190)
	(107)	(117)	(2,206)
Total income tax expense	$4,212	$2,743	$866

A reconciliation of our effective income tax rate and the federal statutory rate is as follows:

For the fiscal years ended October 31,	2011	2010	2009
Income before income taxes	$12,673	$7,619	$3,572
Statutory federal rate	4,336	2,591	1,215
State taxes, net of federal benefit	628	410	112
Tax exempt interest	(35)	(54)	(169)
Other permanent differences	(308)	(109)	(117)
Change in deferred tax rate	(92)	-	-
Research and development credits	(317)	(95)	(175)

Provision for income taxes	$4,212	$2,743	$866

Components of deferred income tax assets and liabilities are as follows:

As of October 31,	2011	2010
Inventory	$360	$316
Other, net	87	51
Net current deferred income tax assets	447	367
Depreciation	(126)	(26)
Stock-based compensation expense	931	768
Intangible asset amortization	1,361	1,397
Net long-term deferred income tax assets	2,166	2,139

Net deferred income tax assets	$2,613	$2,506

A net income tax payable of $2,198 was recorded at October 31, 2011, as compared to $628 at October 31, 2010.  A tax benefit of $522, $296, and $203 related to the exercise of stock options was recorded to additional paid-in capital in fiscal 2011, 2010, and 2009, respectively.

The Company files a consolidated federal income tax return.  The statute of limitations applicable to the Company’s 2007 federal income tax return expired in July 2011.  The statute of limitations applicable to the Company’s 2008 federal income tax return expires in July 2012.  The IRS commenced an examination of our Federal income tax return for tax year 2009 in the fourth quarter of 2011.

Uncertain tax positions:Significant judgment is required in evaluating our uncertain tax positions.  During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due.  These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable.  We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or changes in the tax law.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.  At October 31, 2011, we had unrecognized tax benefits of $430.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the fiscal years ended October 31,	2011	2010	2009

Beginning balance	$393	$435	$387
Additions for current period tax positions	134	185	48
Lapse of applicable statutes of limitations	(97)	(227)	0
Ending balance	$430	$393	$435

Our policy is to include interest and penalties related to our tax contingencies in income tax expense.

The Company does not have any net operating loss or tax credit carryforward amounts as of October 31, 2011.

9.	Commitments and Contingencies (in thousands):

Operating Leases:  We are committed under non-cancelable operating leases for our office and production facilities. At October 31, 2011, the remaining terms on the leases range from one to four years.  In addition to base rent charges, we also pay apportioned real estate taxes and common costs on our St. Paul, MN and Irvine, CA leased facilities.  We have an option to renew our St. Paul, MN lease prior to December 31, 2013 for an additional three or five year period at fair market value.  Total facilities rent expense, including real estate taxes and common costs, was $1,502, $1,464, and $1,200 for the fiscal years ended October 31, 2011, 2010, and 2009, respectively.

As of October 31, 2011, future minimum lease payments, excluding real estate taxes and common costs, due under existing non-cancelable operating leases are as follows:

Fiscal years ended October 31,
2012	$1,027
2013	827
2014	180
2015	23
$2,057

Royalties: We incurred royalty expense, primarily related to revenue from Peri-Strips and our Ortho & Wound products, of approximately $984, $827, and $753 for the years ended October 31, 2011, 2010, and 2009, respectively, which is included in cost of revenue.  Royalty expense included minimum royalties we are obligated to pay on sales of our Ortho & Wound products, which totals $135 per year.

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

Subsequent to October 31, 2011, the Rights Agreement was amended.  See Note 15 to the consolidated financial statements for additional information.

Stock-Based Compensation:  Our current stock-based compensation plans consist of our 2006 Stock Incentive Plan, as amended (the “2006 Plan”), and an Employee Stock Purchase Plan (“ESPP”).  Under the 2006 Plan, we are authorized to issue up to 1,500,000 shares of our common stock, plus 125,645 shares becoming available under our prior 1995 Stock Incentive Plan or issued or assumed by us in certain merger or acquisition transactions, pursuant to incentive awards granted under the plan.  At October 31, 2011, 341,962 shares remained available for grant under the 2006 Plan. Under the ESPP, we are authorized to sell and issue up to 400,000 shares of our common stock to our employees.  At October 31, 2011, a total of 90,831 shares remained available for issuance under the ESPP.

The 2006 Plan was approved by our shareholders in February 2006, and amended in 2009 as approved by our shareholders in March 2009.  The 2006 Plan permits us to grant incentive stock options, non-qualified stock options, and other share-based awards to eligible recipients for up to 1,500,000 shares of our common stock, plus 125,645 shares or awards outstanding under our prior 1995 Stock Incentive Plan as of its expiration which were subsequently cancelled or forfeited.  The grant price of an option under the 2006 Plan may not be less than the fair market value of the common stock subject to the option as of the grant date.  The term of any options granted under the 2006 Plan may not exceed seven years from the date of grant.  As of October 31, 2011, 1,504,144 stock options have been granted under the 2006 Plan; 220,461 of the stock options granted under the 2006 Plan have subsequently been forfeited and are again available for grant under the 2006 plan.

We recognized compensation expense for stock-based compensation awards on a straight-line basis over the requisite service period of all stock-based compensation awards granted to, but not yet vested.  Total stock-based compensation expense included in our Statements of Income for the years ended October 31, 2011, 2010, and 2009 was $1,231 ($775, net of tax), $1,455 ($1,013, net of tax), and $937 ($804, net of tax), respectively.

We estimated the fair values of our stock options using the Black-Scholes option-pricing model.  The Black-Scholes option valuation weighted average assumptions used in the valuation of stock options for the fiscal years ended October 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
Risk-free rate (1)	0.70%	1.90%	1.10%
Expected dividend yield	None	None	None
Expected stock volatility (2)	55%	54%	50%
Expected life of stock options (3)	3.5 years	4.0 years	3.0 years
Fair value per option	$6.09 - $7.88	$5.11 - $6.93	$4.30 - $7.41
Forfeiture rate	14%	10%	8%

(1)	Based on U.S Treasury Strip interest rates which have a term that is consistent with the expected life of the stock options.

(2)	Expected stock price volatility is based on our historical volatility over a period generally consistent with the expected term of our stock options.

(3)	Expected life of stock options is estimated based on historical experience.

As of October 31, 2011, there was $1,608 of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of approximately one year.

Stock Options:  The exercise price of each stock option equals 100% of the market price of our common stock on the date of grant and has a maximum term of 7 years.  Stock options granted to non-employee directors and employees generally vest ratably over two or three years.  A summary of the status of our stock options for the years ended October 31 is as follows:

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,186,978	$11.67	736,376	$10.48	689,761	$9.32
Granted	51,206	18.06	728,116	12.24	161,880	15.24
Exercised	(378,246)	9.80	(204,807)	9.01	(89,376)	8.12
Cancelled	(46,382)	13.37	(72,707)	12.91	(25,889)	17.39
Outstanding at end of year	813,556	$12.84	1,186,978	$11.67	736,376	$10.48
Options exercisable at end of year	564,192	$12.70	722,211	$11.23	661,201	$9.95

The total intrinsic value of options exercised during the fiscal year ended October 31, 2011, 2010, and 2009 was $2,997, $1,210, and $737, respectively.  The aggregate intrinsic value of options outstanding and exercisable as of October 31, 2011 was $2,977.  The weighted-average remaining contractual term of options outstanding and exercisable as of October 31 was 3.18 years.

The following table summarizes information about stock options outstanding at October 31, 2011:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$9.50 – $10.92	63,000	$10.31	2.86	63,000	$10.31
12.00 – $12.00	526,100	12.00	4.07	339,166	12.00
12.16 – $19.69	224,456	15.53	3.24	162,026	15.11
$9.50 – $19.69	813,556	$12.84	3.73	564,192	$12.70

Employee Stock Purchase Plan:  We sponsor an ESPP under which 400,000 shares of common stock were reserved for future issuance.  The ESPP was established to enable our employees to invest in our common stock through payroll deductions.  Shares are available to employees to purchase shares of stock at a price equal to 95% of the fair market value of the stock on the last day of each offering period.  There were 10,690, 10,809, and 7,065 shares purchased through the ESPP in fiscal 2011, 2010, and 2009, respectively.

Repurchase of Common Shares:  On September 29, 2009, we announced that our Board of Directors had authorized the repurchase of up to 500,000 shares of our common stock.  On March 4, 2010, the Board of Directors increased the number of shares we are authorized to repurchase by an incremental 1,000,000 shares of our common stock, for a total of 1,500,000 shares to be repurchased.  The share repurchase is funded using our existing cash balances and may occur either in the open market or through private transactions from time to time, in accordance with SEC regulations.  The timing and extent to which we may buy back shares depends upon market conditions and other corporate considerations.  The repurchase plan does not have an expiration date.

From inception of the program on September 29, 2009 through October 31, 2011, we used $15,574 to repurchase 1,056,362 shares at an average price of $14.74 per share.  All shares repurchased by the Company were purchased under a Securities and Exchange Commission Rule 10b5-1 plan.  The following table presents the total number of shares repurchased from September 29, 2009 through October 31, 2011, the average price paid per share and the number of shares that were purchased and the maximum number of shares that may yet be purchased at October 31, 2011, pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
September 29, 2009 – September 30, 2009	43,968	$13.75	43,968	456,032
October 1, 2009 – October 31, 2009	176,436	12.97	176,436	279,596
November 1, 2009 – November 30, 2009	213,377	11.96	213,377	66,219
December 1, 2009 – December 31, 2009	-	-	-	66,219
January 1, 2010 – January 31, 2010	-	-	-	66,219
February 1, 2010 – February 28, 2010	-	-	-	66,219
March 1, 2010 – March 31, 2010	-	-	-	1,066,219
April 1, 2010 – April 30, 2010	-	-	-	1,066,219
May 1, 2010 – May 31, 2010	-	-	-	1,066,219
June 1, 2010 – June 30, 2010	-	-	-	1,066,219
July 1, 2010 – July 31, 2010	-	-	-	1,066,219
August 1, 2010 – August 31, 2010	-	-	-	1,066,219
September 1, 2010 – September 30, 2010	99,559	14.61	99,559	966,660
October 1, 2010 – October 31, 2010	72,900	15.02	72,900	893,760
November 1, 2010 – November 30, 2010	4,121	14.97	4,121	889,639
December 1, 2010 – December 31, 2010	-	-	-	889,639
January 1, 2011 – January 31, 2011	4,300	15.04	4,300	885,339
February 1, 2011 – February 28, 2011	-	-	-	885,339
March 1, 2011 – March 31, 2011	-	-	-	885,339
April 1, 2011 – April 30, 2011	-	-	-	885,339
May 1, 2011 – May 31, 2011	-	-	-	885,339
June 1, 2011 – June 30, 2011	-	-	-	885,339
July 1, 2011 – July 31, 2011	-	-	-	885,339
August 1, 2011 – August 31, 2011	62,100	16.98	62,100	823,239
September 1, 2011 – September 30, 2011	307,636	16.81	307,636	515,603
October 1, 2011 – October 31, 2011	71,965	17.05	71,965	443,638
Total	1,056,362	$14.74	1,056,362	443,638

11.	Earnings Per Share (in thousands):

The following table sets forth the computation of basic and diluted shares outstanding for the fiscal years ended October 31:

	2011	2010	2009
Numerator:
Net income	$8,461	$4,876	$2,706
Denominator:
Denominator for basic earnings per share –weighted average common shares	11,381	11,262	11,588
Effect of dilutive securities:
Shares associated with option plans	190	179	239
Dilutive potential common shares	190	179	239
Denominator for diluted earnings per share –weighted average
common shares and dilutive potential common shares	11,571	11,441	11,827

Stock options outstanding which were anti-dilutive totaled 81, 827, and 178 options for fiscal years ended October 31, 2011, 2010, and 2009, respectively.

12.	Employee Benefit Plan (in thousands):

Salary Reduction Plan:  We sponsor a salary reduction plan for all eligible U.S. employees who qualify under Section 401(k) of the Internal Revenue Code.  Employees may contribute up to 100% of their annual compensation, subject to annual limitations.  At our discretion, we may make matching contributions equal to a percentage of the salary reduction or other discretionary amount for each plan.  In fiscal 2011, 2010, and 2009, we made discretionary matching contributions to employee participants in the plan of $277, $241, and $164, respectively.

13.	Comprehensive Income (in thousands):

The following table summarizes the components of comprehensive income for the fiscal years ended October 31:

	2011	2010	2009

Net income	$8,461	$4,876	$2,706

Unrealized gain (loss) on investments	(60)	(66)	70
Unrealized gain (loss) on auction rate securities	-	-	2,429
Other accumulated comprehensive gain (loss)	(60)	(66)	2,499
Comprehensive income	$8,401	$4,810	$5,205

14.	Quarterly Information (in thousands except per share data):

Fiscal 2011 (unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$19,477	$19,816	$21,017	$22,053
Gross margin	14,185	14,439	15,217	16,179
Operating income	2,376	2,801	3,026	4,159
Net income	$1,798	$1,961	$1,987	$2,715

Basic earnings per share:	$0.16	$0.17	$0.17	$0.24

Diluted earnings per share:	$0.16	$0.17	$0.17	$0.24

Fiscal 2010 (unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$15,212	$17,600	$17,637	$18,116
Gross margin	10,852	12,862	12,736	13,090
Operating income	920	1,878	2,297	2,240
Net income	$643	$1,245	$1,508	$1,480

Basic earnings per share:	$0.06	$0.11	$0.13	$0.13

Diluted earnings per share:	$0.06	$0.11	$0.13	$0.13

Quarterly calculations of net earnings per share are made independently during the fiscal year.

15.	Subsequent Event – Proposed Merger with Baxter International, Inc.:

On December 12, 2011, Synovis, Baxter International Inc., a Delaware corporation (“Baxter”), and Twins Merger Sub, Inc., a Minnesota corporation and wholly owned subsidiary of Baxter (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Baxter will acquire all of the outstanding shares of Synovis for $28.00 per share in cash, without interest, and pursuant to which Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Baxter (the “Merger”).

On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the Board of Directors of the Company, at the effective time of the Merger (the “Effective Time”), and as a result thereof, each share of common stock, par value $0.01 per share, of Synovis (“Synovis Common Stock”) that is issued and outstanding immediately prior to the Effective Time (other than Synovis Common Stock owned directly or indirectly by Baxter or any subsidiary of Synovis, which will be canceled without payment of any consideration, and Synovis Common Stock for which dissenters’ rights have been validly exercised and not withdrawn) will be converted at the Effective Time into the right to receive $28.00 in cash, without interest (the “Merger Consideration”), subject to adjustment under certain conditions as described in the Merger Agreement.  Each option to purchase Synovis Common Stock that is outstanding as of the Effective Time will become fully vested and will be canceled in exchange for the right to receive in cash the amount by which the Merger Consideration exceeds the exercise price, multiplied by the number of shares of Synovis Common Stock subject to such option.

Baxter and the Company have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that: (i) the Company will conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) the Company will not engage in certain kinds of transactions during such period without the consent of Baxter, (iii) the Company will cause a meeting of the Synovis shareholders to be held to consider approval of the Merger Agreement, (iv) subject to certain customary exceptions, the Board of Directors of Synovis will recommend approval by its shareholders of the Merger Agreement, and (v) Baxter and the Company will use their commercially reasonable efforts to obtain prompt termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the “HSR Act”) and other applicable antitrust laws.  The Company has also made certain additional customary covenants, including, among others, covenants not to: (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions designed to allow the Board of Directors to fulfill its fiduciary duties to shareholders of the Company, enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions.  Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of a majority of the outstanding shares of Synovis Common Stock, (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period under the HSR Act and the receipt of approvals under any applicable foreign antitrust laws, and (iv) the absence of a material adverse effect with respect to the Company.

The Merger Agreement contains certain termination rights for both Baxter and Synovis, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, Synovis would be required to pay Baxter a termination fee of $9,750,000.  The Merger is expected to be completed in the first calendar quarter of 2012, subject to the affirmative vote of the holders of the majority of shares of Synovis Common Stock as well as satisfaction or waiver of all other conditions to closing specified in the Merger Agreement.

Additionally on December 12, 2011, Synovis entered into a First Amendment (the “Rights Amendment”) to its Rights Agreement dated as of June 1, 2006, by and between Synovis and American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (the “Rights Agreement”).  The Rights Amendment amends the Rights Agreement to (i) render it inapplicable to the Merger Agreement, the Voting Agreements and the transactions contemplated thereby, and (ii) render the Rights (as defined in the Rights Agreement) issued pursuant to the Rights Agreement inapplicable to the Merger, the execution and delivery of the Merger Agreement and the Voting Agreements and consummation of the transactions contemplated thereby and ensure that none of the execution and delivery of the Merger Agreement and the Voting Agreements or the consummation of the transactions contemplated thereby will (A) result in the Rights becoming exercisable, (B) cause Baxter or any of its Affiliates or Associates (each as defined in the Rights Agreement) to become an Acquiring Person (as defined in the Rights Agreement), or (C) give rise to a Distribution Date (as defined in the Rights Agreement) or a Stock Acquisition Date (as defined in the Rights Agreement).

Beginning December 14, 2011, two putative shareholder class action complaints challenging the proposed Merger were filed in Ramsey County District Court, Second Judicial District, State of Minnesota, against Baxter, Merger Sub, Synovis and individual members of our board of directors. The complaints generally allege, among other things, that the members of our board of directors breached their fiduciary duties owed to the shareholders of Synovis by entering into the Merger Agreement, approving the proposed Merger, failing to take steps to maximize the value of Synovis to its shareholders, making materially inadequate disclosures regarding the proposed merger, and that Synovis, Baxter and Merger Sub aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the transaction improperly favors Baxter and that certain provisions of the Merger Agreement unduly restrict Synovis’ ability to receive a topping bid or negotiate with rival bidders. The complaints seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the Merger and other forms of equitable relief.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Disclosure Controls and Procedures:  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Controls Over Financial Reporting:  There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

No change in the Company’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Synovis maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  Synovis has evaluated and documented its controls in process activities, in general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended October 31, 2011 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, the Company conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing, and remediation performed if necessary, the Company did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in the Management Report on Internal Controls above.

ITEM 9B – Other information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

Information About Our Directors

The following chart and discussion provide information about each member of our Board of Directors as of December 1, 2011. The information presented includes information that each director has given us about his or her age, all positions he or she currently holds, his or her principal occupation and business experience for at least the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years. In addition, the information presented below includes each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should serve as a director. Further, we believe that all of our directors display professional integrity; have satisfactory levels of education and/or business experience; possess broad-based business acumen; maintain a strong understanding of our business and the medical device industry; demonstrate strategic thinking and a willingness to share ideas; and have a diversity of experiences, expertise and background.

Name	Age	Title	Director Since

John D. Seaberg	60	Chairman of the Board and Director	2008

Richard W. Kramp	66	President, Chief Executive Officer and Director	2007

William G. Kobi	67	Director	1998

Karen Gilles Larson	69	Director	1997

Mark F. Palma	53	Director	2004

Richard W. Perkins	81	Director	1987

Timothy M. Scanlan	65	Director	1997

Sven A. Wehrwein	60	Director	2004

The following is a biographical summary of the experiences of our directors.

John D. Seaberg. Mr. Seaberg has served on the Board of the Company since January 2008, and was named Chairman of the Board effective November 1, 2010.  Mr. Seaberg is currently the Chairman and Chief Executive Officer of NeoChord, Inc., an early stage company developing cardiac surgery technology for minimally invasive mitral valve repair.  He has over 30 years of experience in the medical technology field.  From 1996 to 2006, Mr. Seaberg held various sales and marketing executive management positions within the cardiac surgery, peripheral interventional and cardiac rhythm management business units of Guidant Corporation (now part of Boston Scientific Corporation).  In addition to serving on the Board of Directors at NeoChord, Inc., Mr. Seaberg serves on the Board of Cardia Access, Inc., a privately held company, and the Minneapolis Heart Institute Research Foundation.  He received his undergraduate and MBA degrees from the University of Minnesota.  We believe Mr. Seaberg’s qualifications to serve on our Board of Directors include his service as Chief Executive Officer of a medical device company and his sales leadership experience in the medical device industry.

Richard W. Kramp.  Mr. Kramp was named Chief Executive Officer of the Company and was also named to the Board of Directors effective January 2007.  Mr. Kramp has served as President of the Company since June 2006.  From August 2004 to May 2006, he served as President and Chief Operating Officer of our former interventional business.  Prior to joining Synovis, Mr. Kramp most recently served as the President and Chief Operating Officer of Medical CV, Inc.  From 1988 to 2003, Mr. Kramp served as President and Chief Operating Officer, and then President and Chief Executive Officer, as well as a director of ATS Medical, Inc. (now part of Medtronic, Inc.).  From 1978 to 1988, Mr. Kramp held sales and marketing positions at St. Jude Medical, Inc., serving as Vice President of Sales and Marketing from 1981 to 1988.  We believe Mr. Kramp’s qualifications to serve on our Board of Directors include his depth of knowledge of our company and its day-to-day operations and the medical device industry due to his service as our Chief Executive Officer, as well as his past service as an executive officer of multiple medical device companies.

William G. Kobi.  Mr. Kobi has served on the Board of the Company since 1998.  Mr. Kobi has served as President, Chief Executive Officer and a director of Acumen Healthcare Solutions, Inc. since May 1997. Acumen is a medical software company, founded in 1997, involved in electronic data collection for clinical trials and post market registries for medical device and pharmaceutical companies.  We believe Mr. Kobi’s qualifications to serve on our Board of Directors include his experience as President and Chief Executive Officer of a medical software company as well as his overall knowledge of the medical device industry.

Karen Gilles Larson.  Ms. Larson has served on the Board of the Company since 1997.  Ms. Larson served as Chief Executive Officer of the Company from July 1997 until January 2007 and also served as President of the Company from July 1997 to June 2006.  Prior to July 1997, Ms. Larson held the positions of Chief Financial Officer of the Company from December 1990, Vice President of Finance from 1989 and Secretary of the Company from November 1991.  Ms. Larson also served on the board of directors of Digitiliti, Inc., a public company, from May 2009 to June 2011.  We believe Ms. Larson’s qualifications to serve on our Board of Directors include her depth of knowledge of our company and the medical device industry due to her prior service as our President and Chief Executive Officer, as well as her financial expertise and background.

Mark F. Palma.  Mr. Palma has served on the Board of the Company since 2004.  He is a partner at Hinshaw & Culberston LLP, a Chicago-based law firm, where he specializes in corporate and business law.  Mr. Palma has extensive business and taxation experience, and is a certified public accountant (inactive).  He received his law degree from William Mitchell College of Law, and a master’s in business administration from Minnesota State University.  Mr. Palma serves on the Board of Directors of Allen Interactions, Inc., Tri-State Drilling, Inc. and Aloe Up International, LLC., each of which are privately held companies.  We believe Mr. Palma’s qualifications to serve on our Board of Directors include his depth of business, financial and legal experience as an attorney and certified public accountant.

Richard W. Perkins.  Mr. Perkins has served on the Board of the Company since 1987.  He has served as President, Chief Executive Officer and a director of Perkins Capital Management, Inc., an investment management firm, since 1984.  Mr. Perkins also serves on the Board of Directors of China Nuvo Solar Energy, Inc. and Nortech Systems, Inc., each of which are public companies, along with Pure Choice, Inc. and Duke Financial Group, Inc., both privately held companies.  He is a chartered financial analyst.  We believe Mr. Perkins’ qualifications to serve on our Board of Directors include his business and financial expertise, his knowledge of the medical device industry and his public company director experience.

Timothy M. Scanlan.  Mr. Scanlan has served on the Board of the Company since 1997.  Mr. Scanlan served as Chairman of the Board from 1998 until October 2010.  Mr. Scanlan serves as President and Chief Executive Officer of the Scanlan Group of Companies, established in 1921.  The Scanlan Group, consisting of Scanlan International, Inc., Surgical Technologies, Inc., McLean Medical and Scientific, Scanlan WorldWide, Inc., Vascular Innovations, Inc. and Scanlan Group BV, designs, manufactures and distributes medical and surgical products and provides related services worldwide.  Mr. Scanlan serves on the Board of Directors of the Lillehei Surgical Society. We believe Mr. Scanlan’s qualifications to serve on our Board of Directors include his experience as President and Chief Executive Officer of a medical device company as well as his overall knowledge of the medical device industry.

Sven A. Wehrwein.  Mr. Wehrwein has served on the Board of the Company since 2004.  He has over 35 years experience in corporate finance and investment banking, including serving as Chief Financial Officer of InStent Inc. and Digi International Inc.  Mr. Wehrwein provides consulting services to emerging-growth companies via his service on a number of public company boards.  Mr. Wehrwein also serves on the Board of Directors of the following public companies: Image Sensing Systems Incorporated, SPS Commerce, Inc., and Uroplasty, Inc.  Mr. Wehrwein also served on the board of directors of Compellent Technologies, Inc. from April 2007 until its acquisition by Dell Inc. in February 2011 and on the board of directors of Vital Images, Inc. from May 1997 until its acquisition by Toshiba Medical Systems Corp. in June 2011.  He received his master’s of science in management from the Sloan School at the Massachusetts Institute of Technology and is a certified public accountant (inactive).  We believe Mr. Wehrwein’s qualifications to serve on our Board of Directors include his audit and financial expertise, and his public company director experience.

Information About Our Executive Officers

Our executive officers, their ages, and the offices they held and certain biographical information, as of December 1, 2011, are as follows:

Name	Age	Title

Richard W. Kramp	66	President and Chief Executive Officer

Michael K. Campbell	60	President of Synovis Micro Companies Alliance, Inc.

Timothy F. Floeder	53	Vice President of Corporate Development

Mary L. Frick	58	Vice President of Regulatory/Clinical/Quality Affairs

Richard P. Lanigan	52	General Manager of Synovis Orthopedic & Woundcare

Daniel L. Mooradian	53	Vice President of Research and Development

Brett A. Reynolds	43	Chief Financial Officer, Vice President of Finance, and Corporate Secretary

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

Richard P. Lanigan.  Mr. Lanigan has served as General Manager, Synovis Orthopedic and Woundcare since July 2011.  From 1997 through June 2011, Mr. Lanigan served in a series of roles with increasing responsibility at Eclipse Surgical Technologies, Inc., renamed Cardiogenesis Corporation following a merger, and was appointed President in 2006.  From 1992 through 1996 Mr. Lanigan served in a series of operations management and marketing positions at Stryker Endoscopy. From 1987 through 1991, Mr. Lanigan served in a series of operations supervisory and management roles at Raychem Corporation in the Electronics Division.  He served in the U.S. Navy as a Supply Corps officer from 1981 through 1986 achieving the rank of Lieutenant.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer and all senior financial officers.  A copy of the Code of Ethics has been posted on our website at www.synovislife.com.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us during, or with respect to, the period ended October 31, 2011, all reports were filed with the SEC on a timely basis.

Audit Committee and Audit Committee Financial Experts

We have an Audit Committee of the Board which is composed of Mr. Wehrwein (Chair), Mr. Palma, and Mr. Perkins.  Each current member of our Audit Committee qualifies as “independent” for purposes of membership on audit committees pursuant to the Listing Rules of the NASDAQ Stock Market and the rules and regulations of the SEC and are “financially literate” as required by the Listing Rules of the NASDAQ Stock Market. The Board has determined that each of Mr. Palma, Mr. Perkins, and Mr. Wehrwein meet the criteria to serve as an “audit committee financial expert,” as determined by applicable SEC and NASDAQ regulations.

Shareholder Nominations of Directors

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board of Directors. The Governance Committee has historically identified director nominees based upon suggestions by outside directors, management members or shareholders, and has evaluated those persons on its own, without any paid, third-party assistance. We seek directors who possess integrity, a high level of education and/or business experience, broad-based business acumen, strategic thinking and a willingness to share ideas, a network of contacts and diversity of experiences, expertise and background. The Governance Committee uses these criteria to evaluate potential nominees, and does not evaluate proposed nominees differently depending upon who has made the proposal.

The Governance Committee will consider proposed nominees whose names are submitted to it by shareholders; however, it does not have a formal process for that consideration. The Governance Committee has not adopted a formal process because it believes that its informal consideration process has been adequate, given the historically small number of shareholder recommendations. The Governance Committee reviews periodically whether a more formal policy should be adopted.

ITEM 11 – Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Consideration of Stockholder Say on Pay Advisory Vote

In connection with the discharge of its responsibilities, the Compensation Committee considered the result of the advisory, non-binding “say-on-pay” vote of our shareholders at the 2011 Annual Meeting of Shareholders. Because a substantial majority of our shareholders approved the compensation programs described in our proxy statement for the 2011 Annual Meeting of Shareholders, the Compensation Committee has not implemented any significant changes to our compensation programs as a result of the shareholder advisory vote. In light of the voting results with respect to the frequency of shareholder advisory votes on executive compensation at the 2011 Annual Meeting of Shareholders, the Board decided that Synovis will hold an advisory vote on the compensation of named executive officers at each annual meeting of shareholders until the next required vote on the frequency of shareholder votes on executive compensation.

Executive Summary

In this section, we highlight the key financial, strategic, and business metrics that the Board’s Compensation Committee used to determine the compensation of our named executive officers.

The selected financial and other data presented below should be read in conjunction with the financial statements and accompanying notes and “Management Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 and 8 of this Form 10-K.

We had many successes as a company in fiscal 2011, including:

●	Net revenues increased 20% to $82.4 million from the prior year, and has increased an average of 18% annually the past three years.

●	Operating income was $12.4 million in fiscal 2011 as compared to $7.3 million in fiscal 2010.

●	Net income was $8.5 million or $0.73 per diluted share, as compared to net income of $4.9 million of $0.43 per diluted share in fiscal 2010.

●	Shareholder returns increased 20% in fiscal 2011, notably higher than the S&P 500 increase of 6%.

●	Shareholder returns have increased 143% in the past five years, compared with a decline in the S&P 500 of 9%.

We believe that our compensation decisions in fiscal 2011, as well as the past three years, contributed to the successes described above. Highlights of the fiscal 2011 compensation decisions related to our named executive officers and described more fully below include the following:

●
The base salaries of our named executive officers increased between 3.2% and 4.0% to reflect a cost of living adjustment. Mr. Campbell received a 10% increase in base salary based upon an assessment of Mr. Campbell’s compensation relative to similar positions in similar companies.

●	42% of Mr. Kramp’s total compensation in 2011 was performance based. Between 26% and 35% of the total compensation paid to the other named executive officers was performance based.

●	All of the potential short-term performance based compensation available to each of our named executive officers was tied to the revenue, operating income and gross margin at our three businesses.

●
Our named executive officers received cash bonuses equal to between 20% and 37% of their base salaries as a result of us achieving certain revenue and operating income milestones at our three businesses.

Please see the discussion under the heading “Executive Compensation - Risk Consideration in our Compensation Programs” below for a discussion of why we do not believe that our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us or encourage excessive or inappropriate risk taking.

We believe that our current compensation program for our named executive officers has been successful at attaining our expressed goals. As a result, no programmatic changes were made in fiscal 2011. The following chart summarizes some of the key elements of our compensation program for our named executive officers, which is described in greater detail below.

Program Element	Element Features	Purposes	Performance Criteria
Base salary	Paid in cash	Providing competitive current income to attract and retain experienced executive talent.	Not performance based

Annual incentive bonus - Management Incentive Plan	Paid in cash (paid annually)	Promoting a cohesive, performance-focused culture among executive team through revenue and operating income growth.	Company financial performance goals

Annual incentive bonus - Individual Performance Incentive	Paid in cash (paid quarterly)	Providing an incentive to achieve certain company financial objectives.	Company financial performance goals

Long-term incentive award	Stock options	Creating a strong financial incentive to promote long- term equity growth and alignment of interests between named executive officers and shareholders.	Economic value tied to increases in Common Stock price

Change-in-control severance arrangements	Severance arrangement requires change in control plus termination without “cause” or for “good reason”	Providing an incentive for named executive officers to stay with us through a change-in-control. See the discussion under the heading “Change-in- Control Agreements” below.	N/A

Stock ownership guidelines	Two times base salary for CEO, one times base salary for other executive officers. First measurement date will be on October 31, 2012	Aligning interests between named executive officers and shareholders.	N/A

We maintain no employment agreements with any employees, including our named executive officers.  Additionally, we do not make perquisites available to our named executive officers that are not otherwise available to all of our employees.

In the remainder of this section, we more-fully describe and analyze the material elements of the compensation awarded to, earned by or paid to the following company executive officers, who constituted our “named executive officers” for fiscal 2011:

Name	Title
Richard W. Kramp	President and Chief Executive Officer
Brett A. Reynolds	Vice President of Finance and Chief Financial Officer
Michael K. Campbell	President of Synovis Micro Companies Alliance, Inc.
Mary L. Frick	Vice President of Regulatory Affairs, Quality Assurance and Clinical Affairs
Timothy F. Floeder	Vice President of Corporate Development

In our discussion and analysis, we primarily focus on the fiscal 2011 information contained in the tables and related footnotes and narrative under the heading “Executive Compensation” below, but also describe compensation actions taken during other periods to the extent it enhances the understanding of our executive compensation disclosure for fiscal 2011.

Compensation Objectives and Philosophy

The Compensation Committee is responsible for the design, implementation and oversight of our executive compensation program.  In setting executive compensation, the Compensation Committee primarily seeks to:

●	Align executive interests with those of our shareholders;

●
Establish a balance between base and overall compensation levels that support our effort to attract and retain experienced executive talent necessary for leading our business to achieve its goals and objectives;

●	Reward achievement of company financial goals and objectives as well as individual performance; and

●	Implement compensation strategies that are competitive and fair.

To achieve these objectives, our compensation plans and decisions are generally based upon the following philosophies and principles:

●
In assessing the total mix of compensation paid to our executives, we seek to set base compensation at levels that allow us to provide meaningful and competitive current income, but place a significant portion of total compensation at risk, based upon achievement of specific performance objectives and long-term equity value creation. The Committee believes that by maintaining this “balance” in compensation mix, we better align the compensation of our named executive officers with the interests of our shareholders.

●
Because we compete for executive talent, we compare our compensation programs with the executive compensation policies, practices and levels at medical device companies and other select companies specifically selected for comparison by our Committee, based upon size, complexity and growth profile.

●
We consider individual performance and competence as significant factors in setting base cash compensation and in granting equity-based compensation, but focus our incentive cash compensation program primarily on company-specific financial goals to promote a cohesive, performance-focused culture among our executive team.

●
We differentiate individual compensation among our named executive officers based on scope and nature of responsibility, experience, job performance and potential. We believe that individuals with greater responsibility for achieving performance and strategic objectives should bear proportionately greater risk if those goals are not achieved, and should receive proportionately greater rewards if those goals are met or surpassed.

●
We also seek to provide incentive compensation based on individual performance objectives that we believe will improve individual effectiveness and overall corporate performance, although such compensation is secondary to incentive compensation focused on corporate financial performance.

●	We utilize equity-based awards in the form of stock options to provide long-term potential value to our named executive officers and to align such executives’ interests with those of our shareholders.

●
We fundamentally believe our compensation practices for our named executive officers, and our employees as a whole, are responsible, fair and consider interests of all Company stakeholders. We do not employ compensation practices or tactics which we believe could place self-interests of our named executive officers above those of our shareholders.

Executive Compensation Components

The principal elements of our executive compensation program are:

●	Base salary;
●	Short-term cash incentive compensation;
●	Long-term equity-based incentive compensation; and
●	Other benefits made generally available to our employees.

In addition, our executive compensation program includes certain change in control arrangements.

In determining the form or amount of compensation to pay our named executive officers, the Compensation Committee views these components of executive compensation as related but distinct. The Committee does not believe that significant compensation derived by an executive from one element of our compensation program should necessarily negate or result in a reduction in the amount of compensation the executive receives from other elements.  Also, the Committee does not believe that minimal compensation derived from one element of compensation should necessarily result in an increase in the amount the executive should receive from one or more other elements of compensation.

We do not have a pre-established formula or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, in general, our practice for allocating between long-term and currently-paid compensation is to ensure competitive base compensation to attract and retain executive officers, while providing incentives to maximize long-term value for the Company and our shareholders. In allocating compensation across these elements, the Compensation Committee does not follow any strict policy or guidelines.

Our Compensation Committee reviewed and approved each element and amount of fiscal 2011 compensation for our named executive officers. In determining each of the elements and amounts of fiscal 2011 compensation, the Compensation Committee considered compensation elements and amounts paid to executive officers at similar levels and with similar experience and responsibility at a peer group of other public companies operating in our industry and region that had annual revenue levels between $50 and $200 million and were similar to the Company with respect to business complexity, number of employees, and profitability.  For fiscal 2011, the comparative data from this peer group used in reviewing named executive officer compensation consisted of data from the Equilar database.  The companies that comprised this peer group in setting fiscal 2011 compensation were:

●	Allied Healthcare Products, Inc.	●	Rockwell Medical Technologies, Inc.	●	Vascular Solutions, Inc.
●	AtriCure, Inc.	●	Somanetics Corp.	●	Vital Images, Inc.
●	ATS Medical, Inc.	●	Surmodics, Inc.	●	Young Innovations, Inc.
●	Del Global Technologies Corp.	●	Synergetics USA, Inc.
●	Meridian Bioscience, Inc.	●	TomoTherapy, Inc.

The Compensation Committee selects elements of executive compensation and determines the level of each element, the mix among the elements and total compensation based upon the objectives and philosophies set forth above, and by considering a number of factors, including:

●	Each executive’s position within the Company and their level of responsibility;
●	The skills and experiences required by each executive’s position;
●	The competitive environment for comparable executive talent;
●	Our performance compared to specific objectives;
●	Individual performance measures; and
●	The executive’s individual experience and qualifications.

The type and amount of fiscal 2011 executive compensation (base salary, short-term cash incentive compensation, and long-term equity-based incentive compensation) for each of our named executive officers were determined by the Compensation Committee based upon the following process and after considering the following factors:

●
Mr. Kramp provided the Compensation Committee feedback on each of the named executive officers (other than himself) with regards to their skills, responsibilities, and overall job performance during the year;

●
Mr. Kramp provided the Compensation Committee recommendations regarding base salary, short-term cash incentive compensation, and long-term equity-based incentive compensation for each executive officer other than himself; and

●	As described above, the Compensation Committee reviewed executive officer compensation for the fiscal 2011 peer group of regional public medical device companies of similar size and complexity.

In making the final decisions regarding the type and amount of compensation to be paid to each named executive officer, the Compensation Committee considers the relevant comparative data, the CEO recommendations on the officers that report to him, and the Committee’s assessment of the CEO, but also other factors, such as its own assessment as to the type and amount of compensation to be paid.

Elements of Executive Compensation

Base Salary

Base salary is an important element of our executive compensation program as it provides executives with a fixed, regular, non-contingent earnings stream to support annual living and other expenses. The Compensation Committee's determination of the base salary of each of our named executive officers, including the Chief Executive Officer, are based on a number of factors, including the executive officer's experience and past performance, the level of skill and responsibility required by the executive's position, and his or her qualifications for the position. As described above, the Compensation Committee also considers competitive salary information gathered through comparative surveys pertaining to data specific to a peer group of public companies of comparable size and in the medical device industry.

In general, the Compensation Committee reviews named executive officer base salary on an annual basis, and seeks to set executive officer base salary at competitive levels in relation to the companies with which the Company believes it competes for executives.

For fiscal 2011, base salary levels established for our named executive officers were established as follows:

Name	Fiscal 2011 Base Salary	% Increase from fiscal 2010
Richard W. Kramp	$388,533	3.6%
Brett A. Reynolds	$223,487	3.6%
Michael K. Campbell	$220,000	10.0%
Mary L. Frick	$202,887	3.2%
Timothy M. Floeder	$199,093	3.2%

For fiscal 2011, all executive officers received a base salary increase to reflect a cost of living adjustment. These increases were based on historical cost of living adjustments, and the overall growth, performance, and increasing complexity of the Company. In addition, Mr. Campbell received an incremental base salary increase based upon an assessment of Mr. Campbell’s compensation relative to similar positions in other companies.

Effective November 1, 2011, our named executive officers each received increases to their base salary in fiscal 2012. The increases in base salary for our named executive officers ranged from 2.7% to 5.4%. The process for determining fiscal 2012 base salary for the Company’s executive officers was consistent with the fiscal 2011 process described in detail above. These increases were based on historical cost of living adjustments, and the overall growth, performance, and increasing complexity of the Company in fiscal 2011.

A summary of the changes to the base salary for each named executive officer is summarized below.

Name	Fiscal 2012 Base Salary	% Increase from fiscal 2011
Richard W. Kramp	$402,132	3.5%
Brett A. Reynolds	$231,980	3.8%
Michael K. Campbell	$231,880	5.4%
Mary L. Frick	$208,365	2.7%
Timothy M. Floeder	$205,066	3.0%

Short-Term Incentive Compensation

In fiscal 2011, we provided our named executive officers with the opportunity to earn short-term cash incentive compensation through our Management Incentive Program (“MIP”) and through Individual Performance Incentives (“IPI”).

The MIP is designed to provide a direct financial incentive to the Company's key management, including the named executive officers, for the achievement or surpassing of specific Company performance goals.  We believe the MIP is a valuable element of executive compensation because it offers a means for executives to realize significant, additional near-term cash compensation on top of base salary as a reward for promoting equity appreciation through revenue and operating income growth.

In addition to the MIP, our named executive officers were eligible in fiscal 2011 to receive a small percentage of their base salary in annual cash incentive compensation based on the achievement of IPI.  We believe that the IPI program, which is available to all Company employees except direct sales personnel who earn sales commissions, provides for specific, measureable objectives achievable with significant effort and, if achieved, these objectives provide benefit to the Company.

The Compensation Committee and the Chief Executive Officer established the MIP performance objective in fiscal 2011 based on a matrix for each of the Company’s business units: Surgical Innovations (“SI”), Micro Companies Alliance (“MCA”) and Orthopedic & Woundcare (“OWC”). The fundamental elements of the MIP were as follows for fiscal 2011:

●
For each of the named executive officers except Mr. Campbell, their MIP incentive earned was based on the performance of each of the three businesses and prorated based on the percent of consolidated revenue growth at plan compared to fiscal 2010:  SI – 59%; MCA – 17%; OWC – 24%.

●	Mr. Campbell’s MIP incentive, as President of MCA, was based solely on the performance of MCA.

●	Each business unit’s MIP thresholds were based on fiscal 2011 revenue and operating growth percentage over fiscal 2010.

●	The following table summarizes for each business unit the targeted achievement levels required for:
o	Initial threshold for minimum MIP achievement of 80%,
o	Targeted threshold for 100% MIP achievement equated to fiscal 2011 budget results versus fiscal 2010 actual results, and
o	Threshold for maximum MIP achievement of 130%.

MIP Target	Minimum MIP Threshold	Targeted MIP Threshold	Maximum MIP Threshold
Surgical Innovations
- Revenue – growth % from fiscal 2010	4.0%	15.0%	27.0%
- Operating income – growth % from fiscal 2010	4.0%	4.0%	20.0%
Micro Companies Alliance
- Revenue – growth % from fiscal 2010	9.0%	21.0%	28.0%
- Operating income – growth % from fiscal 2010	28.0%	28.0%	48.0%
Orthopedic & Woundcare
-Revenue - $ in fiscal 2011	$4,771,800	$5,302,000	$5,567,100
-Operating loss - $ in fiscal 2011	$(5,296,000)	$(5,296,000)	$(4,448,640)

Above the minimum growth thresholds, the MIP amounts earned could vary based on a multitude of other combinations of revenue growth and/or operating income growth.

In fiscal 2011, each of the three businesses achieved the following results compared to the MIP plan:

●	SI revenue grew 14.4% in fiscal 2011 compared to fiscal 2010 and operating income grew 28.6%. MIP incentive earned was 110.0%.

●	MCA revenue grew 37.4% in fiscal 2011 compared to fiscal 2010 and operating income grew 56.7%. MIP incentive earned was 130.0%.

●	OWC fiscal 2011 revenue and operating income were below the minimum threshold targets. MIP incentive earned was 0%.

●	The combined MIP earned by each of our named executive officers except for Mr. Campbell was 87.0%. Mr. Campbell’s MIP earned was 130.0%.

In addition to the MIP, our named executive officers, like all of our employees except direct sales personnel who earn sales commissions, were eligible in fiscal 2011 to receive up to 5% of their base salary in cash incentive compensation based on the achievement of IPI. Determination of the IPI objectives and evaluation of the IPI achievement for our named executive officers are evaluated and determined by the Compensation Committee and the Chief Executive Officer. The IPI objectives for each of our named executive officers were specific, measurable, and achievable with significant effort and, if achieved, provided benefit to the Company. In fiscal 2011, these objectives focused on quarterly plan achievement of revenue, operating income, and gross margin percent.  IPI earned by our named executive officers for fiscal 2011 ranged from 60% to 90% achievement, as set forth in the “Short-Term Cash Incentive Table” below.

The following table sets forth the eligible amount of short-term incentive compensation in fiscal 2011 in dollars and as a percentage of base salary, as well as the actual amount paid for fiscal 2011.

Short-Term Cash Incentive Table

Name	MIP Incentive Target	MIP % Achieved	IPI Incentive Target	IPI % Achieved	2011 Total Incentive Target	Target as % of Base Salary Paid	Total 2011 Cash Incentive Payments
Richard W. Kramp	$135,987	87.0%	$19,427	60%	$155,413	40%	$129,964
Brett A. Reynolds	$44,697	87.0%	$11,174	60%	$55,872	25%	$45,591
Michael K. Campbell	$55,000	130.0%	$11,000	90%	$66,000	30%	$81,400
Mary L. Frick	$40,577	87.0%	$10,144	60%	$50,722	25%	$41,389
Timothy M. Floeder	$39,819	87.0%	$9,955	60%	$49,773	25%	$40,615

Long-Term Equity-Based Incentive Compensation

We believe that long-term equity-based compensation awarded to our named executive officers, other executive officers, and key management staff, creates value by aligning the interests of our employees with those of our shareholders. The Compensation Committee monitors and considers various trends in long-term equity compensation methods. Currently, we believe that stock options provide the best opportunity to motivate and retain such individuals to enhance overall enterprise value for our shareholders. Stock options provide named executive officers with the opportunity to purchase our common stock at a price fixed on the grant date regardless of future market price. A stock option becomes valuable only if our common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option to vest. Stock options therefore link an important portion of an employee’s compensation to shareholders’ interests by providing an incentive to achieve corporate goals and increase shareholder value.

In fiscal year 2011 the Company did not issue stock option grants to the named executive officers.  On November 2, 2009, stock options were granted to each of our named executive officers.  These options were granted under our 2006 Incentive Stock Plan, and have an exercise price equal to $12.00, the “fair market value” of the shares on the date of grant (as determined under the plan as the closing stock price on the date of grant).  These stock options vest over a period of three years, with one-third of the shares underlying the stock option vesting on October 31, 2010, 2011, and 2012, respectively, as long as the executive officer continues to be employed by the Company.  The options expire on the fourth anniversary of each of the vesting dates. The amount of options granted to each of our named executive officers was determined by the Compensation Committee based upon a review of equity compensation from a peer group of regional public medical device companies listed above.  See the table entitled “Executive Compensation - Grants of Plan Based Awards” for additional details on these option grants below.

Stock Ownership and Retention Guidelines

Effective October 26, 2007, the Board adopted stock ownership guidelines for our non-employee directors and executive officers (including our named executive officers), which require such individuals to acquire and maintain a minimum level of ownership in our common stock.  The Board believes that ownership of our common stock demonstrates a commitment to our long-term success.  The stock ownership guidelines are determined as a multiple of base salary, and are also based on the value of our common shares, as described below:

Non-employee directors	$100,000
Chief Executive Officer	Two times base salary
All other executive officers	One times base salary

Shares that are included in the measurement include all shares the individual directly or beneficially owns, as well as the value of vested stock options (to the extent the options exceed the exercise price).  The first measurement date for the stock ownership guidelines will be on October 31, 2012.  New non-employee board directors or executive officers will be measured on the date of October 31 five years after their appointment.

Employment Agreements

We do not have any written employment agreements with any employees, including any of our named executive officers.

Change in Control Agreements

We have entered into change in control agreements with each of our named executive officers, which are described in detail under the heading “Executive Compensation – Potential Payments upon Termination or Change in Control” below.

These changes in control agreements are an important element in our executive compensation program, as they provide our executive officers with a measure of economic security to execute and complete any change in control transaction that the Board of Directors believes is in the best interest of our shareholders.

Other Benefits

We provide our named executive officers with medical, dental, and life and disability insurance benefits as well as a 401(k) retirement plan and the opportunity to participate in our employee stock purchase plan. The same benefits are available to all Company employees. It is our policy not to extend perquisites to our named executive officers beyond those that are generally available to our employees.

Total Compensation Mix

The table below illustrates how total compensation for our named executive officers for fiscal 2011 was allocated between “at-risk” and base salary components, and how total compensation is allocated between cash and equity components.

	Total Compensation Mix
	(base salary, annual cash incentives and long-term equity incentives)
	Total Compensation(1) that is:					% of Total Compensation(2) that is:
	“At Risk” $ (3)	”At Risk” Equity (4)	Total “At Risk”	Base Salary	Total Compensation	“At Risk” (5)	Base(6)
Richard W. Kramp	$129,964	$155,995	$285,959	$388,533	$674,492	42%	58%
Brett A. Reynolds	$45,591	$36,399	$81,990	$223,487	$305,477	27%	73%
Michael K. Campbell	$81,400	$36,399	$117,799	$220,000	$337,799	35%	65%
Mary L. Frick	$41,389	$31,199	$72,588	$202,887	$275,475	26%	74%
Timothy M. Floeder	$40,615	$31,199	$71,814	$199,093	$270,907	27%	73%

(1)	Compensation for our named executives that is the dollar value of “at risk” and base salary components, including the sum of cash-based and equity-based “at risk” components.

(2)	Calculation of “at risk” and base compensation percentages in relation to total compensation for the year.

(3)	“At Risk” cash-based balance.

(4)
“At Risk” equity-based balance is one-third the value of stock options granted in fiscal 2010 and is equivalent to the fair value of options expensed in fiscal 2011 in accordance with FASB Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“ASC 718”).

(5)	“At Risk” compensation divided by total compensation.

(6)	Base salary divided by total compensation.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing “Compensation Discussion and Analysis” section of this Form 10-K required by Item 402(b) of Regulation S-K for the year ended October 31, 2011 with management. Based on this review and discussion, the Compensation Committee recommended to the Board, and the Board has approved, that the “Compensation Discussion and Analysis” be included in this Form 10-K.

       Members of the Compensation Committee:
Mark F. Palma (Chair)
John D. Seaberg
Timothy M. Scanlan

The foregoing Compensation Committee Report shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended. Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

EXECUTIVE COMPENSATION

Summary of Compensation

The following table shows the compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended October 31, 2011, 2010, and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Richard W. Kramp	2011	$388,533	$—	$129,964	$950	$519,447
President and Chief	2010	$375,032	$467,559	$151,670	$792	$995,053
Executive Officer	2009	$362,000	$132,570	$109,396	$693	$604,659

Brett A. Reynolds	2011	$223,487	$—	$45,591	$4,625	$273,703
Vice President of Finance	2010	$215,721	$109,097	$55,708	$4,467	$384,993
and Chief Financial	2009	$208,225	$53,028	$41,312	$4,141	$306,706
Officer

Michael K. Campbell	2011	$220,000	$—	$81,400	$950	$302,350
President of Synovis	2010	$200,000	$109,097	$71,500	$792	$381,389
Micro Companies	2009	$180,000	$58,331	$39,240	$691	$278,262
Alliance, Inc.

Mary L. Frick	2011	$202,887	$—	$41,389	$4,625	$248,901
Vice President of	2010	$196,596	$93,512	$50,769	$4,242	$345,119
Regulatory Affairs,	2009	$190,500	$53,028	$33,509	$4,143	$281,180
Quality Assurance and
Clinical Affairs

Timothy M. Floeder	2011	$199,093	$—	$40,615	$4,625	$244,333
Vice President of	2010	$192,920	$93,512	$45,962	$4,236	$336,630
Corporate Development	2009	$185,500	$53,028	$36,803	$3,120	$278,451

(1)	Reflects the aggregate grant date fair value for the awards granted in accordance with ASC 718, but excludes any impact of assumed forfeiture rates.

In fiscal year 2011 the Company did not issue options to the named executive officers. On November 2, 2009, stock options were granted to each of our named executive officers.  These options were granted under our 2006 Incentive Stock Plan, and have an exercise price equal to $12.00, the “fair market value” of the shares on the date of grant (as determined under the plan as the closing stock price on the date of grant).  These stock options vest over a period of three years, with one-third of the shares underlying the stock on October 31, 2010, 2011, and 2012, respectively, as long as the individual continues employment with the Company.  The options expire on the fourth anniversary of each of the vesting dates. The amount of options granted to each named executive officer was determined by the Compensation Committee based upon a review of equity compensation from a peer group of regional public medical device companies listed under the heading “Compensation Discussion and Analysis - Executive Compensation Components.”

(2)
We refer you to Note 10 to our consolidated financial statements for the fiscal year ended October 31, 2011 in Part II, Item 8 of this Form 10-K for a general discussion of the assumptions made in calculating the fair value of option awards in accordance with ASC 718.

(3)
Represents amounts earned under the 2011 Management Incentive Plan and Individual Performance Incentives, which are described in more detail under the heading “Executive Compensation - Grants of Plan-Based Awards.”

(4)	The amounts shown in this column include the following with respect to each named executive officer:

Name	Year	401(k) Match	Life Insurance Premiums
Richard W. Kramp	2011	$-	$950
	2010	$-	$792
	2009	$-	$693

Brett A. Reynolds	2011	$3,675	$950
	2010	$3,675	$792
	2009	$3,450	$691

Michael K. Campbell	2011	$-	$950
	2010	$-	$792
	2009	$-	$691

Mary L. Frick	2011	$3,675	$950
	2010	$3,450	$792
	2009	$3,450	$693

Timothy M. Floeder	2011	$3,675	$950
	2010	$3,444	$792
	2009	$2,568	$552

Grants of Plan-Based Awards

The following table sets forth certain information concerning grants of plan-based awards to each of our named executive officers during the fiscal year ended October 31, 2011. Plan-based cash compensation awards were granted to our named executive officers under the 2011 Management Incentive Plan and the 2011 Individual Performance Incentives.  No plan-based equity compensation awards were granted to our named executive officers in fiscal 2011.

					Equity Incentive Plan Awards
	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Date	Threshold($)	Target($)	Maximum($)	Options	($/Share)	Awards
Richard W. Kramp	11/1/10	$108,789	$155,414	$196,210	—	—	—

Brett A. Reynolds	11/1/10	$35,758	$55,871	$69,281	—	—	—

Michael K. Campbell	11/1/10	$44,000	$61,000	$82,500	—	—	—

Mary L. Frick	11/1/10	$32,462	$50,721	$62,895	—	—	—

Timothy M. Floeder	11/1/10	$31,855	$49,774	$61,719	—	—	—

(1)
Consists of cash bonuses under the Company’s 2011 cash incentive plans. The amounts in these columns reflect the minimum payment level, the target payment level, and the maximum payment level under our 2011 cash incentive plans if an award is achieved. We refer you to the “Compensation Discussion and Analysis - Short-Term Incentive Compensation” discussion within this Form 10-K for discussion of our fiscal 2011 Management Incentive Plan and Individual Performance Incentives. The actual amounts earned in fiscal 2011 for each named executive officer based on the achievement of the performance criteria underlying the grant is set forth in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding unexercised stock options for each of our named executive officers that remained outstanding at October 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END—2011

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1) (2)	Option Exercise Price ($)	Option Expiration Date
Richard. W. Kramp	25,000	—	$15.350	12/12/2013
	30,000	—	$12.000	10/31/2014
	30,000	—	$12.000	10/31/2015
	—	30,000	$12.000	10/31/2016

Brett A. Reynolds	10,000	—	$15.350	12/12/2013
	7,000	—	$12.000	10/31/2015
	—	7,000	$12.000	10/31/2016

Michael K. Campbell	7,000	—	$12.000	10/31/2015
	—	7,000	$12.000	10/31/2016

Mary L. Frick	10,000	—	$15.350	12/12/2013
	6,000	—	$12.000	10/31/2014
	6,000	—	$12.000	10/31/2015
	—	6,000	$12.000	10/31/2016

Timothy M. Floeder	10,000	—	$15.350	12/12/2013
	6,000	—	$12.000	10/31/2014
	6,000	—	$12.000	10/31/2015
	—	6,000	$12.000	10/31/2016

(1)	All of the unexercisable stock options in the above table vest on October 31, 2012.

(2)
Upon the occurrence of a change in control of the Company, the unvested and unexercisable options set forth in this column will be accelerated and become fully vested and immediately exercisable as of the date of the change in control.  For more information, we refer you to the discussions under the headings “Executive Compensation - Potential Payments Upon Termination or Change in Control.”

Options Exercised and Stock Vested During Fiscal Year

The following table provides information regarding the exercise of stock options during the fiscal year ended October 31, 2011, on an aggregate basis, by each of the named executive officers that exercised options during the year.

OPTION EXERCISES—2011

	Option Awards
Name(1)	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(2)
Richard W. Kramp	75,000	$790,500
Brett A. Reynolds	17,000	$167,299
Michael K. Campbell	18,000	$84,587
Timothy M. Floeder	5,000	$11,739

(1)	Ms. Frick did not exercise any stock options in the fiscal year ended October 31, 2011.

(2)
The aggregate dollar value realized upon exercise is the difference between the market price of the underlying shares of our common stock on the date of exercise, based on the fair market value of the options on the date of the exercise, and the exercise price of the options.

Potential Payments Upon Termination or Change in Control

We have entered into agreements that will require us to provide incremental compensation to our named executive officers in connection with a change in control of the Company.

Summary of Agreements.  The agreements provide that if we terminate the executive without “cause,” or if the executive leaves voluntarily for a “good reason,” during the 24 month period after a “change in control,” or prior to a change in control if the termination was a condition of the change in control or at the request or insistence of a person related to the change in control, we (or our successor) would be required to pay the executive the following benefits:

●
A lump sum cash payment equal to two times the sum of the executive’s annual base salary and target bonus for the year during which the change in control occurs; unless the executive terminates his or her employment for any reason during the first full calendar month following the first anniversary of the change in control, in which case we (or our successor) would be required to pay the executive a lump sum cash payment equal to one times the sum of the executive’s annual salary and target bonus for the year during which the change in control occurs;

●
If the executive elects COBRA coverage under our group health and dental plans, we will pay the excess of the executive’s COBRA premium over the amount the executive was paying as an active employee for coverage under our group health and dental plans for up to 24 months;

●	The executive may elect health and dental continuation coverage for up to an additional 12 months after the expiration of the 18-month COBRA period at the executive’s cost;

●
The executive will receive continued life insurance coverage for up to 24 months at a cost no more than the executive paid as an active employee and the Company will reimburse the executive monthly for any amounts that exceed such cost;

●
If the executive incurs a tax liability in connection with payments for executive’s continued coverage under our group health and dental plans and executive’s continued life insurance coverage described above that the executive would not have incurred if the executive had been an active employee, we will make an additional cash “gross-up payment” to the executive in an amount such that after payment by the executive of all taxes, including any taxes on the gross-up payment, the executive would retain an amount of the gross-up payment equal to the initial tax liability in connection with the benefit; and

●
If any payments (including the acceleration of stock options) made by us to the executive in connection with a change in control were subject to “excise tax” we would be required to make an additional cash “gross-up payment” to the executive in an amount such that after payment by the executive of all taxes, including any excise tax imposed upon the gross-up payment, the executive would retain an amount of the gross-up payment equal to the excise tax.

In addition, all unvested stock options held by the executives would immediately vest in full and become exercisable upon a change in control, whether or not the acquiring entity or successor assumes or replaces the stock options and whether or not the executive continues to be employed by us (or the successor) after the change in control. The accelerated options will remain exercisable for a period of two years from the date of the change in control or, if later, the date of the officer’s termination, but in any event not later than the expiration dates of the options.

For purposes of the agreements, a “change in control” of the Company will occur upon:

●	The sale, lease, exchange, or other transfer of all or substantially all of the assets of the Company (in one transaction or in a series of related transactions) to any third party;

●	The approval by the shareholders of the Company of any plan or proposal for the liquidation or dissolution of the Company;

●
Any person becomes the beneficial owner of (A) 20% or more, but not 50% or more, of the combined voting power of the Company’s outstanding securities, unless the transaction resulting in such ownership has been approved in advance by the “incumbent directors” (defined below), or (B) 50% or more of the combined voting power of the Company’s outstanding securities (regardless of any approval by the incumbent directors);

●
A merger or consolidation to which the Company is a party if the Company’s shareholders immediately prior to effective date of such merger or consolidation have beneficial ownership, immediately following the effective date of such merger or consolidation, of securities of the surviving corporation representing (A) more than 50%, but not more than 80%, of the combined voting power of the surviving corporation, unless such merger or consolidation has been approved in advance by the incumbent directors (as defined below), or (B) 50% or less of the combined voting power of the surviving corporation (regardless of any approval by the incumbent directors);

●	The incumbent directors cease for any reason to constitute at least a majority of the Board; or

●
A change in control of a nature that would be required to be reported, in the written opinion of the Company’s outside legal counsel, as a change in control of the Company on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act, whether or not the Company is then subject to such reporting requirement.

Under the agreements, “incumbent directors” are any individuals who are members of the board on the effective date of the agreement and any individual who subsequently becomes a member of the board and whose election or nomination was approved by a vote of at least a majority of the incumbent directors.

The agreements define “cause” as:

●	The executive’s gross misconduct that is materially and demonstrably injurious to the Company;

●
The executive’s willful and continued failure to perform substantially the executive’s duties with the Company or our successor (other than any such failure (1) resulting from the executive’s incapacity due to bodily injury or physical or mental illness or (2) relating to changes in the executive’s duties after a change in control that constitute “good reason”) after a written demand for substantial performance is delivered to the executive by the chair of the board which specifically identifies the manner in which the executive has not substantially performed the executive’s duties and provides for a reasonable period of time within which the executive may take corrective actions; or

●
The executive’s conviction (including a plea of nolo contendere) of willfully engaging in illegal conduct constituting a felony or gross misdemeanor under federal or state law which is materially and demonstrably injurious to the Company or our successor or which impairs the executive’s ability to perform substantially the executive’s duties for the Company or our successor;

And “good reason” as:

●
In the executive’s reasonable judgment, a material and adverse change in the executive’s title, status, position, authority, duties or responsibilities as in effect prior to the change in control, except for changes solely attributable to the fact that the Company is no longer an independent publicly owned company;

●
A reduction by the Company or our successor in the executive’s base salary, or a material adverse change in the form or timing of the payment of the executive’s salary, as in effect immediately prior to the change in control or as later increased;

●
The failure by the Company or our successor to cover the executive under employee benefit plans that, in the aggregate, provide substantially similar benefits to the executive and/or his or her family and dependents at a substantially similar total cost to the executive;

●	The Company or our successor requiring the executive to be based at any office or location that is more than 30 miles further from the executive’s base office or location before the change in control;

●
Any refusal by the Company or our successor to continue to allow the executive to attend to matters or engage in activities not directly related to the business of the Company which, at any time prior to the change in control, the executive was not expressly prohibited in writing by the board from attending or engaging in;

●	The failure to obtain from any successor its written assent to the change in control severance agreement;

●	Any purported termination of the executive’s employment that is not properly effected pursuant to the change in control severance agreement; or

●	The termination of employment with the Company by the executive for any reason during the first full calendar month following the first anniversary date of the change in control.

The executive must give written notice of an event or change constituting “good reason”, however, the executive may not give such notice until 90 days after the change in control. With regards to the first five events or changes described above that constitute “good reason,” if the Company remedies such event or change, the event or change will not constitute “good reason.”

After adoption, the change in control severance agreements cannot be amended or terminated in any way adversely affecting the executive without the executive’s consent.

Potential Payments to Named Executive Officers

The following table quantifies the potential benefits and payments to each of our named executive officers in connection with a change in control, and upon qualifying termination events in connection with a change in control, assuming, for calculation purposes, an effective date of October 31, 2011.

Name	Executive Benefits and Payments	Upon a Change in Control ($)(3)	Without Cause or Good Reason Termination Within 12 Months Following Change in Control ($)(1) (2)
Richard W. Kramp	Lump Sum Payment(1)		$1,181,140
	Health and Welfare Benefits(2)		$30,034
	Acceleration of Unvested Options(3)	$178,800
	280G Tax Gross-Up Payment(4)		$-
	Total	$178,800	$1,211,174

Brett A. Reynolds	Lump Sum Payment		$592,241
	Health and Welfare Benefits		$42,986
	Acceleration of Unvested Options	$41,720
	280G Tax Gross-Up Payment(4)		$-
	Total	$41,720	$635,227

Michael K. Campbell	Lump Sum Payment		$611,600
	Health and Welfare Benefits		$42,527
	Acceleration of Unvested Options	$41,720
	280G Tax Gross-Up Payment(4)		$-
	Total	$41,720	$654,127

Mary L. Frick	Lump Sum Payment		$537,651
	Health and Welfare Benefits		$39,640
	Acceleration of Unvested Options	$35,760
	280G Tax Gross-Up Payment(4)		$-
	Total	$35,760	$577,291

Timothy M. Floeder	Lump Sum Payment		$527,596
	Health and Welfare Benefits		$46,459
	Acceleration of Unvested Options	$35,760
	280G Tax Gross-Up Payment(4)		$-
	Total	$35,760	$574,056

(1)
Represents continued salary and bonus at the named executive officer’s fiscal 2011 annual salary rate and target bonus for twenty-four months.  If, however, the executive’s termination is due to the executive’s election to terminate in the first full month following the first anniversary of the change in control, the lump sum payment shown would be reduced by 50 percent.

(2)
Represents continued health and welfare benefits, including health, dental, vision, life insurance and short-term disability insurance, at the named executive officer’s benefit election level as of October 31, 2011.

(3)
Represents the differences between: (a) the market price of the shares of our common stock underlying the unvested stock options held by such officer as of October 31, 2011; and (b) the exercise price of the options.

(4)
We would not be obligated to make any 280G gross-up payments to our named executive officers assuming the change in control was effective on October 31, 2011.  Excise taxes under 280G apply only when change in control payments are in excess of the 280G safe harbor amount. The 280G safe harbor amount is generally three times the average of the executive’s taxable compensation for the five years prior to a change in control, subject to adjustment for employment for shorter periods.  Based on this calculation of the 280G safe harbor amount for each of our named executive officers and the total change in control payments set forth in the table above, none of our named executive officers would be subject to 280G excise taxes.

Risk Considerations in our Compensation Programs

Our Compensation Committee has assessed our risk as it relates to our compensation policies and practices for our employees and determined that it does not believe our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us. Further, we do not believe our compensation policies and practices encourage excessive or inappropriate risk taking.

We structure our compensation policies and practices to consist of both fixed and variable compensation to mitigate excessive or inappropriate risk taking. The fixed (or salary) portion of compensation is designed to provide a steady income regardless of the metrics associated with our business so that employees do not feel pressured to focus exclusively on business metrics, thereby increasing an employee’s willingness to engage in excessive or inappropriate risk taking to meet such business metrics.

Further, the variable component of our pay structure for our executive officers and certain other management employees includes long-term equity awards and variable cash incentive plans. The long-term equity awards, which generally vest over three years, are designed to further align management’s interests with those of our shareholders. We believe that such awards do not encourage excessive risk taking since the ultimate value of such awards is tied to our stock price, and since awards are staggered and subject to three year vesting schedules to help ensure that employees have significant value tied to long-term stock price performance.

DIRECTOR COMPENSATION

The following table provides summary information concerning the compensation of each individual who served as a director of Synovis during the fiscal year ended October 31, 2011, other than Richard W. Kramp, President and Chief Executive Officer, whose compensation is set forth under the heading “Executive Compensation.”

Name	Fees Earned or Paid In Cash ($)(1)	Option Awards ($)(2) (3)	Total ($)
John D. Seaberg	$36,000	$-	$36,000
William G. Kobi	$38,250	$-	$38,250
Karen Gilles Larson	$36,250	$-	$36,250
Mark F. Palma	$47,750	$-	$47,750
Richard W. Perkins	$38,000	$-	$38,000
Timothy M. Scanlan	$39,250	$-	$39,250
Sven A. Wehrwein	$49,250	$-	$49,250

(1)	Includes all fees paid for Board retainers, Board and committee meeting fees, and Board and committee chair stipends. See the compensation rate table below for more detail on the various fees.

(2)
In fiscal year 2011 the Company did not issue options to the Board of Directors. On November 2, 2009, 30,000 stock options were granted to each of our Board members.  These options were granted under our 2006 Incentive Stock Plan, and have an exercise price equal to $12.00, the “fair market value” of the shares on the date of grant (as determined under the plan as the closing stock price on the date of grant).  These stock options vest over a period of three years, with one-third of the shares underlying the stock option vesting on October 31, 2010, 2011, and 2012, respectively, as long as the individual continues to serve as a Board member.  The options expire on the fourth anniversary of each of the vesting dates. The amount of options granted to each Board member was determined by the Compensation Committee based upon a review of equity compensation from a peer group of regional public medical device companies listed under the heading “Compensation Discussion and Analysis - Executive Compensation Components.”

(3)
As of October 31, 2011, the aggregate number of stock options held by each of our directors named in the table above was as follows: Mr. Seaberg, 20,000; Mr. Kobi, 47,000; Ms. Larson, 20,000; Mr. Palma, 38,000; Mr. Perkins, 47,000; Mr. Scanlan, 20,000; Mr. Wehrwein, 38,000.

The table below sets forth the annual Board compensation, including retainer fees, meeting fees, and committee chair stipends paid to each of the Company’s non-employee directors for fiscal 2011 and to be paid in fiscal 2012. The Board of Directors, based on recommendations of the Compensation Committee, last revised non-employee director compensation levels effective November 1, 2011.

	Compensation Rate
	Fiscal 2011		Fiscal 2012

Monthly Board member retainer	$1,500		$2,000
Fee per Board meeting attended	$1,250		$1,500	(2)
Fee per Audit Committee meeting attended	$1,000	(1)	$1,000	(1) (2)
Fee per Compensation Committee meeting attended	$1,000	(1)	$1,000	(1) (2)
Fee per Governance Committee meeting attended	$1,000	(1)	$1,000	(1) (2)
Annual stipend for Chairman of the Board	$5,000		$12,000
Annual stipend for Audit Committee Chair	$4,000		$7,500
Annual stipend for Compensation Committee Chair	$3,000		$5,000
Annual stipend for Governance Committee Chair	$2,000		$3,000

(1)
The Chairs of the Audit, Compensation, and Governance Committees will receive 1.5 times the meeting fee for each committee meeting to reflect the work and preparation required as chair for such meetings.

(2)
Effective November 1, 2011, if Directors are unable to attend meetings, they have the option of attending via teleconference.  Directors attending meetings via teleconference will receive 50% of the meeting fee.

Synovis reimburses non-employee directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings, as well as for certain educational training or seminars related to continuing education as a Board member.  We do not compensate directors who are employed by the Company for serving on the board. The Board has approved a policy requiring each non-employee director to attend a minimum of one director related education course every three years.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 1, 2011 with respect to our compensation plans under which equity securities are authorized for issuance.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) (1)
Equity compensation Plans approved by the Company’s shareholders	815,556	$12.86	430,793

Equity compensation Plans not approved by the Company’s shareholders	-	$-	-

Total	815,556	$12.86	430,793

(1)
Included in the securities remaining available for issuance (Column C) are 339,962 shares associated with our 2006 Stock Incentive Plan and our prior 1995 Stock Incentive Plan and 90,831 shares associated with the Company’s Employee Stock Purchase Plan.  The table does not include the proposed additional shares to be reserved for issuance under the Employee Stock Purchase Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 1, 2011, unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5% of our outstanding common stock, (b) by each director and each nominee, (c) by each named executive officer, and (d) by all executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated. The address for each of our executive officers and directors is Synovis Life Technologies, Inc., 2575 University Ave. W., St. Paul, Minnesota, 55114.

Beneficial Owner	Number of Shares Beneficially Owned 1	Percentage Ownership
BlackRock Fund Advisors 2 40 East 52nd Street New York, NY 10022	638,823	5.5%
Axiom Asset Management, LLC 3 4 Radnor Corp Ctr. Suite 520 Radnor, PA 19087	587,862	5.1%
Perkins Capital Management, Inc. 4 730 East Lake Street Wayzata, MN 55391-1769	171,950	1.5%
William G. Kobi 5	47,000	*
Karen Gilles Larson 6	102,842	*
Mark F. Palma 7	38,159	*
Richard W. Perkins 8	225,500	1.9%
Timothy M. Scanlan 9	75,000	*
John D. Seaberg 10	44,000	*
Sven A. Wehrwein 11	43,000	*
Richard W. Kramp 12	191,697	1.7%
Brett A. Reynolds 13	27,269	*
Michael K. Campbell 14	157,163	1.4%
Mary L. Frick 15	36,287	*
Timothy M. Floeder 16	22,000	*
All Executive Officers and Directors as a Group (14 persons) 17	1,034,927	8.9%
* Less than 1%.

(1)
Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.  As of December 1, 2011, there were 11,167,690 shares of Common Stock outstanding.

(2)
The number of shares is based upon a Schedule 13F filed by BlackRock Fund Advisors reporting beneficial ownership as of September 30, 2011.  BlackRock Fund Advisors reported that it has sole voting power as to 638,823 shares and sole dispositive power as to 638,823 shares.

(3)
The number of shares is based upon a Schedule 13G filed by Axiom Asset Management, LLC reporting beneficial ownership as of November 4, 2011.  Axiom reported that it has sole voting power as to 587,862 shares and sole dispositive power as to 587,862 shares.

(4)
Excludes shares beneficially owned by Richard W. Perkins, a director of the Company and the controlling        shareholder of Perkins Capital Management, Inc. (“PCM”), a registered investment advisor. PCM disclaims       beneficial ownership of the 171,950 shares (the “PCM Shares”), which are held for the account of its clients.  Of the 171,950 shares, PCM has sole dispositive power with regard to all such shares and sole voting power over   56,550 of such shares.

(5)	Consists entirely of 47,000 shares Mr. Kobi has the right to acquire within 60 days upon the exercise of options.

(6)	Includes 20,000 shares Ms. Larson has the right to acquire within 60 days upon the exercise of options.

(7)	Includes 38,000 shares Mr. Palma has the right to acquire within 60 days upon the exercise of options.

(8)
Includes 21,000 shares held by the Perkins Foundation and 157,500 shares held by various trusts of which Mr. Perkins is the sole trustee.  Also includes 47,000 shares Mr. Perkins has the right to acquire within 60 days upon the exercise of options.  Excludes the 171,950 PCM Shares.  Mr. Perkins disclaims beneficial ownership of the PCM Shares.

(9)	Includes 20,000 shares Mr. Scanlan has the right to acquire within 60 days upon the exercise of options.

(10)	Includes 20,000 shares Mr. Seaberg has the right to acquire within 60 days upon the exercise of options.

(11)	Includes 38,000 shares Mr. Wehrwein has the right to acquire within 60 days upon the exercise of options.

(12)	Includes 85,000 shares Mr. Kramp has the right to acquire within 60 days upon the exercise of options.

(13)	Includes 17,000 shares Mr. Reynolds has the right to acquire within 60 days upon the exercise of options.

(14)	Includes 7,000 shares Mr. Campbell has the right to acquire within 60 days upon the exercise of options.

(15)	Includes 22,000 shares Ms. Frick has the right to acquire within 60 days upon the exercise of options.

(16)	Consists entirely of 22,000 shares Mr. Floeder has the right to acquire within 60 days upon the exercise of options.

(17)	Includes 407,500 shares which may be acquired within 60 days upon the exercise of options.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

Related Person Relationships and Transactions

Our Board of Directors recognizes that related person transactions can present potential or actual conflicts of interest, and may appear to be motivated by interests other than the best interests of the Company and our shareholders. Notwithstanding these considerations, the Board recognizes that there are situations where related person transactions may be in the best interests of the Company and our shareholders. Accordingly, our Board has delegated to our Audit Committee, pursuant to the terms of a written policy, the authority to review, approve, and ratify related person transactions prior to the effectiveness or consummation of the transaction. If advance approval is not practicable, the committee may review and, in its discretion, ratify the transaction at the next Audit Committee meeting. With respect to a related person transaction arising between Audit Committee meetings, the Chief Financial Officer may present it to the Audit Committee Chair, who will review and may approve the related person transaction subject to ratification by the Audit Committee at their next meeting. In addition, any related person transaction previously approved by the Committee or otherwise already existing that is ongoing in nature will be reviewed by the Audit Committee annually to ensure that such related person transaction has been conducted in accordance with the previous approval granted by the committee, if any, and that all required disclosures regarding the related person transaction are made.

Our policy defines a “related person transaction” as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) were or will be a participant and a related person had or will have a direct or indirect material interest. The Board has determined that certain interests do not create a material direct or indirect interest on behalf of the related person, and are, therefore, not “related person transactions” for purposes of the policy, including interests arising only from (a) the related person’s position as a director of another corporation or organization that is a party to the transaction, and/or (b) from the direct or indirect ownership by the related person and all other related persons in the aggregate of less than a 10% equity interest (other than a general partnership interest) in another entity which is a party to the transaction.

A related person transaction reviewed under the policy will be considered approved, or ratified if it is authorized by the Audit Committee in accordance with the standards in our policy after full disclosure of the related person’s interests in the transaction. As appropriate for the circumstances, the Committee will review all related person transactions, regardless of amount, and consider the related person’s relationship to the Company and interest in the related person transaction (as an approximate dollar value, without regard to profit or loss), the approximate total dollar value involved in the related person transaction, whether the transaction was undertaken in the ordinary course of business of the Company, whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party, the terms on which the related person offers the products or services involved in the related person transaction to unrelated parties, the purpose of, and the potential benefits to the Company of, the transaction, whether disclosure of the related person transaction is required under Item 404(a) of Regulation S-K, and any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Audit Committee will review all relevant information available to it about the related person transaction. The Committee may approve or ratify the related person transaction only if the Committee determines that, under all of the circumstances, the transaction is in the best interests of the Company and its shareholders. The Committee may, in its sole discretion, impose such conditions as it deems appropriate on the Company or the related person in connection with approval of the related person transactions.

With the knowledge and consent of the audit committee, Mr. Josh Campbell joined Synovis Surgical Innovations as a Territory Sales Representative in June 2009. Josh Campbell is the son of Mr. Michael Campbell, the President of Synovis Micro Companies Alliance, Inc., and an executive officer of the Company. At the time he was hired, the Audit Committee reviewed and approved the terms and conditions of Mr. Josh Campbell’s employment. Mr. Josh Campbell was not hired by, nor has he ever reported to, Mr. Michael Campbell.

In fiscal 2011, Mr. Josh Campbell received an annual base salary of $63,000. He also received commission compensation of $98,406 related directly to sales within his sales territory. Mr. Campbell’s sales performance was 109% of his territory quota in fiscal 2011. The Audit Committee has reviewed and ratified the terms of Mr. Campbell’s continued employment during fiscal 2011.

Director Independence

The Board of Directors has affirmatively determined that each of Mr. Seaberg, Mr. Kobi, Ms. Larson, Mr. Palma, Mr. Perkins, Mr. Scanlan and Mr. Wehrwein are “independent” as defined under current NASDAQ Global Stock Market listing standards for directors generally; accordingly, all of the Board committees were comprised in fiscal 2011 and are currently comprised solely of independent directors.

ITEM 14 – Principal Accountant Fees and Services

Fees of Independent Auditors

Audit Fees

Audit fees billed by Grant Thornton LLP (“Grant Thornton”), our current independent public accountants, for services rendered in auditing the Company’s financial statements included in this Form 10-K and reviewing the financial statements included in the Company’s quarterly reports on Form 10-Q for fiscal 2011 and 2010 totaled $225,000 and $203,000, respectively.  Included in audit fees for fiscal 2011 and fiscal 2010 are fees for attestation services relating to the report on the Company’s internal controls over financial reporting as specified in Section 404 of the Sarbanes-Oxley Act, as well as fees related to the issuance of consents provided for various other filings and audit support.

Audit-Related Fees

Audit-related fees billed by Grant Thornton for fiscal 2011 and 2010 totaled $31,000 and $21,000, respectively.  Audit-related fees for both fiscal 2011 and fiscal 2010 included fees for services rendered in auditing the Company’s 401(k) plan, along with fees for services rendered in regard to Due Diligence and support of an SEC Comment letter.

Tax Fees

Tax-related fees billed by Grant Thornton for services rendered in tax payment estimates, tax return preparation, tax planning, and support of an internal revenue service examination during fiscal 2011 and 2010 totaled $86,000 and $85,000, respectively.

Summary of Fees Billed to the Company by Grant Thornton

Fiscal years ended October 31,	2011	2010
Audit Fees	$225,000	$203,000
Audit-Related Fees	$31,000	$21,000
Tax Fees	$86,000	$85,000
All Other fees	$-	$-

Pre-Approval Policies

It is the Audit Committee’s policy to approve of any engagement or accounting project involving the independent auditors, and the related fees prior to commencement of the engagement or project. Projects are approved at the regular meetings of the Audit Committee. If a project requiring pre-approval arises between meetings, the Audit Committee Chair reviews the project and provides the required pre-approval, provided that such pre-approval is subsequently presented to the entire Audit Committee at its next meeting.

PART IV

ITEM 15 – Exhibits, Financial Statement Schedule

(a)	List of documents filed as part of this Report:

1)	Financial Statements, Related Notes and Report of Independent Registered Public Accounting Firm:

The following financial statements are included in this report on the pages indicated:

		Page

•	Management Report on Internal Controls Over Financial Reporting	30
•	Reports of Grant Thornton LLP	31-32
•	Consolidated Statements of Income for the years ended October 31, 2011, 2010, and 2009	33
•	Consolidated Balance Sheets as of October 31, 2011 and 2010	34
•	Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2011, 2010, and 2009	35
•	Consolidated Statements of Cash Flows for the years ended October 31, 2011, 2010, and 2009	36
•	Notes to Consolidated Financial Statements	37-52

2)	Exhibits:

The exhibits to this Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-3 of this Report.

The Company will furnish a copy of any exhibit to a shareholder who requests a copy in writing to the Company.  Requests should be sent to:  Chief  Financial Officer, Synovis Life Technologies, Inc., 2575 University Avenue W., St. Paul, Minnesota 55114-1024.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b):

A.	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File No. 0-13907)).

B.
Employee Stock Purchase Plan, as amended December 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2010 (File No. 0-13907)).

C.
Form of Change in Control Agreement dated December 12, 2008 between the Company and Richard Kramp, Brett Reynolds, Michael Campbell, Timothy Floeder, Mary Frick, and Daniel Mooradian (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 17, 2008 (File No. 0-13907)).

D.	Summary of fiscal 2012 Non-Employee Director Compensation (filed herewith electronically).

E.	Summary of fiscal 2012 Named Executive Officer Compensation (filed herewith electronically).

F.	2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended April 30, 2004 (File No. 0-13907)).

G.	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended April 30, 2009 (File No. 0-13907)).

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

J.
Form of Change in Control Severance Agreement dated July 11, 2011 between the Company and Richard Lanigan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated September 9, 2011 (File No. 0-13907)).

(b)	Exhibits:

The response to this portion of Item 15 is included as a separate section of this Report on Form 10-K on pages E-1 to E-3.

SCHEDULE II

SYNOVIS LIFE TECHNOLGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Balance at End of Deductions	Period

Allowance for doubtful accounts:

Year ended October 31, 2011	$403,000	$262,000	$42,000	$623,000

Year ended October 31, 2010	344,000	204,000	145,000	403,000

Year ended October 31, 2009	270,000	149,000	75,000	344,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVIS LIFE TECHNOLOGIES, INC.

By:	/s/ Richard W. Kramp
Richard W. Kramp,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 6, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 6, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ RICHARD W. KRAMP	President, Chief Executive Officer and Director
Richard W. Kramp	(Principal Executive Officer)

/s/ BRETT A. REYNOLDS	Vice President of Finance, Chief Financial
Brett A. Reynolds	Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

/s/ JOHN D. SEABERG	Chairman, Board of Directors
John D. Seaberg

/s/ WILLIAM G. KOBI	Director
William G. Kobi

/s/ KAREN GILLES LARSON	Director
Karen Gilles Larson

/s/ MARK F. PALMA	Director
Mark F. Palma

/s/ RICHARD W. PERKINS	Director
Richard W. Perkins

/s/ TIMOTHY M. SCANLAN	Director
Timothy M. Scanlan

/s/ SVEN A. WEHRWIEN	Director
Sven A. Wehrwein

SYNOVIS LIFE TECHNOLOGIES, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2011

2.1	Asset Purchase Agreement among Heraeus Vadnais, Inc., Heraeus Materials Caribe, Inc., and Heraeus Materials S.A., as Buyers, and Synovis Interventional Solutions, Inc., Synovis Caribe, Inc. and Synovis Life Technologies, Inc., as Seller Parties, dated as of January 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 8, 2008 (File No. 0-13907)).

2.2	Foreclosure Sale Agreement by and between Comerica Bank and Synovis Surgical Sales, Inc., a wholly- owned subsidiary of Synovis Life Technologies, Inc., dated as of July 2, 2009 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated July 2, 2009 (File No. 0-13907)) (Schedules and Exhibits have been omitted; however copies thereof will be furnished to the Securities and Exchange Commission upon request).

2.3	Agreement and Plan of Merger, dated as of December 12, 2011, among Baxter International Inc., Twins Merger Sub, Inc. and Synovis Life Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on December 13, 2011 (File No. 0-13907)).

2.4	Form of Voting Agreement dated as of December 12, 2011, among Baxter International Inc. and each of the Directors and Executive Officers of Synovis Life Technologies, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Report on Form 8-K filed on December 13, 2011 (File No. 0-13907)).

3.1	Restated Articles of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No.0-13907)).

3.2	Amendment to Restated Articles of Incorporation of the Company, as amended, dated March 20, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (File No. 0-13907)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 5, 2007 (File No. 0-13907)).

3.4	Amendment to Restated Articles of Incorporation, effective May 1, 2002, regarding the Company name Change from ‘Bio-Vascular, Inc.’ to ‘Synovis Life Technologies, Inc.’ (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (File No. 0- 13907)).

4.1	Form of common stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form 10 (File No. 0-13907)).

4.2	Rights Agreement, dated as of June 1, 2006, between Synovis Life Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including exhibits thereto (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated June 1, 2006 (File No. 0-13907)).

4.3	Restated Articles of Incorporation of the Company, as amended (see Exhibit 3.1).

4.4	Amendment to Restated Articles of Incorporation of the Company, as amended, dated March 20, 1997 (see Exhibit 3.2).

4.5	Amended and Restated Bylaws of the Company (see Exhibit 3.3).

4.6	Amendment to Restated Articles of Incorporation, effective May 1, 2002 (see Exhibit 3.4).

SYNOVIS LIFE TECHNOLOGIES, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2011

4.7	First Amendment to the Rights Agreement, dated as of December 12, 2011, to the Rights Agreement, dated as of June 1, 2006, by and between Synovis Life Technologies, Inc. and American Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on December 13, 2011 (File No. 0-13907)).

10.1	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (File No. 0-13907)).

10.2	Employee Stock Purchase Plan, as amended December 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2010 (File No. 0-13907)).

10.3	Change in Control Agreement dated December 12, 2008 between the Company and Richard Kramp, Brett Reynolds, Michael Campbell, Timothy Floeder, Mary Frick and Daniel Mooradian (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 17, 2008 (File No. 0-13907)).

10.4	Change in Control Severance Agreement dated July 11, 2011 between the Company and Richard Lanigan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 (File No. 0-13907)).

10.5	Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended October 31, 1995 (File No. 0-13907)).

10.6	First Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated September 19, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2002 (File No. 0-13907)).

10.7	Second Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated January 1, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2008 (File No. 0-13907)).

10.8	Third Amendment to Lease Agreement effective August 1, 1995 between the Company and CSM Investors, Inc., dated August 1, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report in Form 10-K for the period ended October 31, 2005 (file No. 0-13907)).

10.9	Fourth Amendment to Lease Agreement effective August 1, 1995 between Company and CSM Investors, Inc., dated August 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 5, 2008 (File No. 0-13907)).

10.10	Fifth Amendment to Lease Agreement effective August 1, 1995 between Company and CSM Investors, Inc., dated February 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended January 31, 2011 (File No. 0-13907)).

10.11	2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended April 30, 2004 (File No. 0-13907)).

10.12	Summary of fiscal 2012 Non-Employee Director Compensation (filed herewith electronically).

10.13	Summary of fiscal 2012 Named Executive Officer Compensation (filed herewith electronically).

SYNOVIS LIFE TECHNOLOGIES, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2011

10.14	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 0-13907)).

10.15	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

10.16	Form of Non-Statutory Stock Option Agreement under 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2006 (File No. 0-13907)).

10.17	Lease agreement effective July 17, 2009 between the Company and the Irvine Company LLC (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended October 31, 2009 (File No. 0-13907)).

21.1	List of Subsidiaries of the Company (filed herewith electronically).

23.1	Consent of Grant Thornton LLP (filed herewith electronically).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (filed herewith electronically).

101	The following materials from Synovis Life Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for each of the fiscal years in the three-year period ended October 31, 2011, (ii) the Consolidated Balance Sheets as of October 31, 2011 and 2010, (iii) the Consolidated Statements of Shareholders’ Equity for each of the fiscal years in the three-year period ended October 31, 2011, (iv) the Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2011, and (v) Notes to Consolidated Financial Statements (furnished herewith electronically).*

*
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.